Form 10KSB
period 2005-12-31
DentalServ.com
filed 2006-09-19
CIK 1364896

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2005

9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-49768

DENTALSERV.COM
(Name of small business issuer in its charter)

Nevada	91-2015980
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 741, Bellevue, WA	98009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (425) 453-0355

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act 9

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

: Yes 9 No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. : Yes 9 No

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

: Yes 9 No

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,573,500 common shares issued and outstanding as of December 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

This Form 10-KSB is being filed at the request of National Association of Securities Dealers. DentalServ was not otherwise required to file this Form 10-KSB.

DentalServ filed a Form 10-SB, as amended, with the Securities and Exchange Commission on July 21, 2006 which contained the enclosed audited financial statements for the year ended December 31, 2005 and unaudited financial statements for the quarter ended June 30, 2006.

ii

iii

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Description of Business.

Formation.

DentalServ.Com. ("DentalServ"), was incorporated in the State of Nevada on December 15, 1999. DentalServ is registered as a foreign corporation in the State of Washington under the name "DentalServ.Com, Corp."). The principal address of DentalServ is P.O. Box 741 Bellevue, Washington 98009. DentalServ had planned to develop its software package in 2000-2003 but Harry Miller, the Principal, became engaged in other enterprises. Although DentalServ maintained its eligibility, it was dormant during those years. The result of an attempt to develop the package in 2003 proved unacceptable. A new software developer was engaged in late 2004 leading to the development of a new suitable product.

DentalServ has not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

On September 20, 2003, DentalServ completed a 5.5 for 1 forward split of its issued and outstanding share capital.

Our Business.

Principal Product

DentalServ a development-stage company was founded for the purpose of supplying to customers in the dental profession integrated software packages for office administration and management systems. Our dental software package will automate the administrative, financial and clinical information management functions of dental, orthodontic and oral and maxillofacial surgery practices. Features include the following components:

  Administrative
    patient registration,
    appointment scheduling,
    patient correspondence,
    staffing management,
    referral management, and
    management reporting;
  Financial:
    patient billing,
    insurer billing, and
    accounts receivable; and

  Patient information:
    patient dental history,
    Record of patient visits, and
    Treatment planning.

All information will be stored in a Microsoft XP database.

We plan on developing our software product in such a way that it may be installed either in computers located in the doctor's office, or by a download from DentalServ's website.

Industry Overview

It is estimated that the worldwide industry sales of dental practices management software currently exceeds $200 million annually and is expected to grow 8% to 10% per year. The United States represents the majority of the foregoing sales figures and expected growth. The increase in sales is directly related to the automation of dental offices. Approximately 69% of all dentists in United States practice on their own. According to the American Dental Association the majority of these practitioners ten years ago did not use computer except for basic processing and accounting purposes.

Today, dental offices are looking to automate all areas of their practice in order to increase efficiency and profitability. This change is also being by the increase in HMO insurance providers who require electronic on-line billing.

There are over fifty-eight recognized companies offering practice management software to the dental industry in the United States. Almost all of these applications provide: administrative functions (scheduling); financial functions (billing) and receivables management. Three companies have captured approximately 70% of the dental practice management software. In no particular order they are: PracticeWorks, Inc. (which just announced a takeover bid by Kodak), Patterson Dental Supply, Inc. (Eagle Soft), and Henry Schein, Inc. (Dentrix Dental Systems, Inc.)

Despite the number of companies currently in this field we believe there is a niche for a new dental practice management software. What most of the programs on the market lack is vertical compatibility to other practice management software and other non-practice management software a dental office may be using. It is our opinion that the majority of the existing dental management software programs were not designed for dental offices and sole practitioner offices in particular and therefore:

  fail to handle the complexity of pricing created by HMO insurance programs;
  cost more than solo offices deem reasonable to their perceived value;
  are difficult to use and require extensive staff training;
  require a software expert to install and troubleshoot glitches in the software;
  are difficult to upgrade without losing information; and
  do not allow information to be easily transferred or utilized in other software applications.

We plan to develop a product that can address at least some, if not all, of these concerns.

Business Strategy

As stated above, we are at the preliminary stage of developing a dental practice management software program. We currently have a prototype available for beta testing.

Our business strategy is over the course of the next twelve months is to:

  Beta test this product in three stages: a. in-house on various operating platforms. b. utilize independent testers for ease of usability and c. at a number of participating dentists offices.
  Develop a web site. Currently DentalServ.com will become available at the beginning of September and DentalServ is in line to resecure it.
  Develop a marketing and branding program.
  Demonstrate product at trade shows and dental offices.

DentalServ raised $11,755 via a 504 private placement offering within the State of Washington in December of 2003. We will however, need to raise a significant amount of additional capital prior to introducing our product. We are in the process of determining the amount required. However, we contemplate that the sum will exceed $500,000.

Sales and Marketing

To date we have conducted no sales or marketing campaign. Nor do we intend to start a sales and marketing program until we finish beta testing our software program.

We anticipate that when we are ready to start a sales and marketing campaign we will target potential customers located in the North West and principally through participation in trade show demos dental office introduction, direct mailings and advertising.

Competition

The market for software office programs in intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. We face competition from:

  national and regional practice management application providers. The three main companies being- PracticeWorks, Inc. (which just announced a bid by Kodak). Patterson Dental Supply, Inc. (Eagle Soft), and Henry Schein, Inc. (Dentrix Dental Systems, Inc.);
  application services providers, such as the Trizetto Group, Inc.;
  traditional and online suppliers of dental, medical and office supplies; and
  independent software development companies and developers.

Most, if not all, of these companies have greater financial, development, technical, marketing and sales resources than we have. Competitive factors we believe are key in dental software industry in order of importance are:

  price;
  ease of implementation;
  product features and functionality;
  customer service, support and satisfaction; and
  ongoing product improvements.

Our initial competitive focus will be on price and ease of implementation. We feel that we can deliver the service at a substantial discount to competitors, and in effect undercutting virtually all.

Research and Development

Over the last year, we have been investigating the dental software industry and have spent considerable time looking at various available products. We also developed one beta dental office accounting software program that after preliminary testing we decided to abandon due to compatibility flaws. Subsequently, we entered into an agreement with a senior software developer and he has delivered a program that after beta testing should be the answer to our search. The terms of the agreement was a payment of $2,000 and the issuing of 50,000 common shares upon completion of the product.

Environmental Compliance

The nature of DentalServ's business does not require special environmental or local government approval. DentalServ is compliant with all environmental laws. There is not cost to DentalServ for such compliance.

Patents & Trademarks

Management of DentalServ regards certain aspects of DentalServ's internal operations, software and documentation as proprietary, and intend to rely on a combination of contract, copyright, trademark and trade secret laws and other measures, including confidentiality agreements, to protect DentalServ's proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than other factors such as the knowledge, ability and quality of software product. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

Management of DentalServ believes that DentalServ's products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

Our future license agreements with our customers will contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. Damage or injunctive relief resulting under such a successful claim could seriously harm our business.

Government Regulation

DentalServ and its dental practice management software is subject to the Health Insurance Portability and Accountability act of 1996, or HIPAA. HIPAA provides national standards to facilitate the electronic exchange of health information and to ensure the confidentiality and security of such information. HIPAA covers:

  disclosure and use of health information;
  individuals' rights to access and amend their health information;
  individual's rights to an accounting of disclosures; and
  administrative, technical and physical safeguards required of covered entities that maintain or transmit protected health information.

HIPAA generally prohibits and disclosure or use of protected health information except as authorized either by HIPAA or by the patient under standards set by HIPAA. HIPAA applies to all health care providers, health plans and health care clearinghouses, known collectively as "covered entities" and their "business associates", which DentalServ would likely be characterized.

In addition to the federal privacy rule described above, most states have enacted patient confidentiality laws which prohibit the disclosure of confidential information.

Our business may also be subject to the laws and regulations applicable to communications or commerce over the Internet. Various laws in the United States govern user privacy, pricing, content, copyright, distribution and characteristics and quality of products and services offered on the internet.

Employees.

As of September 18, 2006, DentalServ does not have any employees either part time or full time. Mr. Harry Miller, the executive officer of DentalServ is involved in the affairs of DentalServ as required. He is not employed by DentalServ. Nevertheless, he was responsible for incorporating DentalServ, developing its software concept, engaging the services of professionals to assist in the development of DentalServ, to prepare documents as required and undertake other duties which are normally the responsibility of the executive officer of a company. DentalServ is not a party to any employment contracts or collective bargaining agreements. DentalServ does not believe it will have problems in attracting suitable employees.

Reports to Securities Holders.

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

Risks Related to Our Business and Industry

DentalServ Has No Operating History That Can Be Used to Evaluate its Future Business Prospects.

DentalServ has had a limited operating history and no revenues or earnings from operations since inception. DentalServ has little or no tangible assets or financial resources. DentalServ will, in all likelihood, continue to sustain operating expenses without corresponding revenues until it completes its beta testing of its software program and for the first two years of active sales.

Our Independent Auditors have Reported that We Have Suffered Recurring Losses From Operations that Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

During the year ended December 31, 2005 and 2004, we incurred a net loss of $5,942 and $5,845, respectively.

As of June 30, 2006, we have accumulated a deficit of $24,023 and have cash on hand of $669. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise approximately $6,000 in operating capital in order to maintain our current status and at least $30,000 to remain viable as a going concern for the current fiscal year. We can provide no assurance that we will be able to raise these necessary funds and therefore may not be able to continue as a going concern.

Market Acceptance of Our Proposed Software Program is Uncertain.

Although informal marketing research indicates that market acceptance of our recently created software program is likely, market adoption is not certain. DentalServ can offer no assurances that its products will generate sufficient revenues to support a profitable business. If sales are inadequate, revenues may not be sufficient to sustain DentalServ's business, which may result in cessation of operations.

Because our Software Program is Aimed Exclusively at Dentists and Dental Offices, our Operating Results May be Adversely Affected by Changes in this Service Industry.

As a result of our focus on dentists and dental office, our financial results in the future will depend, in significant part, upon economic conditions in the dental industry. An economic downturn or adverse change in the regulatory environment or business prospects for this industry may negatively effect our future revenues or lower our potential growth rate. In addition, DentalServ must continue to develop industry specific functionality for its software program, which satisfy the changing, specialized requirements of prospective customers in our target industry.

DentalServ May Not be Able to Recruit and Retain the Experienced Personnel Needed to Compete in the Industry.

DentalServ competes with many other companies for experienced personnel. DentalServ may be unable to successfully attract and retain qualified personnel when it becomes fully operational.

A Number of Our Competitors are Well-Established Software Companies that Have Advantages Over Us.

DentalServ faces competition from a number of software companies that have advantages over us due to their existing and large customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as:

  national and regional practice management application providers. The three main companies being- PracticeWorks, Inc. (which just announced a bid by Kodak). Patterson Dental Supply, Inc. (Eagle Soft), and Henry Schein, Inc. (Dentrix Dental Systems, Inc.);
  application services providers, such as the Trizetto Group, Inc.;
  traditional and online suppliers of dental, medical and office supplies; and
  independent software development companies and developers.

As a result, the market for dental office software applications has been and continues to be intensely competitive. Some competitors have become more aggressive with their pricing, payment terms and/or issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors. We expect competition to persist and intensify, which could negatively impact our future operating results and ability to establish any significant market share.

Mr. Miller, Our Sole Director and Officer, Will Only Devote Part Time Efforts to this Business Due to His Involvement in Other Business Interests.

The amount of time which Mr. Miller, our sole officer and director will devote to DentalServ's business will be limited. Mr. Miller is actively involved with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. Currently, Mr. Miller is not involved in any other entity which is engaged in a similar business as DentalServ.

Risks Related to Owning Our Common Stock

There is Little or No Market for our Securities and Significant Restrictions on the Trading of Our Securities as a Penny Stock.

A limited public market currently exists for our common stock on the PinkSheets. In the future, there can be no assurance that an active public market for our securities will ever develop or be sustained. Our common stock is also subject to the penny stock rules. The term "penny stock" generally refers to low-priced, speculative securities of very small companies. Before a broker-dealer can sell a penny stock, Securities and Exchange Commission rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement for the transaction. The broker-dealer must furnish the customer with a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer's account. These requirements make penny stocks more difficult to trade. Since our common stock is subject to the penny stock rules, the market liquidity of our common stock may be adversely affected. See Part II, Item 1, "Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters - Market Information and Penny Stock".

Mr. Miller, Our Sole Director and Officer Owns 88% of DentalServ's Issued and Outstanding Common Stock Which Provides Him Significant Control Over the Future of DentalServ.

Mr. Miller owns approximately 88% of DentalServ's issued and outstanding common stock. As a result, he can exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of DentalServ or its business direction. There can be no assurance that Mr. Miller will vote his shares in a manner that is consistent with the preferences of DentalServ's minority stockholders.

Item 2. Description of Property.

DentalServ neither owns nor leases any real property. At present, offices are provided at no cost to DentalServ by Mr. Harry Miller the President and Chief Executive Officer of DentalServ in Bellevue, Washington. This arrangement is expected to continue until such time as DentalServ becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.

Item 3. Legal Proceedings.

We were not a party to any legal or regulatory proceedings in the fiscal year ended 2005 or as of today's date of September 18, 2006, nor are we aware of any such proceedings pending.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

General.

Our common shares are quoted on the PinkSheets under the symbol "DSRV". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from PinkSheets.Com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High	Low
June 30, 2006(2)	$2.05	$0.29
March 31, 2006	N/A	N/A
December 31, 2005	N/A	N/A
September 30, 2005	N/A	N/A
June 30, 2005	N/A	N/A
March 31, 2005	N/A	N/A
December 31, 2004	N/A	N/A
September 30, 2004	N/A	N/A
June 30, 2004	N/A	N/A
March 31, 2004	N/A	N/A

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	DentalServ was originally first quoted on the PinkSheets in April, 2006.

Holders of Common Stock

As of July 21, 2006, there were thirty-nine (39) registered shareholders of DentalServ's common stock.

Dividend Policy.

DentalServ has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. DentalServ's current policy is to retain any earnings in order to finance the expansion of its operations. DentalServ's board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

No Equity Compensation Plan

DentalServ does not have an equity compensation plan and does not plan to implement such a plan.

Penny Stock

Until DentalServ's shares qualify for inclusion in the NASDAQ system, the trading of DentalServ's securities will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to DentalServ, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Recent Sales of Unregistered Securities.

On September 20, 2003, DentalServ issued 495,000 shares of its common stock to Lorne Demrose, for cash consideration of $495.

On December 20, 2003, DentalServ issued 78,500 shares of its common stock to twenty-six Washington State residents, for cash consideration of $11,775. These securities were issued pursuant to Regulation D, Rule 504.

On February 19, 2005, DentalServ issued 50,000 shares of its common stock to Zane Weaver as partial consideration for an operating software product.

DentalServ relied on exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of 495,000 shares of Common Stock to Mr. Demrose and Mr. Weaver.

The recipients of securities in each of the transactions listed above represented to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was an accredited. All recipients had adequate access, through an offering memorandum or other relationship with DentalServ or through other access to information provided by Mr. Harry Miller, our President, to all relevant information necessary to evaluate the investment. All of the shares issued were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

DentalServ did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. In addition, each of the share certificates issued in the transactions listed above was stamped with a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws.

Item 6. Management Discussion and Analysis or Plan of Operations

Our Proposed Plan of Operation

Our business strategy is over the course of the next twelve months is to:

  Raise additional operating capital by considering various alternatives, including private placement, debt financing and SB-2 filings. One or a combination of these alternatives can allow us to meet our cash flow needs until our product sales can sustain our operations. Our current financing is primarily in the form of short-term loans from Officers.
  Complete beta testing our software program in three stages:
    in-house on various operating platforms;
    utilize independent testers for ease of usability; and
    at a number of participating dentists offices.
  Develop a website to highlight our software program.
  Develop a marketing and branding program.
  Develop distribution, strategic alliance and/or licensing channels to sell and distribute our software program.
  Demonstrate and market our software products at trade shows and dental offices.
  Create a knowledgeable sales force that will allow for the aggressive distribution of our products. We are considering various ways of accomplishing this, including the use of independent field representatives and an in-house sales team.

Capital Requirements of Our Proposed Plan of Operations

We anticipate the capital costs to fully implement our business plan over the next twelve months to be approximately $500,000. DentalServ currently has $669 in cash. DentalServ will need to raise a significant amount of additional capital prior to introducing its product beyond the beta testing stage. We are in the process of determining the amount required, however, we contemplate that the sum will exceed $500,000. We will need to raise a minimum of $6,000 to meet our minimum operating capital requirements as based on our statement of operations over the past two years.

Need for Additional Capital

We need to immediately raise additional capital and/or generate revenue to run the daily operating activities of the business. We believe that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months.

Since entering the development stage, we have obtained financing from the proceeds of loans and private placements of equity securities. Until such time as we generate sufficient revenues from the sale of our software program, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

  debt and equity instruments;
  private placements of common stock;
  additional funding from Mr. Harry Miller, our sole officer and director; or
  funding from potential clientele or future industry partners.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Competition.

The market for software office programs in intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. We face competition from:

  national and regional practice management application providers. The three main companies being - PracticeWorks, Inc. (which just announced a bid by Kodak). Patterson Dental Supply, Inc. (Eagle Soft), and Henry Schein, Inc. (Dentrix Dental Systems, Inc.);
  application services providers, such as the Trizetto Group, Inc.;
  traditional and online suppliers of dental, medical and office supplies; and
  independent software development companies and developers.

Most, if not all, of these companies have greater financial, development, technical, marketing and sales resources than we have. Competitive factors we believe are key in dental software industry in order of importance are:

  price;
  ease of implementation;
  product features and functionality;
  customer service, support and satisfaction; and
  ongoing product improvements.

Our initial competitive focus will be on price and ease of implementation. We feel that we can deliver the service at a substantial discount to competitors, and in effect undercutting virtually all.

Item 7. Financial Statements.

The financial statements and schedules that constitute Item 7 of Form 10-KSB immediately follow below.

DENTALSERV.COM

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

TABLE OF CONTENTS	PAGE #
Report of Independent Registered Public Accounting Firm	1
Financial Statements
Balance Sheet	2
Statement of Operations	3
Statement of Stockholders' Equity	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 7

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dentalserv.com

I have audited the accompanying balance sheets of Dentalserv.com (A Development Stage Company) as of December 31, 2005 and 2004, and the related statement of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005 and 2004 and December 15, 1999 (inception), to December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dentalserv.com, (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and December 15, 1999 (inception), to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bellevue, Washington
May 9, 2006

Dentalserv.com (A Development Stage Company)

	Balance Sheet

Assets	December	December
	31, 2005	31, 2004

Current Assets
Cash	$ -	$ 1,900

Total Current Assets	0	1,900

Other Assets	7,500	0

TOTAL ASSETS	$ 7,500	$ 1,900

Liabilities and Stockholders' Equity

Bank Overdraft	42
Officers Advances (Note #6)	$ 4,000	$ -
Accounts Payable	0	0

		0
Total Current Liabilities	4,042

Stockholder's Equity
Common stock, $.001 par value, authorized
100,000,000 shares; 5,573,500 shares and 5,523,500 shares issued and outstanding at
December 31, 2005 and
December 31, 2004 respectively	1,750	1,741
Additional paid in capital	22,821	15,330
Deficit accumulated during the development stage	-21,113	-15,171

Total Stockholder's Equity (Deficit)	3,458	1,900

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ 7,500	$ 1,900

See notes to financial statements

Dentalserv.com. (A Development Stage Company)

Statement of Operations

			December 15, 1999
	Year Ended	Year Ended	(inception)
	Dec 31, 2005	Dec 31, 2004	to Dec 31, 2005

Income
Revenue	$ -	$ -	$ -

Expenses
General and Administrative	5,942	5,845	21,113

Total Expenses	5,942	5,845	21,113

Net Loss	$ (5,942)	$ (5,845)	$ (21,113)

Net Loss per share
Basic and diluted	($0.0011)	$ (0.0011)	$ (0.0038)

Weighted average number of
common shares outstanding	5,573,500	5,523,500	5,523,500

See notes to financial statements

Dentalserv.com
(A Development Stage Company)

Statement of Stockholder's Equity

	Common Stock		Additional	Deficit accumulated During development stage
	Shares	Amount	capital

December 15, 1999
issued for cash	900,000	$ 900	$ 900	$ -

Net loss year ended
December 31, 2001				-2,419

Balance December 31, 2000	900,000	900	900	$ (2,419)

Net loss year ended
December 31, 2001				-2,419

Balance December 31, 2001	900,000	$ 900	$ 900	$ (4,838)

Conversion of debt to Capital			3,000

Net loss year ended
December 31, 2002				-2,001

Balance December 31, 2002	900,000	$ 900	$ 3,900	$ (6,839)

Stock Split 5.5 shares	4,050,000	$ 736	$ (736)
Stock Purchase	495,000	$ 90	$ 405
Stock Purchase	78,500	$ 14	$ 11,761
Net loss year ended
December 31, 2003				-2,487

Balance December 31, 2003	5,523,500	$ 1,741	$ 15,330	$ (9,326)

Net loss year ended
December 31, 2004				-5,845

Balance December 31, 2004	5,523,500	$ 1,741	$ 15,330	$ (15,171)

Issued shares	50,000	$ 9	$ 7,491

Net loss year ended
December 31, 2005				-5,942

Balance December 31, 2005	5,573,500	$ 1,750	$ 22,821	$ (21,113)

See notes to financial statements

	Dentalserv.com (A Development Stage Company)

	Statement of Cash Flows

			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31, 2005	Dec 31, 2004	to Dec 31, 2005

Cash Flows from Operating Activities

Net (Loss)	$ (5,942)	$ (5,845)	$ (21,113)

Adjustments to reconcile net loss to cash
(used) in operating activities

Changes in assets and liabilities
Accounts Payable	0	0	0
Officers Notes Payable	0	0	0
Officers Advances Payable	4,000	0	4,000

Net Cash (used) in operating results	-1,942	-5,845	-17,113

Cash flows from Financing Activities
Proceeds from issuance of common stock	0	0	17,071

Net increase (decrease) in cash	-1,942	-5,845	-42

Cash at Beginning of Period	1,900	7,745	0

Cash at End of Period	$ (42)	$ 1,900	$ (42)

See notes to financial statements

DENTALSERV.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 1 - History and Organization of the Company

The Company was organized December 15, 1999, under the laws of the State of Nevada as Dentalserv.com. The company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On December 15, 1999, the Company issued 900,000 shares of its $0.001 par value common stock for cash of $ 1800.

On September 20, 2003, the Company authorized a stock split of 5.5 shares for each outstanding share.

On September 20, 2003, the Company issued 495,000 shares of its $0.001 par value common stock for cash of $ 495.

On December 7, 2003, the company issued 78,500 shares of its $0.001 per value stock for cash of $ 11,775.

On February 19, 2005 the Company issued 50,000 shares at a deemed value of $0.15 for an operating software product.

Note 2 - Accounting Policies and Procedures

The company has not determined its accounting policies and procedures, except as follows:

The company uses the accrual method of accounting.

Earnings per share are computed using the weighted average number of shares of common stock outstanding.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Warrants and Options

There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

Note 4 - Going Concern

The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through further equity financings and seeking necessary bank loans.

Note 5 - Related Party Transactions

The Company neither owns nor leases any real or personal property. Office services are provided without charge by Harry Miller, the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 0 and $ 4,000 on December 31, 2005 and December 31, 2004 respectively.

______________________

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

DentalServ has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 8A. Controls and Procedures.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There are no present arrangements or pledges of DentalServ's securities which may result in a change in control of DentalServ.

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Item 8B. Other Information.

None

PART III

Item 9. Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers

Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, audit or compensation committee.

The names, addresses, ages and positions of our present directors, executive officers and key employees are set forth below:

Name and Address	Age	Positions	Date First Held
Harry Miller 401 Detwiller Lane Bellevue, WA 98004	70	President, Chief Executive Officer, Secretary, Treasurer, Acting Chief Executive Officer & Director	December 15, 1999

DentalServ intends to recruit and appoint additional directors and officers as needed who have the requisite complement of skills to successfully implement the mandate of DentalServ. Currently DentalServ has no employees other than those cited above. DentalServ will recruit employees as DentalServ grows and develops.

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present director and executive officer is as follows:

Harry Miller, has been President, Chief Executive Officer, Secretary, Treasurer, Acting Chief Financial Officer and sole director of DentalServ since December 15, 1999. Mr. Miller has years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is the former director and officer of the following reporting issuers: (1) Coronation Acquisition Corp., a former blank check company, now known as Supreme Realty Investments, Inc. ("SRLT.OB"); (2) a blank check company known as DentalServ. which has not yet found a project; and of Medina Coffee, Inc., now known as China Bak Battery Inc. ("CBBT.OB"). Medina Coffee was in the business of espresso carts and cafes.

Significant Employees.

DentalServ has no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend to hire software developers and sales staff on an as needed basis. We have not entered into any negotiations or contracts with any of them. We do not intend to initiate negotiations or hire anyone until we complete our market testing of our software. As DentalServe is in the start phase and therefore the time requirements to date on the members of our board of directors have been minimal. We expect these time requirements going forward will increase but none of our current or future directors or officers will spend 100% of his time on the business of DentalServ.

21

Involvement in Certain Legal Proceedings.

During the past five years, none of our directors or officers have been:

  a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
  convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships.

Not Applicable. We currently have only one director and officer, Mr. Harry Miller.

Audit Committee Financial Expert.

DentalServ does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors. Additionally, DentalServ does not have a member on its board of directors that has been designated as an audit committee "financial expert." DentalServ does not believe that the addition of such an expert would add anything meaningful to DentalServ at this time. It is also unlikely DentalServ would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development. In order to entice such a director to join its Board of Directors DentalServ would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things DentalServ is unable to afford at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934. Under this section Mr. Harry Miller is now required to file a Form 3 initial report with the Securities and Exchange Commission and file a Form 4 on any subsequent changes. Mr. Miller has not bought or sold any securities since the

Code of Ethics.

Dentalserv has not adopted a Code of Ethics at this time and the Board of Directors of DentalServ is reviewing the necessity of adopting such a document at this time by DentalServ given the composition of its Board of Directors and Officer and its scale of its operations at this time.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 since our date of incorporation.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Harry Miller President, CEO, Secretary, Treasurer, Acting CFO & Director(1)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Notes	(1)	Mr. Harry Miller became a director and officer of DentalServ on the date we were incorporated, December 15, 1999.

Stock Options/SAR Grants.

No grants of stock options or stock appreciation rights were made since our date of incorporation December 15, 1999.

Long-Term Incentive Plans.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Compensation of Directors.

No cash compensation was paid to our director for his services as director since our date of incorporation December 15, 1999. We have no standard arrangement pursuant to which our director(s) are to be compensated for their services in their capacity as director(s) except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment or Change of Control.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by DentalServ for the benefit of its employees.

Equity Compensation Plan.

DentalServ does not have an equity compensation plan and does not plan to implement such a plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Table of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 6, 2006, regarding the beneficial ownership of DentalServ's Common Stock by (i) each stockholder known by DentalServ to be the beneficial owner of more than 5% of DentalServ's Common Stock, (ii) by each Director and executive officer of DentalServ and (iii) by all executive officer and Directors of DentalServ as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Harry Miller 401 Detwiller Lane Bellevue, WA 98004	4,950,000 (Restricted securities as defined in the Securities Act of 1933)	88.80%
Lorne Demorse 404 Detwiller Lane Bellevue, WA 98004	495,000 (Restricted securities as defined in the Securities Act of 1933)	8.88%
All officers and directors as a group (1 person).	4,950,000 (Restricted securities as defined in the Securities Act of 1933)	88.80%

Notes:
(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.

Changes in Control.

There are no present arrangements or pledges of DentalServ's securities which may result in a change in control of DentalServ.

Item 12. Certain Relationships and Related Transactions.

We were formed on December 15, 1999. On December 17, 1999, we issued 900,000 shares of our common stock to Harry Miller, for an aggregate purchase price of $1,800.00. On September 20, 2003 we forward split our stock on a 5.5 to one basis increasing the number of shares of our common stock held by Mr. Miller to 4,950,000 shares. Mr. Miller is the President, Chief Financial Officer, Secretary, and sole director of DentalServ.

As of July 21, 2006, Mr. Miller has loaned us an aggregate total of $7,621. This loan is unsecured, is due on demand and does not bear interest.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)
3.2	Articles of Amendment (incorporated by reference from our Form 10-KSB, filed July 21, 2006)
3.3	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)
31.1	Section 906 Certificate of CEO
31.2	Section 906 Certificate of CFO
32.1	Section 302 Certificate of CEO & CFO

Reports of Form 8-K.

None.

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2005 and December 31, 2004, George Stewart, CPA provided various audit, audit related and non-audit services to us as follows:

	December 31, 2005	December 31, 2004

Audit and audit related service fees	$ 4,550	$ 0
Non-audit service fees	$ 250	$ 0

	$ 4,800	$ 0

The non-audit services in 2005 consisted solely of assistance in the preparation and filing of corporate tax returns for DentalServ.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTALSERV.COM.

      /s/ Harry Miller

By: _____________________________
Harry Miller, President

Date: September 18, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Harry Miller

By: _____________________________
Harry Miller, President, Treasurer, Secretary

And Acting Chief Executive Officer and

Acting Chief Financial Officer
Date: September 18, 2006

      /s/ Harry Miller

By: _____________________________
Harry Miller, Director
Date: September 18, 2006.