Form 10QSB
period 2006-09-30
DentalServ.com
filed 2006-11-09
CIK 1364896

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden
hours per response.........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
__X___	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

______	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-52077

DENTALSERV.COM

(Name of small business issuer in its charter)

Nevada	91-2015980

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 741, Bellevue, WA	98009

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (425) 453-0355

Not Applicable

(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act
Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,573,500common shares issued and outstanding as of November 7, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the nine months ended September 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which DentalServ.com ("DentalServ" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with DentalServ's financial statements and the notes thereto contained in DentalServ's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB filed with the SEC on September 19, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

DENTALSERV.COM

TABLE OF CONTENTS	PAGE #

Review Report	1

Financial Statements

Balance Sheet	2

Statement of Operations	3

Statement of Cash Flows	4

Notes to Financial Statements	5-6

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dentalserv.com

I have reviewed the condensed balance sheet of Dentalserv.com as of September 30, 2006, and the related condensed statements of operations for the three-month and nine-months ended September 30, 2006 and 2005 and for the period from December 15, 1999 (inception), to September 30, 2006 and condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 and for the period from December 15, 1999 (inception), to September 30, 2006. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Dentalserv.com as of December 31, 2005, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated May 9, 2006, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ George Stewart, CPA

Bellevue, Washington
November 1, 2006

Dentalserv.com (A Development Stage Company)

Balance Sheet

Assets	September	December
	30, 2006	31, 2005

Current Assets
Cash	$ 89	$ -

Total Current Assets	89	0

Other Assets	7,500	7,500

TOTAL ASSETS	$ 7,589	$ 7,500

Liabilities and Stockholders' Equity

Bank Overdraft		42
Officers Advances (Note #6)	$ 8,271	$ 4,000
Accounts Payable	0	0

Total Current Liabilities	8,271	4,042

Stockholder's Equity
Common stock, $.001 par value, authorized
100,000,000 shares; 5,573,500 shares and 5,573,500 shares issued and outstanding at September 30, 2006 and
December 31, 2005 respectively	1,750	1,750
Additional paid in capital	22,821	22,821
Deficit accumulated during the development
stage	-25,253	-21,113

Total Stockholder's Equity (Deficit)	-682	3,458

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ 7,589	$ 7,500

See notes to financial statements

Dentalserv.com (A Development Stage Company)

Statement of Operations
					December 15, 1999
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended Sep 30,	Ended Sep 30,	Ended Sep 30,	Ended Sep 30,	Ended Sep 30,
	2006	2005	2006	2006	2006

Income
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and Administrative	1,230	1,107	4,139	3,310	25,253

Total Expenses	1,230	1,107	4,139	3,310	25,253

Net Loss	$ (1,230)	$ (1,107)	$ (4,139)	$ (3,310)	$ (25,253)

Net Loss per share
Basic and diluted	($ 0.0002)	($ 0.0002)	($ 0.0007)	($ 0.0006)	($ 0.0046)

Weighted average number of
common shares outstanding	5,573,500	5,523,500	5,573,500	5,573,500	5,523,500

	See notes to financial statements

Dentalserv.com (A Development Stage Company)
Statement of Cash Flows

			February 9, 2000 (inception) Ended Sep 30, 2006
	Nine Months	Nine Months
	Ended Sep 30,	Ended Sep 30,
	2006	2005

Cash Flows from Operating Activities

Net (Loss)	$ (4,139)	$ (3,310)	$ (25,253)

Adjustments to reconcile net loss to cash
(used) in operating activities

Changes in assets and liabilities
Accounts Payable	0	0	0
Officers Notes Payable	0	0	0
Officers Advances Payable	4,270	2,500	8,271

Net Cash (used) in operating results	131	-810	-16,982

Cash flows from Financing Activities
Proceeds from issuance of common stock	0	0	17,071

Net increase (decrease) in cash	131	-810	89

Cash at Beginning of Period	-42	1,899	0

Cash at End of Period	$ 89	$ 1,089	$ 89

See notes to financial statements

DENTALSERV.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 AND 2005

Note 1 - History and Organization of the Company

The Company was organized December 15, 1999, under the laws of the State of Nevada as Dentalserv.com. The company currently has no operations and, in accordance with SFAS # 7, is considered a development stage company.

On December 15, 1999, the Company issued 900,000 shares of its $0.001 par value common stock for cash of $ 1,800.

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 8,271 and $ 2,500 on September 30, 2006 and September 30, 2005 respectively.

Item 2 - Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF DENTALSERV FOR THE 3RD QUARTER PERIOD ENDED SEPTEMBER 31, 2006 AND SHOULD BE READ IN CONJUNCTION WITH DENTALSERV'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Employees.

As of November 7, 2006, DentalServ does not have any employees either part time or full time. Mr. Harry Miller, the executive officer of DentalServ is involved in the affairs of DentalServ as required. He is not employed by DentalServ. Nevertheless, he was responsible for incorporating DentalServ, developing its software concept, engaging the services of professionals to assist in the development of DentalServ, to prepare documents as required and undertake other duties which are normally the responsibility of the executive officer of a company. DentalServ is not a party to any employment contracts or collective bargaining agreements. DentalServ does not believe it will have problems in attracting suitable employees.

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

Capital Requirements of Our Proposed Plan of Operations

We anticipate the capital costs to fully implement our business plan over the next twelve months to be approximately $500,000. DentalServ currently has $89.00, in cash. DentalServ will need to raise a significant amount of additional capital prior to introducing its product beyond the beta testing stage. We are in the process of determining the amount required, however, we contemplate that the sum will exceed $500,000. We will need to raise a minimum of $6,000 to meet our minimum operating capital requirements as based on our statement of operations over the past two years.

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

Off-Balance Sheet Arrangement

As of September 30, 2006, DentalServ did not have any off-balance sheet arrangements.

Subsequent Events

The shares of common stock of DentalServ were quoted for trading on the OTC Bulletin Board on October 2, 2006.

Critical Accounting Policies and Estimates

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Item 3 - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II OTHER INFORMATION

Item 1 - Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

There are numerous and widespread risks associated with investing in any form of business and with investing in the share market generally. There are also a range of specific risks associated with DentalServ's business and industry.

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

As of September 30, 2006, we have accumulated a deficit of $25,253 and have cash on hand of $89. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise approximately $6,000 in operating capital in order to maintain our current status and at least $30,000 to remain viable as a going concern for the current fiscal year. We can provide no assurance that we will be able to raise these necessary funds and therefore may not be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

Not Applicable.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of DentalServ during this quarter.

Item 5 - Other Information

The shares of common stock of DentalServ were quoted for trading on the OTC Bulletin Board on October 2, 2006.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed July 21, 2006)
3.3	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2006.

DENTALSERV.COM
BY:	/s/ Harry Miller ____________________________________
Harry Miller, President, Treasurer, Secretary And Acting Chief Executive Officer and Acting Chief Financial Officer