Form 10KSB
period 2006-12-31
DentalServ.com
filed 2007-03-30
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2006

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number: 000-49768

                         DENTALSERV.COM
     ----------------------------------------------------
    (Exact Name of Registrant as Specified in its Charter)

               NEVADA                       91-2015980
    ------------------------------          ------------
   (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)       Identification No.)

       20 West 55th Street, 5th Floor, New York, NY 10010
       --------------------------------------------------
             (Address of Principal Executive Offices)

                         (212) 849-8248
        --------------------------------------------------
       (Registrant's Telephone Number, Including Area Code)

  Securities Registered Pursuant to Section 12 (b) of the Act:   None

  Title of Each Class Name of Each Exchange on Which Registered

  Securities Registered Pursuant to Section 12 (g) of the Act:

             Common Stock, par value $.001 per share
             ---------------------------------------
                         (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Securities Exchange Act of
1934.) YES [X ] NO [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $696,688 as of March 21, 2007.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable.

            APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity: As of March 15, 2007, 5,574,500 shares of common stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.

                        TABLE OF CONTENTS

PART I.....................................................................1

  Description of Business..................................................1
  Description of Property..................................................6
  Legal Proceedings........................................................6
  Submission of Matters to a Vote of Security Holders......................6

PART II....................................................................6

  Market For Registrant's Common Equity and Related Stockholder Matters....6
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................8
  Financial Statements....................................................10
  Changes in and Disagreement With Accountants on Accounting
    and Financial Disclosure..............................................10
  Controls and Procedures.................................................10
  Other Information.......................................................10

PART III..................................................................10

  Directors, Executive Officers, Promoters and Control Persons;
    Compliance With Section 16(A) of the Exchange Act.....................10
  Executive Compensation..................................................12
  Security Ownership of Certain Beneficial Owners and Management..........12
  Certain Relationships and Related Transactions..........................13

PART IV...................................................................14

  Exhibits................................................................14
  Principal Accountant Fees and Services..................................14

                   Forward Looking Statements

This report on Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

                             Part I
                             ------

ITEM 1. DESCRIPTION OF BUSINESS

Background

Dentalserv.com ("we", "us", "our company", "our" or "Dentalserv") was formed under the laws of the State of Nevada on December 15, 1999. We had planned to develop our dental software package in 2000-2003 but our principal stockholder became involved in other activities. Attempts to develop the package in 2005 proved unacceptable and the project was abandoned in late 2006. On December 15, 2006, our principal stockholder sold 5,016,150 shares (90%) of our common stock to a group of investors for $650,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are now considering alternatives for future operations.

Our Business

As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team,
(3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Competition of Our Acquisition Strategy

In connection with our Acquisition Strategy, we expect to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

Management believes that the future of the Company is dependent upon the consummation of a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, we believe that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

Our executive offices are located at 20 West 55th Street, 5th
Floor, New York, NY 10010.

Employees

We have a total of 2 employees. Both employees are considered part-time employees. We do not have any employees represented by a union or other collective bargaining group. We consider our relations with our employees to be good.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we be at all certain that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

We have Limited Resources

We have limited resources. During 2006, our operations were funded by our principal stockholder. We currently have no revenue from operations. For the years ended December 31, 2006 and 2005, we had no revenues from operations and are considered to be in the development stage.

Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our
Business Plan

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target.

Additional Financing May Not Be Available to Us

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

We May Not Be Able to Borrow Funds

While there currently are no limitations on our ability to borrow funds, our limited resources and limited operating history will make it difficult to borrow funds. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interests. Our inability to borrow funds required to effect or facilitate an acquisition, or to provide funds for our operations, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target may have already incurred borrowings and, therefore, we will be subjected to all the risks inherent thereto.

Competition for Acquisitions

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that we succeed in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, we will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

We May Pursue an Acquisition With a Target Operating Outside the
United States: Special Additional Risks Relating to Doing
Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Dr. Lawrence Chimerine, our CEO, is Critical to Our Future Success

Our ability to successfully carry out our business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Chimerine. Notwithstanding the significance of Mr. Chimerine, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Chimerine would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

There Exist Conflicts of Interest Relating to Mr. Chimerine Time
Commitment to Us

Mr. Chimerine is not required to commit his full time to our affairs. Mr. Chimerine will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of an acquisition may require a greater period of time than if Mr. Chimerine devoted his full time to our affairs. However, Mr. Chimerine will devote such time as he deems reasonably necessary to carry out our business and affairs, including the evaluation of potential targets and the negotiation and consummation of acquisitions and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target or are engaged in active negotiation and consummation of an acquisition.

There Exist Risks to Stockholders Relating to Dilution

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock. As of March 15, 2007 there were 5,574,500 shares of common stock issued and outstanding. Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares in connection with or following an acquisition. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their ownership interests in Dentalserv. Additionally, if we issue a substantial number of shares of common stock in connection with or following an acquisition, a change in control of Dentalserv may occur which may negatively affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the sale of its equity securities. We may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of Dentalserv.

The Uncertain Structure of an Acquisition May Result in Risks
Relating to the Market for Our Common Stock

We may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if a market were to develop, no assurances as to the prices at which such securities might trade.

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

Our Articles of Incorporation provide for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Nevada. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings, if any, and thereby affect the availability of funds for other uses.

Taxation Considerations May Impact the Structure of an
Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for us in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of us, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any acquisition so as to minimize the federal and state tax consequences to both us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed an Investment Company and Subjected to Related
Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that at some future point we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

You Should Not Rely on Forward-Looking Statements Because They
Are Inherently Uncertain

This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described on the preceding pages and elsewhere in this document.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

ITEM 2. DESCRIPTION OF PROPERTY

Our administrative activities are conducted in a portion of the premises occupied by our principal stockholder. It has agreed to waive the payment of any rent for use of the offices and we consider any use of those premises to be immaterial.

ITEM 3. LEGAL PROCEEDINGS

There are presently no pending material legal proceedings to which we, or any of our subsidiaries, are a party, or to which any of our or their property is the subject and, to the best of our knowledge, no such action against us, or any of our subsidiaries is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our 2006 year, no matters were submitted to a vote of security holders.

                             PART II
                             -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

Commencing in April, 2006 our shares of common stock began trading in the OTC "Pink sheets." In the Fourth Quarter of 2006 our shares of common stock were included for quotation on the OTC Bulletin Board under the symbol "DSRV". An active trading market for the shares of our common stock has not yet developed, and no assurance can be given that an active trading market for the shares of our common stock will develop or if developed, will be maintained.

The following table sets forth the range of high and low prices for our common stock as reported by OTC website, OTCBB.com for our last two fiscal years during the periods indicated. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


                                            Bid Price
                                           -----------
             Period                       High      Low
             ------                       ----      ---
             2006:
             Fourth Quarter              $3.50     $2.40
             Third Quarter                2.05      1.20
             Second Quarter               2.05      0.29
             First Quarter                 n/a       n/a

             2005:
             Fourth Quarter                n/a       n/a
             Third Quarter                 n/a       n/a
             Second Quarter                n/a       n/a
             First Quarter                 n/a       n/a

The closing bid and asked price of our common stock on March 21, 2007 was $1.25 and $2.00, respectively. However trading volume has recently been non-existent. There are no outstanding options or warrants to purchase shares of our common stock.

There are no outstanding options or warrants to purchase shares of our common stock.

As of March 15, 2007 there were approximately 557,000 shares of our restricted common stock eligible for resale, exempt from registration, pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company has not agreed to register any shares of its common stock under the Securities Act for sale by security holders.

The Company is not and has not proposed to publicly offer any shares of its common stock.

Holders of Record

As of March 22, 2007, there were approximately 177 holders of record and beneficial owners of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date, and we do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

During the period covered by this Report we did not issue any securities that were not registered under the Securities Act other than issuances reported on Form 10-QSB or Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team,
(3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

We are considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7,
"Accounting and Reporting by Development Stage Enterprises".

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2006, as compared to those policies disclosed in the December 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 29, 2006.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Going Concern

We are currently in the process of changing our business plan. At present, we have sufficient capital on hand to fund our operations only through September of 2007. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

General and Administrative Expenses

General and administrative expenses were $6,359 for the year ended December 31, 2006, as compared to $5,896 for the year ended December 31, 2005. These expenses were comprised primarily of professional fees. As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues.
We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1)
is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Liquidity and Capital Resources

As of December 31, 2006 we had no assets or liabilities. During January of 2007, we received an advance from our principal stockholder in the amount of $15,000 for working capital purposes. While this working capital will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next 6 months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

During 2006, we satisfied our working capital needs from proceeds from stockholder loans.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements listed on the Index to the Financial
Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2006, our management conducted an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls
----------------------------

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                            PART III
                            --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers and Director

Our executive officers and directors are identified in the table below. Each of our executive officers serves at the pleasure of our board of directors, and each director serves until his successor is elected and qualified.

------------------------------------------------------------------------
                              Year Became
                              an Executive
   Name                  Age  Officer/Director    Positions
------------------------------------------------------------------------
Dr. Lawrence Chimerine   66       2006          Director, President,
                                                Chief Executive Officer

Robert Scherne           50       2006          Chief Financial Officer,
                                                Secretary and Treasurer
------------------------------------------------------------------------

Dr. Lawrence Chimerine was appointed as our President and Chief Executive Officer, as of December 15, 2006. Dr. Chimerine was appointed a Director of the Company shortly thereafter. Dr. Chimerine has for more than the past eight years been president of Radnor International Consulting Inc., based in Radnor, Pennsylvania and partner and member of the Investment Committee of Strategic Capital Advisors, based in West Conshocken, Pennsylvania. Dr. Chimerine is also a director of Franklin Bank of Texas and TMGI, a Nordic exchange listed company. For more than the past 25 years Dr. Chimerine has been an economic consultant advising financial institutions and government agencies on the state of the United States and world economics, on specific industries and business sectors, and on the impact
of  economic conditions on decision   making, budgeting, and
strategic planning. He has served on the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee and the Economic Policy Board of the Department of Commerce. He is the author or editor of several books as well as articles that have appeared in the New York
Times,  Washington  Post, and  American  Economic  Review.   Dr.
Chimerine has been a director of House of Taylor Jewelry, Inc., a publicly held Los Angeles-based international jewelry company, since September 2005.

Mr. Robert Scherne was appointed as our Chief Financial Officer, Secretary and Treasurer as of December 15, 2006. Mr. Scherne is also the Chief Financial Officer and Secretary of International Imaging Systems, Inc. a publicly held Delaware Company. He has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter, Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm, Grossman, Russo & Shapiro, from July 1986 until November 2002; and by L.H. Frishkoff & Co. and its successor firm, A. Uzzo &Co., from July 1978 to June 1986. Mr. Scherne holds a BBA in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Board of Directors

Our board of directors is identified in the table below.

------------------------------------------------------------------------
                                  Year Became
Name                      Age      a Director    Background
------------------------------------------------------------------------
Dr. Lawrence Chimerine    66         2006        Capital Management,
                                                 Financial Consulting
------------------------------------------------------------------------

(a) There are no material proceedings known to us to which any of our directors, officers, or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons, is a party adverse to us or has a material interest adverse to our interests.

(b) None of our directors received any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but may participate in our incentive compensation program. The board of directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the board of directors and committees thereof.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and regulations thereunder require the Company's executive officers and Directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Commission, and to furnish the Company with copies of all such Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2006 and for the period January 1, 2007 through March 21, 2007, the Company believes that all required reports have been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

The following Summary Compensation Table sets forth the compensation during the last two fiscal years of each of the Chief Executive Officer and the other most highly compensated person who was serving as an executive officer of the Company as of December 31, 2006, or who would have been among the four most highly compensated persons but for the fact that they were not serving as executive officers on that date (collectively, the "Named Executive Officers").

                   SUMMARY COMPENSATION TABLE

                                                    Annual
                                                 Compensation
                                               ----------------
                                                    Salary
Name and Principal Position        Year               $
---------------------------      --------      ----------------
Harry Miller
Former Chief Executive Officer     2006            $   Nil
and President                      2005            $   Nil

Dr. Lawrence Chimerine
Chief Executive Officer            2006            $   -0-
and President                      2005            $   N/A

(1) There was no other form of Compensation received.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 15, 2006, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our Directors, and (iii) officers and Directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                                                                Number of   Percentage
                                                                Shares of   of Common
                                                                Common      Stock(1)
Title of class Name and address of beneficial owner             Stock
--------------------------------------------------------------------------------------
Common Stock   Vision Opportunity Master Fund, Ltd.
               20 W. 55th Street, Floor 5, New York, NY 10010   5,016,150(2)   90%(2)
--------------------------------------------------------------------------------------
Common Stock   Adam Benowitz
               20 W. 55th Street, Floor 5, New York, NY 10010   5,016,150(2)   90%(2)
--------------------------------------------------------------------------------------
Common Stock   Lawrence Chimerine
               20 W. 55th Street, Floor 5, New York, NY 10010          -0-      -0-
--------------------------------------------------------------------------------------
Common Stock   Robert Scherne
               20 W. 55th Street, Floor 5, New York, NY 10010          -0-      -0-
--------------------------------------------------------------------------------------
Common Stock   Harry Miller
               P.O. Box 741,  Bellevue, Washington, 98009         130,000(3) 2.33%(3)
--------------------------------------------------------------------------------------
Common Stock   All Officers and Directors as a Group (4 persons)  130,000(3) 2.33%(3)
--------------------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
     As of March 15, 2007, there were 5,574,500 shares of our common stock issued and outstanding.
(2)  The shares are held in the name of Vision Opportunity
     Master Fund, Ltd., a Cayman Islands limited liability company. Mr. Adam Benowitz is the Chief Executive Officer and Director of Vision Opportunity Master Fund, Ltd. These shares were acquired by Vision Opportunity Master Fund, Ltd. from Messrs. Harry Miller (4,765,000 shares) and Lorne Demrose (206,150 shares) pursuant to a Stock Purchase Agreement dated December 15, 2006.
(3)  Mr. Harry Miller resigned as a Director in December,
     2006. Dr. Lawrence Chimerine, was appointed President and Chief Executive Officer and Director in December, 2006.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

On  February 19, 2005 the Company issued 50,000 shares, valued at
$7,500, for an operating software product.

During the fourth quarter of 2006, in connection with the sale of common stock described in Note 1, our former principal stockholder contributed $10,422 of working capital advances made to us to additional paid-in capital. Additionally, he retained the purchased software product acquired in 2005, and cash of $20. The net contribution to capital was $2,902.

                             PART IV
                             -------

ITEM 13. EXHIBITS

Exhibits
Exhibit Number          Description of Exhibit
--------------          ----------------------
3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)
3.2 Articles of Amendment (incorporated by reference from our Form 10-SB, filed July 21, 2006)
3.3 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)
10.1 Stock Purchase Agreement (incorporated by reference to our Form 8-K filed on December 19, 2006)
31.1  Certification of Principal Executive Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of Principal Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
32.1  Certification of Principal Executive Officer pursuant to
      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of Principal Financial Officer pursuant to
      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Current Report on Form 8-K dated December 15, 2006, filed
December 19, 2006, reporting a stock purchase change of control transaction.
_______________


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed for each of fiscal 2006 and fiscal 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were 4,550 and $0, respectively.

(b) Audit-Related Fees

No fees were billed in each of fiscal 2006 and fiscal 2005 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

(c) Tax Fees

Tax return preparation fees for fiscal 2006 and fiscal 2005 are $250 and $250, respectively.

 (d) All Other Fees

No fees were billed in each of fiscal 2006 and fiscal 2005 for products and services provided by the principal accountant.

(e) The Company did not have an audit committee during fiscal
2006 or fiscal 2005.

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DENTALSERV.COM.



                              By: /s/Lawrence Chimerine
                                 ----------------------------------
                                 Dr. Lawrence Chimerine, President

Date: March 28, 2007





     In accordance with the Securities Exchange Act of 1934 , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Lawrence Chimerine
    ---------------------------------------
    Dr. Lawrence Chimerine,
    President and Chief Executive Officer

Date: March 28, 2007



By: /s/Robert Scherne
    ---------------------------------------
    Robert Scherne, Chief Financial Officer


Date: March 28, 2007



By: /s/Lawrence Chimerine
    ---------------------------------------
    Dr. Lawrence Chimerine, Director


Date: March 28, 2007

                         DENTALSERV.COM

                  (A Development Stage Company)



                      FINANCIAL STATEMENTS







                        TABLE OF CONTENTS
                        -----------------


  Report of Independent Registered Public Accounting Firm        F-1
  Financial Statements
  Balance Sheet                                                  F-2
  Statement of Operations                                        F-3
  Statement of Stockholders' Equity                              F-4
  Statement of Cash Flows                                        F-5
  Notes to Financial Statements                               F-6 - F-8

                         GEORGE STEWART, CPA
                2301 SOUTH JACKSON STREET, SUITE 101-G
                       SEATTLE, WASHINGTON 98144
                  (206) 328-8554  FAX(206) 328-0383



        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Dentalserv.com Corp.


I have audited the accompanying balance sheet of Dentalserv.com Corp.
(A Development Stage Company) as of December 31, 2006, and the related statement of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006 and 2005 and December 15, 1999 (inception), to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dentalserv.com Corp., (A Development Stage Company) as of
December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and December 15, 1999 (inception), to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/George Stewart, CPA
New York, New York
March 27, 2007

                         DENTALSERV.COM

                  (A Development Stage Company)

                          BALANCE SHEET









ASSETS

Current assets:                                            $       -


                                                           ---------

Total assets                                               $       -
                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                       $       -


Stockholders' equity:
 Common stock, $0.001 par value; 100,000,000 shares
   authorized, 5,574,500 shares issued and outstanding         5,574
 Additional paid-in capital                                   21,898
 Deficit accumulated during the development stage            (27,472)
                                                           ---------

Total stockholders' equity                                         -
                                                           ---------

Total liabilities and stockholders' equity                 $       -
                                                           =========

                         DENTALSERV.COM

                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS


                                                                                       Cumulative Period
                                                                                     from December 15, 1999
                                                                                          (Inception)
                                                     For the Years Ended December 31,  to December 31,
                                                         2006           2005                 2006
                                                      -----------    -----------         -----------
Operating expenses:
 General and administrative                                 6,359          5,896              27,472
                                                      -----------    -----------         -----------

Total operating expenses                                    6,359          5,896              27,472
                                                      -----------    -----------         -----------


Loss from operations before income taxes                   (6,359)        (5,896)            (27,472)

Income taxes                                                    -              -                   -
                                                      -----------    -----------         -----------

Net loss                                              $    (6,359)   $    (5,896)        $   (27,472)
                                                      ===========    ===========         ===========

Basic and diluted net loss per share                  $     (0.00)   $     (0.00)
                                                      ===========    ===========
Weighted average number of shares used in computing
 basic and fully diluted loss per share amounts         5,574,500      5,574,500

                         DENTALSERV.COM

                  (A Development Stage Company)

                STATEMENT OF SHAREHOLDERS' EQUITY

                                                                  Deficit
                                                                 Accumulated
                                                                  Additional      During         Total
                                          Common Stock             Paid-In     Development    Stockholders'
                                     Shares         Amount         Capital        Stage          Equity
                                  -----------    -----------    -----------    -----------    -----------
Sale of shares for cash             4,950,000    $     4,950    $    (3,150)   $         -    $     1,800
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999          4,950,000          4,950         (3,150)             -          1,800

Net loss                                    -              -              -         (2,419)        (2,419)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000          4,950,000          4,950         (3,150)        (2,419)          (619)

Net loss                                    -              -              -         (2,419)        (2,419)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001          4,950,000          4,950         (3,150)        (4,838)        (3,038)

Conversion of debt to capital               -                         3,000                         3,000

Net loss                                                                            (2,001)        (2,001)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002          4,950,000          4,950           (150)        (6,839)        (2,039)

Sale of shares for cash               574,500            574         11,696              -         12,270

Net loss                                                                            (2,487)        (2,487)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003          5,524,500          5,524         11,546         (9,326)         7,744

Net loss                                    -              -              -         (5,845)        (5,845)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004          5,524,500          5,524         11,546        (15,171)         1,899

Shares issued for software             50,000             50          7,450              -          7,500

Net loss                                                                            (5,942)        (5,942)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2005          5,574,500          5,574         18,996        (21,113)         3,457

Conversion of net debt to capital           -              -          2,902              -          2,902

Net loss                                                                            (6,359)        (6,359)
                                  -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2006          5,574,500    $     5,574    $    21,898    $   (27,472)   $         -
                                  ===========    ===========    ===========    ===========    ===========

                         DENTALSERV.COM

                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                                                                              Cumulative  Period
                                                                            from December 15, 1999
                                                                                (Inception) to
                                                For the Years Ended December 31, December 31,
                                                     2006           2005            2006
                                                 -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $    (6,359)   $    (5,942)     $   (27,472)

                                                 -----------    -----------      -----------

Net cash used in operating activities                 (6,359)        (5,942)         (27,472)
                                                 -----------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock                                       -              -           17,071

Advances from stockholder                              6,421          4,000           10,421

Distribution to stockholder                              (20)             -              (20)
                                                 -----------    -----------      -----------

Net cash provided by financing activities              6,401          4,000           27,472
                                                 -----------    -----------      -----------

Net increase (decrease) in cash                           42         (1,942)               -

Cash and cash equivalents, beginning of period           (42)         1,900                -
                                                 -----------    -----------      -----------

Cash and cash equivalents, end of period         $         -    $       (42)     $         -
                                                 ===========    ===========      ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                          $         -    $         -      $         -
                                                 ===========    ===========      ===========

                         DENTALSERV.COM

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Dentalserv.com (we ", "us", " our company " "our" or "Dentalserv") was formed under the laws of the State of Delaware on December
15, 1999. We had planned to develop our dental software package in 2000-2003 but our principal stockholder became involved in other activities. Attempts to develop the package in proved unacceptable and the project was abandoned in late 2006.

On December 15, 2006, our principal stockholder sold 5,016,150 shares (90%) of our common stock to a group of investors for $650,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are now considering alternatives for future operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have incurred continuing losses since inception, with no revenue during that period and currently have no current source of revenue. We have also abandoned our planned development of a dental software product. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy ("Acquisition Strategy"), whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We intend to engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.
We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Loss per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at December 31, 2006 or 2005.

Comprehensive Income

A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE 2 - STOCKHOLDERS' EQUITY

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001.

On  February 19, 2005 the Company issued 50,000 shares, valued at
$7,500, for an operating software product.

During the fourth quarter of 2006, in connection with the sale of common stock described in Note 1, our former principal stockholder contributed $10,422 of working capital advances made to us to additional paid-in capital. Additionally, he retained the purchased software product acquired in 2005, and cash of $20. The net contribution to capital was $2,902.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS -

Loans payable to shareholders consisted of non-interest bearing working capital advances, due on demand. During 2006 and 2005, we received $6,421 and $4,000, respectively, in advances (see Note
2).

NOTE 4 - CHANGE IN CONTROL -

On December 15, 2006, our principal stockholder sold 5,016,150 shares (90%) of our common stock to a group of investors for $650,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors.