Form 10QSB
period 2007-03-31
DentalServ.com
filed 2007-05-14
CIK 1364896

___________________________________________________________________________
___________________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2007

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                Commission file number 000-49768

                         DENTALSERV.COM
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Nevada                           91-2015980
 ---------------------------      -------------------------------
(State or other jurisdiction     (IRS employer identification no.)
      of incorporation)

                 20 West 55th Street, 5th Floor
                    New York, New York 10010
             --------------------------------------
            (Address of principal executive offices)

            Issuer's telephone number: (212) 849-8248
                                       --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date:
5,584,500 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check One):

                                            Yes [ ] No [X]
---------------------------------------------------------------------------

                         DENTALSERV.COM

                           Form 10-QSB
              For the Quarter Ended March 31, 2007



                        TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheet                                          1
         Condensed Statements of Operations                               2
         Condensed Statement of Stockholders' Deficit                     3
         Condensed Statements of Cash Flows                               4
         Notes to Condensed Financial Statements                          5
Item 2.  Management's Discussion & Analysis or Plan of Operation          7
Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               10
Item 2.  Unregistered Sales of Equity securities and Use of Proceeds     10
Item 3.  Defaults Upon Senior Securities                                 10
Item 4.  Submission of Matters to a Vote of Security Holders             10
Item 5   Other Information                                               10
Item 6.  Exhibits                                                        10

___________________________________________________________________________
                         DENTALSERV.COM
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEET
                          March 31, 2007
                           (Unaudited)



ASSETS

Current assets:
 Cash                                                 $    10,900
                                                      -----------

Total assets                                          $    10,900
                                                      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                $    11,718
 Advance payable - stockholder                             15,000
                                                      -----------

 Total current liabilities                                 26,718
                                                      -----------
Stockholders' deficit:
 Common stock, $0.001 par value; 100,000,000 shares
   authorized, 5,584,500 shares issued and outstanding      5,584
 Additional paid-in capital                                41,888
 Deficit accumulated during the development stage         (63,290)
                                                      -----------

Total stockholders' deficit                               (15,818)
                                                      -----------

Total liabilities and stockholders' deficit           $    10,900
                                                      ===========







See accompanying notes to these unaudited condensed financial statements.

___________________________________________________________________________
                          DENTALSERV.COM
                  (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND CUMULATIVE
   PERIOD FROM DECEMBER 15, 1999 (Inception) to March 31, 2007
                            (Unaudited)



                                                                                  Cumulative Period
                                                                               from December 15, 1999
                                                                                    (Inception)
                                                         For the Three Months
                                                           Ended   March 31,        to March 31,
                                                          2007           2006           2007
                                                      -----------    -----------    -----------
Operating expenses:
 General and administrative                                35,818             30         63,290
                                                      -----------    -----------    -----------

Total operating expenses                                   35,818             30         63,290
                                                      -----------    -----------    -----------

Loss from operations before income taxes                  (35,818)           (30)       (63,290)

Income taxes                                                    -              -              -
                                                      -----------    -----------    -----------

Net loss                                              $   (35,818)   $       (30)   $   (63,290)
                                                      ===========    ===========    ===========

Basic and diluted net loss per share                  $     (0.01)   $     (0.00)
                                                      ===========    ===========

Weighted average number of shares used in computing
 basic and fully diluted loss per share amounts         5,576,278      5,574,500







   See accompanying notes to these unaudited condensed financial statements.

___________________________________________________________________________
                          DENTALSERV.COM
                  (A Development Stage Company)
          CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                            (Unaudited)



                                                                                    Deficit
                                                                                  Accumulated
                                                                    Additional       During         Total
                                             Common Stock            Paid-In      Development    Stockholders'
                                             ------------
                                         Shares       Amount         Capital         Stage          Equity
                                     -----------    -----------    -----------    -----------    -----------

Sale of shares for cash                4,950,000    $     4,950    $    (3,150)   $         -    $     1,800
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999             4,950,000          4,950         (3,150)             -          1,800

Net loss                                       -              -              -         (2,419)        (2,419)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000             4,950,000          4,950         (3,150)        (2,419)          (619)

Net loss                                       -              -              -         (2,419)        (2,419)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001             4,950,000          4,950         (3,150)        (4,838)        (3,038)

Conversion of debt to capital                  -                         3,000                         3,000

Net loss                                                                               (2,001)        (2,001)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002             4,950,000          4,950           (150)        (6,839)        (2,039)

Sale of shares for cash                  574,500            574         11,696              -         12,270

Net loss                                                                               (2,487)        (2,487)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003             5,524,500          5,524         11,546         (9,326)         7,744

Net loss                                       -              -              -         (5,845)        (5,845)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004             5,524,500          5,524         11,546        (15,171)         1,899

Shares issued for software                50,000             50          7,450              -          7,500

Net loss                                                                               (5,942)        (5,942)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2005             5,574,500          5,574         18,996        (21,113)         3,457

Conversion of net debt to capital              -              -          2,902              -          2,902

Net loss                                                                               (6,359)        (6,359)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2006             5,574,500          5,574         21,898        (27,472)             -

Issuance of common stock for              10,000             10         19,990                        20,000
  services (Unaudited)

Net loss (Unaudited)                                                                  (35,818)       (35,818)
                                     -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2007 (Unaudited)    5,584,500    $     5,584    $    41,888    $   (63,290)   $   (15,818)
                                     ===========    ===========    ===========    ===========    ===========

   See accompanying notes to these unaudited condensed financial statements

                          DENTALSERV.COM
                  (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND CUMULATIVE
   PERIOD FROM DECEMBER 15, 1999 (Inception) to March 31, 2007
                           (Unaudited)

                                                                                Cumulative Period
                                                                                       from
                                                                                 December 15, 1999
                                                           For the Three Months    (Inception) to
                                                            Ended March 31,          March 31,
                                                          2007           2006          2007
                                                      -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $   (35,818)   $       (30)   $   (63,290)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Stock based compensation                                 20,000                       20,000
   Change in operating assets and liabilities:
   Accounts payable and accrued expenses                    11,718                       11,718
                                                       -----------    -----------    -----------

Net cash used in operating activities                       (4,100)          (30)       (31,572)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                             -             -         17,071
Advances from stockholder                                   15,000           250         25,421
Distribution to stockholder                                      -             -            (20)
                                                       -----------    -----------    -----------

Net cash provided by financing activities                   15,000           250         42,472
                                                       -----------    -----------    -----------

Net increase cash                                           10,900           220         10,900

Cash and cash equivalents, beginning of period                   -           (42)             -
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of period              $     10,900   $       178    $    10,900
                                                      ============   ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                               $          -   $         -    $         -
                                                      ============   ===========    ===========



See accompanying notes to these unaudited condensed financial statements.

                         DENTALSERV.COM

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                     MARCH 31, 2007 AND 2006

                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Dentalserv.com (we", "us", " our company " "our" or "Dentalserv") was formed under the laws of the State of Delaware on December
15, 1999. We had planned to develop our dental software package in 2000-2003 but our principal stockholder became involved in other activities. Attempts to develop the package in proved unacceptable and the project was abandoned in late 2006.

On December 15, 2006, our principal stockholder sold 5,016,150 shares (90%) of our common stock to a group of investors for $650,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are now considering alternatives for future operations. We are a development stage company, as defined by Statement of Financial Accounting Standards (SFAS") No. 7.

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 and from inception (December 15, 1999) to March 31, 2007 have been prepared by Dentalserv pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have incurred continuing losses since inception, with no revenue during that period and currently have no current source of revenue. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy, whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We intend to engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenue and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Loss per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at March 31, 2007 or 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 - STOCKHOLDERS' EQUITY

During March 2007, we issued 10,000 shares of common stock, valued at $20,000, for services.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS -

Advance payable to stockholder consists of a non-interest bearing working capital advance, due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements included in this and future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

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

We are considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7,
"Accounting and Reporting by Development Stage Enterprises".

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended March 31, 2007, as compared to those policies disclosed in the December 31, 2006 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 30, 2007.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed financial statements:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Going Concern

We are currently in the process of changing our business plan. At present, we have sufficient capital on hand to fund our operations only through May of 2007. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

General and Administrative Expenses

General and administrative expenses were $35,818 for the three months ended March 31, 2007, as compared to $30 for the three months ended March 31, 2006. The current period expenses were comprised primarily of compensation expense of $26,425 and professional fees of $8,718. As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth.

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

Liquidity and Capital Resources

As of March 31, 2007 we had cash of $10,900 but a deficit in working capital of $15,818. During January of 2007, we received an advance from our principal stockholder in the amount of $15,000 for working capital purposes. Our cash balance is not sufficient to maintain our business and to finance acquisitions. Accordingly, before June of 2007, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 3A. (T)   CONTROLS AND PROCEDURES
This item is not applicable

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

This item is not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2007 we issued 10,000 shares of common stock to Lawrence Chimerine, our Chief Executive Officer, as compensation. We valued these shares at $20,000. The shares were issued as restricted securities from authorized, previously unissued common stock of the Company, exempt from registration under Sec.4(2) of the Securities Act of 1933, as amended, in a transaction by an issuer not involving any public offering with the certificate representing the shares bearing the customary restrictive legend. The Company received no pecuniary proceeds in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

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

Reports on Form 8-K

No Current Reports on Form 8-K were filed during the Quarter ended March 31, 2007.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DENTALSERV.COM
                         (Registrant)

                         By: /s/ Lawrence Chimerine
                             -----------------------
                         Name: Lawrence Chimerine
                         Title: President and Chief Executive Officer

                         Date: May 14, 2007


                         By: /s/ Robert Scherne
                             --------------------------
                         Name: Robert Scherne
                         Title: Chief Financial Officer

                         Date: May 14, 2007