Form 10QSB
period 2007-06-30
DentalServ.com
filed 2007-08-10
CIK 1364896

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________ to ____________

                   Commission file number 000-49768

                             DENTALSERV.COM
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           Nevada                                   91-2015980
 ---------------------------             -------------------------------
(State or other jurisdiction             (IRS employer identification no.)
      of incorporation)

                     20 West 55th Street, 5th Floor
                       New York, New York 10010
              ----------------------------------------
              (Address of principal executive offices)

             Issuer's telephone number: (212) 849-8248

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

          Yes [X]                                   No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 5,584,500 shares of Common Stock, par value $.01 per share, outstanding as of July 23, 2007.

Transitional Small Business Disclosure Format (Check One):

          Yes [ ]                                   No [X]

                            DENTALSERV.COM

                             Form 10-QSB
                For the Quarter Ended June 30, 2007

                           TABLE OF CONTENTS
                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheet................................   1
         Condensed Statements of Operations.....................   2
         Condensed Statement of Stockholders' Deficit...........   3
         Condensed Statements of Cash Flows.....................   4
         Notes to Condensed Financial Statements................   5

Item 2.  Management's Discussion & Analysis or Plan
         of Operation...........................................   7

Item 3.  Controls and Procedures................................   9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................   10

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds........................................   10

Item 3.  Defaults Upon Senior Securities........................   10

Item 4.  Submission of Matters to a Vote of Security Holders....   10

Item 5   Other Information......................................   10

Item 6.  Exhibits...............................................   10

SIGNATURES......................................................   11

                            DENTALSERV.COM
                    (A Development Stage Company)
                       CONDENSED BALANCE SHEET
                            JUNE 30, 2007
                             (Unaudited)

ASSETS

Current assets:
  Cash                                                    $    13,276
                                                          -----------

Total assets                                              $    13,276
                                                          ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $     8,345
  Advance payable - stockholder                                30,000
                                                          -----------
  Total current liabilities                                    38,345
                                                          -----------

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized, 5,584,500 shares issued and outstanding         5,584
  Additional paid-in capital                                   41,888
  Deficit accumulated during the development stage            (72,541)
                                                          -----------

Total stockholders' deficit                                   (25,069)
                                                          -----------

Total liabilities and stockholders' deficit               $    13,276
                                                          ===========










The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENTALSERV.COM
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                                                             Cumulative Period
                                                                                                          from December 15, 1999
                                                   For the Three Months          For the Six Months            (Inception)
                                                      Ended June 30,               Ended June 30,              to June 30,
                                                    2007           2006          2007           2006              2007
                                                 -----------    -----------   -----------    -----------       -----------
Operating expenses:
        General and administrative                     9,251          2,880        45,069          2,910            72,541
                                                 -----------    -----------   -----------    -----------       -----------

Total operating expenses                               9,251          2,880        45,069          2,910            72,541
                                                 -----------    -----------   -----------    -----------       -----------


Loss from operations before income taxes              (9,251)        (2,880)      (45,069)        (2,910)          (72,541)

Income taxes                                               -              -             -              -                 -
                                                 -----------    -----------   -----------    -----------       -----------

Net loss                                         $    (9,251)   $    (2,880)  $   (45,069)   $    (2,910)      $   (72,541)
                                                 ===========    ===========   ===========    ===========       ===========


Basic and diluted net loss per share             $     (0.00)   $     (0.00)  $     (0.01)   $     (0.00)
                                                 ===========    ===========   ===========    ===========
Weighted average number of shares used in
  computing basic and fully diluted loss
  per share amounts                                5,584,500      5,573,500     5,580,412      5,573,500










The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENTALSERV.COM
                    (A Development Stage Company)
            CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional        During         Total
                                          Common Stock            Paid-In      Development    Stockholders'
                                     Shares         Amount        Capital         Stage          Deficit
                                  -----------    -----------    -----------    -----------    -------------
Sale of shares for cash             4,950,000    $     4,950    $    (3,150)   $         -    $       1,800
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 1999          4,950,000          4,950         (3,150)             -            1,800

Net loss                                    -              -              -         (2,419)          (2,419)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2000          4,950,000          4,950         (3,150)        (2,419)            (619)

Net loss                                    -              -              -         (2,419)          (2,419)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2001          4,950,000          4,950         (3,150)        (4,838)          (3,038)

Conversion of debt to capital               -                         3,000                           3,000

Net loss                                                                            (2,001)          (2,001)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2002          4,950,000          4,950           (150)        (6,839)          (2,039)

Sale of shares for cash               574,500            574         11,696              -           12,270

Net loss                                                                            (2,487)          (2,487)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2003          5,524,500          5,524         11,546         (9,326)           7,744

Net loss                                    -              -              -         (5,845)          (5,845)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2004          5,524,500          5,524         11,546        (15,171)           1,899

Shares issued for software             50,000             50          7,450              -            7,500

Net loss                                                                            (5,942)          (5,942)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2005          5,574,500          5,574         18,996        (21,113)           3,457

Conversion of net debt
  to capital                                -              -          2,902              -            2,902

Net loss                                                                            (6,359)          (6,359)
                                  -----------    -----------    -----------    -----------    -------------
Balance, December 31, 2006          5,574,500          5,574         21,898        (27,472)               -

Issuance of common stock for           10,000             10         19,990                          20,000
  services (Unaudited)

Net loss (Unaudited)                                                               (45,069)         (45,069)
                                  -----------    -----------    -----------    -----------    -------------
Balance, June 30, 2007
  (Unaudited)                       5,584,500    $     5,584    $    41,888    $   (72,541)   $     (25,069)
                                  ===========    ===========    ===========    ===========    =============





The accompanying notes are an integral part of these unaudited condensed financial statements.

                            DENTALSERV.COM
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                        Cumulative Period
                                                                                      from December 15, 1999
                                                          For the Six Months              (Inception)
                                                             Ended June 30,               to June 30,
                                                         2007            2006                2007
                                                      -----------    -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $   (45,069)   $    (2,910)         $   (72,541)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Stock based compensation                           20,000              -               20,000
	Change in operating assets and liabilities:
        Accounts payable and accrued expenses               8,345              -                8,345
                                                      -----------    -----------          -----------
Net cash used in operating activities                     (16,724)        (2,910)             (44,196)
                                                      -----------    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                            -              -               17,071
Advances from stockholder                                  30,000          3,621               40,421
Distribution to stockholder                                     -              -                  (20)
                                                      -----------    -----------          -----------
Net cash provided by financing activities                  30,000          3,621               57,472
                                                      -----------    -----------          -----------
Net increase cash                                          13,276            711               13,276

Cash and cash equivalents, beginning of period                  -            (42)                   -
                                                      -----------    -----------          -----------
Cash and cash equivalents, end of period              $    13,276    $       669          $    13,276
                                                      ===========    ===========          ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                        $         -    $         -          $         -
                                                      ===========    ===========          ===========








The accompanying notes are an integral part of these unaudited condensed financial statements.

                               DENTALSERV.COM
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 2007 AND 2006
                                (Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 and from inception (December 15, 1999) to June 30, 2007 have been prepared by Dentalserv pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

Loss per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at June 30, 2007 or 2006.

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

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS -

Advance payable to stockholder consists of non-interest bearing working capital advances, due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements included in this and future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward- looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and
(ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this quarterly report.

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

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the six months ended June 30, 2007, as compared to those policies disclosed in the December 31, 2006 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 30, 2007.

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

Results of Operations

General and Administrative Expenses

General and administrative expenses were $9,251 for the three months ended June 30, 2007, as compared to $2,880 for the three months ended June 30, 2006. The current period expenses were comprised primarily of compensation expense of $5,825 and professional fees of $2,904. General and administrative expenses were $45,069 for the six months ended June 30, 2007, as compared to $2,910 for the six months ended June 30, 2006. The current period expenses were comprised primarily of compensation expense of $32,250 and professional fees of $11,622. As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth.

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

Liquidity and Capital Resources

As of June 30, 2007 we had cash of $13,276 but a deficit in working capital of $25,069. During January of 2007, we received an advance from our principal stockholder in the amount of $15,000 for working capital purposes. We received an additional $15,000 advance from our principal stockholder on May 22, 2007. Our cash balance is not sufficient to maintain our business and to finance acquisitions. Accordingly, before October of 2007, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

This item is not applicable.

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

Reports on Form 8-K

No Current Reports on Form 8-K were filed during the Quarter ended
June 30, 2007.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DENTALSERV.COM
                                     (Registrant)

                                     By: /s/ Lawrence Chimerine
                                        -------------------------------
                                     Name: Lawrence Chimerine
                                     Title: President and Chief
                                            Executive Officer

                                     Date: August 10, 2007


                                     By: /s/ Robert Scherne
                                        ------------------------------
                                     Name: Robert Scherne
                                     Title: Chief Financial Officer

                                     Date: August 10, 2007