Form 10QSB
period 2007-09-30
DentalServ.com
filed 2007-11-13
CIK 1364896

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ____________

                    Commission file number 000-49768

                           DENTALSERV.COM
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

           Nevada                                   91-2015980
 ---------------------------             ---------------------------------
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

                  Yes [X]                   No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 5,612,750 shares of Common Stock, par value $.001 per share, outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (Check One):

                  Yes [ ]                   No [X]

                          DENTALSERV.COM

                            Form 10-QSB

             For the Quarter Ended September 30, 2007

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

                           DENTALSERV.COM
                    (A Development Stage Company)
                       CONDENSED BALANCE SHEET
                         SEPTEMBER 30, 2007
                             (Unaudited)

ASSETS

Current assets:
  Cash                                                    $   12,769
                                                          ----------
Total assets                                              $   12,769
                                                          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $   22,838
  Advance payable - stockholder                               45,000
                                                          ----------
Total current liabilities                                     67,838
                                                          ----------

Stockholders' deficit:
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    5,605,750 shares issued and outstanding                    5,606
        Additional paid-in capital                            45,178
    Deficit accumulated during the development stage        (105,853)
                                                          ----------
Total stockholders' deficit                                  (55,069)
                                                          ----------
Total liabilities and stockholders' deficit               $   12,769
                                                          ==========























See Notes to Financial Statements.

                           DENTALSERV.COM
                    (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                                                             Cumulative Period
                                                                                                          from December 15, 1999
                                                                                                                 (Inception)
                                       Three Months Ended September 30,  Nine Months Ended September 30,      to September 30,
                                              2007          2006              2007          2006                     2007
                                       ---------------   --------------  -------------   ---------------  ----------------------
Operating expenses:
   General and administrative                  33,312         1,230            78,381         4,140                 105,853
                                           ----------    ----------        ----------    ----------             -----------

Total operating expenses                       33,312         1,230            78,381         4,140                 105,853
                                           ----------    ----------        ----------    ----------             -----------


Loss from operations before income taxes      (33,312)       (1,230)          (78,381)       (4,140)               (105,853)

Income taxes                                        -             -                 -             -                       -
                                           ----------    ----------        ----------    ----------             -----------
Net loss                                   $  (33,312)   $   (1,230)       $  (78,381)   $   (4,140)            $  (105,853)
                                           ==========    ==========        ==========    ==========             ===========

Basic and diluted net loss per share       $    (0.01)   $    (0.00)       $    (0.01)   $    (0.00)
                                           ==========    ==========        ==========    ==========

Weighted average number of shares used
  in computing basic and fully diluted
  loss per share amounts                    5,598,359     5,573,500         5,586,460     5,573,500


















See Notes to Financial Statements.

                           DENTALSERV.COM
                    (A Development Stage Company)
     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                     Deficit
                                                                  Accumulated
                                                     Additional      During         Total
                                  Common Stock        Paid-In     Development   Stockholders'
                                Shares      Amount    Capital        Stage         Equity
                              ----------   --------  -----------  -----------   -------------

Sale of shares for cash        4,950,000   $  4,950  $   (3,150)  $         -   $       1,800
                              ----------   --------  ----------   -----------     -----------


Balance, December 31, 1999     4,950,000      4,950      (3,150)            -           1,800

Net loss                               -          -           -        (2,419)         (2,419)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2000     4,950,000      4,950      (3,150)       (2,419)           (619)

Net loss                               -          -           -        (2,419)         (2,419)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2001     4,950,000      4,950      (3,150)       (4,838)         (3,038)

Conversion of debt to capital          -          -       3,000             -           3,000

Net loss                               -          -           -        (2,001)         (2,001)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2002     4,950,000      4,950        (150)       (6,839)         (2,039)

Sale of shares for cash          574,500        574      11,696             -          12,270

Net loss                               -          -           -        (2,487)         (2,487)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2003     5,524,500      5,524      11,546        (9,326)          7,744

Net loss                               -          -           -        (5,845)         (5,845)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2004     5,524,500      5,524      11,546       (15,171)          1,899

Shares issued for software        50,000         50       7,450             -           7,500

Net loss                               -          -           -        (5,942)         (5,942)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2005     5,574,500      5,574      18,996       (21,113)          3,457

Conversion of net debt to
  capital                              -          -       2,902             -           2,902

Net loss                               -          -           -        (6,359)         (6,359)
                              ----------   --------  ----------   -----------     -----------

Balance, December 31, 2006     5,574,500      5,574      21,898       (27,472)              -

Issuance of common stock for
  services (Unaudited)            31,250         32      23,280                        23,312

Net loss (Unaudited)                   -          -           -       (78,381)        (78,381)
                              ----------   --------  ----------   -----------     -----------
Balance, September 30, 2007
  (Unaudited)                  5,605,750   $  5,606  $   45,178   $  (105,853)    $   (55,069)
                              ==========   ========  ==========   ===========     ===========




See Notes to Financial Statements.

                           DENTALSERV.COM
                    (A Development Stage Company)
                   CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                      Cumulative Period
                                                                                      from December 15, 1999
                                                                                          (Inception) to
                                                    Nine Months Ended September 30,        September 30,
                                                         2007               2006                2007
                                                    ------------        -----------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $   (78,381)        $   (4,140)        $   (105,853)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Stock based compensation                              23,312                  -               23,312
   Change in operating assets and liabilities:
   Accounts payable and accrued expenses                 22,838                  -               22,838
                                                    -----------         ----------         ------------

Net cash used in operating activities                   (32,231)            (4,140)             (59,703)
                                                    -----------         ----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                          -                  -               17,071
Advances from stockholder                                45,000              4,271               55,421
Distribution to stockholder                                   -                  -                  (20)
                                                    -----------         ----------         ------------

Net cash provided by financing activities                45,000              4,271               72,472
                                                    -----------         ----------         ------------

Net increase cash                                        12,769                131               12,769

Cash and cash equivalents, beginning of period                -                (42)                   -
                                                    -----------         ----------         ------------

Cash and cash equivalents, end of period            $    12,769         $       89         $     12,769
                                                    ===========         ==========         ============


Supplemental disclosure of cash flow information:

   Cash paid for interest                           $         -         $        -         $          -
                                                    ===========         ==========         ============






See Notes to Financial Statements.

                           DENTALSERV.COM

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2006
                             (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

Dentalserv.com (we", "us", "the Company", "our" or "Dentalserv") was formed under the laws of the State of Delaware on December 15, 1999. We had planned to develop our dental software package in 2000-2003 but our principal stockholder became involved in other activities. Attempts to develop the package in proved unacceptable and the project was abandoned in late 2006.

On December 15, 2006, our principal stockholder sold 5,016,150 shares (90%) of our common stock to a group of investors for $650,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are now considering alternatives for future operations. We are a development stage company, as defined by Statement of Financial Accounting Standards (SFAS") No. 7.

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 and from inception (December 15, 1999) to September 30, 2007 have been prepared by Dentalserv pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

We are pursuing an acquisition strategy, whereby we seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We recently engaged in identifying, investigating and acquiring a company that will likely enhance revenue and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through equity.

Loss per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at September 30, 2007 or 2006.

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

NOTE 2 - STOCKHOLDERS' EQUITY

During March and August, 2007, we issued an aggregate of 31,250 shares of common stock, valued at $23,312, for services.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS

Advance payable to stockholder consists of non-interest bearing working capital advances, due on demand.

NOTE 4 -PENDING TRANSACTIONS

Our Board of Directors and shareholders holding the necessary number of votes have approved an amendment (the "Articles of Amendment") of our Articles of Incorporation to (a) change our name to Medpro Safety Products, Inc. in connection with the merger of that company with and into Dentalserv.com and (b) (i) effect a 1 for 4 reverse split of our common stock (the "Reverse Split") and (ii) effect a change in our total authorized capital stock (the "Capital Change") to 100,000,000 shares, of which 90,000,000 will remain classified as common stock, par value $.001 per share, and 10,000,000 shares will be classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

The effect of the Reverse Split will cause each 4 outstanding shares of common stock to automatically change into 1 share of common stock, effectively increasing the number of authorized shares of our common stock available for issuance.

Our board of directors approved the Reverse Split for the following reasons:

(a) it believes that this action may lead to a higher per share stock price and may help generate investor interest in the Company;

(b) it believes this action may help attract additional investment in the Company; and

(c) it believes this action is the next logical step in the process of restructuring the Company to align the Company's outstanding shares of capital stock with the Company's anticipated post-Reverse Merger financial condition and operations to provide an opportunity for potential realization of shareholder value, which would otherwise be subject to the dilutive effects of the Company's capital structure.

The net number of shares of authorized, unissued shares of common stock that will be available as a result of the Reverse Split and after the Capital Change, if and when issued, will have the same rights and privileges as the shares of common stock presently issued and outstanding. The Articles of Amendment and the consequent decrease in the number of shares of authorized common stock will not alter the current number of issued shares except to the extent of the Reverse Split. The relative rights and limitations of the shares of our common stock will remain unchanged under the Articles of Amendment.

The purpose of changing our corporate name is to reflect our acquisition, prior to December 31, 2007, of all of the outstanding shares of capital stock of Medpro Safety Products, Inc. ("MedPro"). All of the outstanding shares of capital stock of MedPro will be acquired in a reverse merger of MedPro with and into the Company (the "Reverse Merger") pursuant to an agreement and plan of merger by and between the Company, MedPro and the holders of all of the outstanding capital stock of MedPro (the "Amended and Restated Agreement and Plan of Merger"). As a result of the Reverse Merger, the business of MedPro will be conducted by the Company and the management and Board of MedPro will become the Company's management and Board of Directors. It is contemplated that following completion of the Reverse Merger, for the foreseeable future the business of MedPro will constitute the principal business of the Company under its new name, Medpro Safety Products, Inc.

As of September 30, 2007, a total of 5,605,750 (pre-reverse split); or 1,401,438 (post-reverse split) shares of the Company's currently authorized 100,000,000 shares of common stock were issued and outstanding. After effectiveness of the Articles of Amendment, our authorized common stock will be reduced to 90,000,000 shares, of which approximately 11,878,628 shares of unissued common stock will be reserved for issuance in connection with the Reverse Merger transaction; and 35,556,416 shares of unissued common stock will be reserved for issuance upon the exercise of all of the anticipated rights to receive shares of common stock issued in our Private Placement of up to 6,668,230 Units comprised of newly authorized Series A Convertible Preferred Stock and Common Stock Purchase Warrants. Accordingly, absent a further capital change, not now contemplated, the Company will have approximately 41,168,956 shares of authorized, unreserved and unissued Common Stock available to be issued in the future. The share numbers specified in this paragraph, unless otherwise noted, give effect to the Reverse Split.

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

Overview

As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value (please refer to "Pending Transactions" below).

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and
(6) increases shareholder value. We are considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the nine months ended September 30, 2007, as compared to those policies disclosed in the December 31, 2006 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 30, 2007.

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

Going Concern

We are currently in the process of implementing our business plan. At present, we have sufficient capital on hand to fund our operations only through November of 2007. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

General and Administrative Expenses

General and administrative expenses were $33,312 for the three months ended September 30, 2007, as compared to $1,230 for the three months ended September 30, 2006. The current period expenses were comprised primarily of compensation expense of $5,925 and professional fees of $23,953. General and administrative expenses were $78,381 for the nine months ended September 30, 2007, as compared to $4,140 for the nine months ended September 30, 2006. The current period expenses were comprised primarily of compensation expense of $38,175 and professional fees of $35,575. As of December 15, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

We recently engaged in identifying, investigating and acquiring a company that will likely enhance revenue and increase shareholder value (please refer to "Pending Transactions" below).

Liquidity and Capital Resources

As of September 30, 2007 we had cash of $12,169 but a deficit in working capital of $55,069. During the nine month period ended September 30, 2007, we received advances from our principal stockholder in the aggregate amount of $45,000 for working capital purposes. An additional $15,000 advance was received in October. Our cash balance is not sufficient to maintain our business and to finance acquisitions. Accordingly, before December 2007, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Pending Transactions

Our Board of Directors and shareholders holding the necessary number of votes have approved an amendment (the "Articles of Amendment") of our Articles of Incorporation to (a) change our name to Medpro Safety Products, Inc. in connection with the merger of that company with and into Dentalserv.com and (b) (i) effect a 1 for 4 reverse split of our common stock (the "Reverse Split") and (ii) effect a change in our total authorized capital stock (the "Capital Change") to 100,000,000 shares, of which 90,000,000 will remain classified as common stock, par value $.001 per share, and 10,000,000 shares will be classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

The effect of the Reverse Split will cause each 4 outstanding shares of common stock to automatically change into 1 share of common stock, effectively increasing the number of authorized shares of our common stock available for issuance.

Our board of directors approved the Reverse Split for the following reasons:

(a) it believes that this action may lead to a higher per share stock price and may help generate investor interest in the Company;

(b) it believes this action may help attract additional investment in the Company; and

(c) it believes this action is the next logical step in the process of restructuring the Company to align the Company's outstanding shares of capital stock with the Company's anticipated post-Reverse Merger financial condition and operations to provide an opportunity for potential realization of shareholder value, which would otherwise be subject to the dilutive effects of the Company's capital structure.

The net number of shares of authorized, unissued shares of common stock that will be available as a result of the Reverse Split and after the Capital Change, if and when issued, will have the same rights and privileges as the shares of common stock presently issued and outstanding. The Articles of Amendment and the consequent decrease in the number of shares of authorized common stock will not alter the current number of issued shares except to the extent of the Reverse Split. The relative rights and limitations of the shares of our common stock will remain unchanged under the Articles of Amendment.

The purpose of changing our corporate name is to reflect our acquisition, prior to December 31, 2007, of all of the outstanding shares of capital stock of Medpro Safety Products, Inc. ("MedPro"). All of the outstanding shares of capital stock of MedPro will be acquired in a reverse merger of MedPro with and into the Company (the "Reverse Merger") pursuant to an agreement and plan of merger by and between the Company, MedPro and the holders of all of the outstanding capital stock of MedPro (the "Agreement and Plan of Merger"). As a result of the Reverse Merger, the business of MedPro will be conducted by the Company and the management and Board of MedPro will become the Company's management and Board of Directors. It is contemplated that following completion of the Reverse Merger, for the foreseeable future the business of MedPro will constitute the principal business of the Company under its new name, Medpro Safety Products, Inc.

As of September 30, 2007, a total of 5,605,750 (pre-reverse split); or 1,401,438 (post-reverse split) shares of the Company's currently authorized 100,000,000 shares of common stock were issued and outstanding. After effectiveness of the Articles of Amendment, our authorized common stock will be reduced to 90,000,000 shares, of which approximately 11,878,628 shares of unissued common stock will be reserved for issuance in connection with the Reverse Merger transaction; and 35,556,416 shares of unissued common stock will be reserved for issuance upon the exercise of all of the anticipated rights to receive shares of common stock issued in our Private Placement of up to 6,668,230 Units comprised of newly authorized Series A Convertible Preferred Stock and Common Stock Purchase Warrants. Accordingly, absent a further capital change, not now contemplated, the Company will have approximately 41,168,956 shares of authorized, unreserved and unissued Common Stock available to be issued in the future. The share numbers specified in this paragraph, unless otherwise noted, give effect to the Reverse Split.

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

This item is not applicable.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

This item is not applicable.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We plan to undertake and close a private placement of our newly authorized preferred stock in units with various common stock purchase warrants, for gross proceede of $13,000,000. The units will be purchased primarily by our controlling shareholder, Vision Opportunity Master Fund. The private placement is to be coincident with and conditioned upon closing of the pending reverse merger transaction and the net proceeds of the sale will be used for corporate purposes by the combined Company.


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

    3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration
                   Statement, filed July 21, 2006)

    3.2 Articles of Amendment (incorporated by reference from our Form 10-SB, filed July 21, 2006)

    3.3 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed July 21, 2006)

    10.1 Stock Purchase Agreement (incorporated by reference to our Form 8-K filed on December 19, 2006)

    10.2           Amended and Restated Agreement and Plan of Merger dated
                   November 7, 2007.

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

Reports on Form 8-K

A Current Report on Form 8-K/A was filed during the Quarter ended
September 30, 2007, on September 10, 2007 reporting the pending
Reverse Merger transaction, the 1 for 4 reverse split of our common stock and various other corporate restructuring

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

                                  Date: November 13, 2007


                                  By: /s/ Robert Scherne
                                     ------------------------------
                                  Name: Robert Scherne
                                  Title: Chief Financial Officer

                                  Date: November 13, 2007