Form 10-K
period 2007-12-31
MedPro Safety Products, Inc.
filed 2008-04-18
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 000-49768

MEDPRO SAFETY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015980
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

817 Winchester Road, Suite 200, Lexington, KY	40505
(Address of Principal Executive Offices)	(Zip Code)

(859) 225-5375
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.001 per share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes|_| No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of June 30, 2007, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $3,182,760.

As of  March 31, 2008, 13,285,072 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE None.

PART I

Preliminary Note Regarding Forward-Looking Statements

     This report contains statements about future expectations, activities and events that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this report, factors that could contribute to those differences include, but are not limited to:

  We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.
  The ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us
  The continued service of key management personnel.
  Our ability to attract, motivate and retain qualified employees.
  Changes in government laws and regulations affecting the medical device industry, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.
  Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.
  Potential litigation or other proceedings, including product liability and patent infringement claims adverse to us.
  The effects, if any, of adverse media exposure or other publicity regarding our business, products or operations.
  Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the FDA (or foreign counterparts) or declining sales.
  Our ability to maintain favorable supplier arrangements and relationships with manufacturers and distributors of our products.

     Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this prospectus. These statements speak only as of the date of this prospectus (or an earlier date to the extent applicable). We do not intend to update these statements unless applicable laws require us to do so.

Item 1. Business.

Overview

     MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention functionalities. We currently distribute a safety needle designed for the dental market. Our strategy for the next 24 months focuses on developing and commercializing four products in three related product sectors: blood collection devices, syringes for the clinical healthcare market, and intravenous devices. Our objective for each of our products is to enter into a strategic agreement with one of more major medical product distribution firms. Whenever possible, these agreements would be on a minimum volume “take-or-pay” basis in which the distributor would be obligated to purchase a minimum quantity of units at a fixed price per unit. We plan to outsource the production of all of our products to established medical safety device manufacturers.

     Currently, we have entered into a minimum volume agreement with one such distribution partner for one model of our blood collection devices, which is subject to our completion of the regulatory approval process and finalizing our production arrangements with a medical device manufacturer. We are discussing the potential terms of distribution arrangements with respect to a second model of a blood collection device, a proprietary safety syringe and a needleless intravenous access line. Our longer-term product development plans include prefilled pharmaceutical safety syringes and a needleless intravenous line based on patents and designs we control. We have invested approximately $12 million in technology to date, including patent, regulatory, compliance, acquisition, and marketing efforts.

     Our offices are located at 817 Winchester Road, Lexington, Kentucky 40505 and our telephone number is (859) 225-5375.

History and Recent Reorganization

     Our company was originally incorporated in Kentucky in 1995 and changed its domicile to Delaware in 1999. On December 28, 2007, our company completed a business combination in which the following transactions occurred concurrently:

  Our company, a Delaware corporation, merged into Dentalserv.com (“DSRV”), a Nevada corporation that before the merger was a non-operating public “shell” company with nominal assets and no active business.
  In the merger, DRSV issued 11,284,754 of its common shares to the former shareholders of our predecessor Delaware corporation and 593,931 common shares as a financial advisory fee.
  The 5,625,550 common shares of DRSV outstanding before the merger were combined into 1,406,387 common shares in a 1-for-4 reverse stock split.
  Vision Opportunity Master Fund, Ltd. (“Vision”), a New York based private equity firm that owned approximately 89.4% of DRSV’s common shares before the merger, and one other accredited investor purchased $13 million of newly issued shares of a new series of convertible preferred stock and warrants to purchase the common stock of the combined company. Of the $13 million purchase price, $11 million was paid in cash at the closing of the transaction and $2 million was paid on March 3, 2008.

As a result of these transactions:

  The combined company changed its name in the merger from “Dentalserv.com” to “MedPro Safety Products, Inc.”
  The combined company continues the business theretofore conducted by our predecessor Delaware corporation, which is developing and marketing medical safety devices incorporating proprietary needlestick prevention technology, as described in the “Business” section below.
  The management of the combined company is now comprised of the management of our predecessor Delaware corporation, and four persons it designated now comprise the board of directors of the combined company, as described under Item 10. Directors, Executive Officers and Corporate Governance, below.
  The former shareholders of our predecessor Delaware corporation now hold approximately 85.0% of the 13,285,072 outstanding common shares of the combined company.

  Vision and the other investors (the “Vision Investor Group”) hold 6,688,230 shares of Series A convertible preferred stock of the combined company and warrants to purchase up to 25,286,692 common shares of the combined company at exercise prices ranging from $1.81 per share to $2.18 per share.

Market

     The federal Needlestick Prevention Act of 2001 modified bloodborne pathogen standards to require that occupational exposure control plans identify, evaluate and make use of needle devices with built-in safety features and needleless systems for withdrawing body fluids, accessing a vein or artery and administering medications. The passage of this legislation spurred the development of more effective needlestick prevention technology for use in clinical and other healthcare settings, including needles employing built-in safety features and needleless systems.

     Since the passage of the Act, we have focused on identifying, acquiring and developing safety solutions employing inherent passive needles or needleless replacements that require no operator activation of the safety mechanism. Our research and development approach has been to identify and acquire leading edge technology with a view to developing medical safety products with significant commercial potential. We have acquired technology and developed products across multiple medical device safety segments.

  The Blood Collection Market. Based on our research and discussions with potential distribution partners, we estimate the total annual market for blood collection at 700 million units in the U.S. and 1.5 to 2 billion units worldwide. This market has largely converted to safety devices, with 83% of acute-care facilities using some form of safety blood collection device. The US market is concentrated with two companies, Smiths Medical and Becton Dickenson, representing greater than 80% of the market. Neither of the two major suppliers currently offers a fully passive device.
  The US Clinical Market. The US clinical health care market, with annual sales of approximately $2 billion, represents the largest single worldwide market for syringes. It includes 6,000 hospitals, 17,000 nursing homes, 55,000 community pharmacies, 660,000 physicians and 2.2 million nurses.
  The Intravenous Market. Winged butterfly systems are used for blood collection, accessing a vein or artery and administering medications in the clinical healthcare setting. The estimated market for winged butterfly systems is 200 million units per year, of which only approximately 35% utilize safety features. The MedPro butterfly system will incorporate fully passive safety deployment functionality. MedPro believes that this feature will accelerate the transition to safety devices to the penetration levels seen in other related market segments such as safety syringes.
  The Dental Market. We estimate the annual market for standard dental aspirating syringes, represents approximately 95% of the total existing dental market, is approximately 180 to 220 million units.

Products

     We currently distribute a single-patient, multi-injection safety needle designed for use within the dental market. We have additional products under development for the blood collection, clinical healthcare syringe, and intravenous device markets that we anticipate launching during the next 24 months.

Safe-Mate® Dental Safety Needles.

     We are currently distributing a single-patient, multi-injection safety needle designed for use within the dental market. Safe-Mate® is an engineered sharps injury protection technology that provides a safe, simple and cost-effective solution to reduce the risk of accidental needlestick injury within the dental industry. Providing a sheathing safety needle designed for multiple uses on a single patient, Safe-Mate ® is the first and only dental safety needle to fit most standard metal syringes. Safe-Mate® meets the Federal Needlestick Safety and Prevention Act, and is fully compliant with OSHA regulations concerning the safe handling of dental needles. In addition to private practice, Safe-Mate® is used extensively at dental colleges and procedural teaching centers throughout the US

     Following design improvements, we re-launched Safe-Mate® in 2006. The product is currently manufactured for us in China. We currently use two major distributors (Sullivan Schein and Patterson Dental) and several smaller regional distributors.

Vacu-Mate Blood Collection Safety Products.

     The current Vacu-Mate product provides a unique blood collection device formatted in two separate models; tube activated and skin activated. The distinction relates to the method in which the safety system, a sleeve that covers the needle after the completion of blood collection, is engaged. The operator cannot draw blood without having engaged the safety system.

     The safety system on the “tube-activated” model will engage when the first blood collection tube is fully inserted into the device and blood collection activity initiates. The “skin activated” system will engage as soon as the needle is inserted into the patient and the sleeve has interacted with the patient. Our skin-activated model is considered “fully passive,” and we are not aware of any other comparable blood collection device on the market. If the skin-activated model is perceived by the market to be a premium product, it may generate higher volumes and margins.

     We have entered into a distribution agreement with Greiner Bio-One, a worldwide medical products company, for the distribution of our tube-activated blood collection system. The agreement continues for five years from the date we make an initial commercial shipment of the product, during which time the distributor is obligated to purchase minimum annual quantities of the product totaling 110 million units over five years at a price of $.028 per unit. During the first full year of commercial shipments, the distributor is obligated to purchase a minimum of five million units. Before we can make the initial commercial shipment, we must complete product tests required to receive final FDA 510(k) clearance and finalize our production arrangements. We currently anticipate making the initial commercial shipment by July 1, 2008.

     We are discussing the potential terms of distribution arrangements with respect to the skin-activated model, which has already received FDA 510(k) approval.

Intravenous Butterfly Valve.

     We are developing a needleless intravenous butterfly valve line that incorporates our core technology into a collection system that will be very similar to current conventional systems in both appearance and operation. The product has the potential of being the only passive safety system on the market. The use of our blood collection safety engagement system provides a intravenous system that is both fully passive and engages in a manner familiar to the operator.

“Blunt” Safety Syringe.

     This safety syringe uses a 2-stage passive safety system. The first stage activates as the needle is injected into the medicament for fluid withdrawal. As the needle is withdrawn, the first stage protects the operator from accidental needlestick injuries. The second stage is activated when the needle is injected into the subject. This 2-stage approach both protects the subject from contamination passed via the medicament container and provides a sterile needle to the subject.

     There are two separate models of this “blunt” safety syringe. One is designed specifically for fillable syringes and the other for prefilled syringes. There are one patent and four US patent applications covering these designs. We have secured the rights to the technology for both models through our strategic relationship with Visual Connections, described below.

     In addition to the four products listed above, we have several products in our development pipeline that we believe have the potential to provide significant future revenues. These include:

Key-Lok Needleless IV Systems Market.

     The majority of needles used in the healthcare industry are used not for penetrating the skin, but only to deliver or withdraw fluids or medications from bottles, ampules, bags, intravenous administration sets or access ports. These are referred to as “transfer needles.” Several companies have developed a system of products designed to eliminate the use of sharp transfer needles. Today, in excess of 85% of health care facilities report using needleless IV delivery systems. We are well advanced in developing what we believe is a better solution, with wide application, and well positioned to compete with the current market leading system.

     In 2006, we acquired rights to the technology for the Key-Lok™ Needleless IV System (KLS), a latex-free blunt-cannula needleless (or needle-free) injection system. The system operates like a conventional needle-based system in that it provides a secure connection for a needle-safe medication delivery system. Designed to be cost competitive with needle-based products, KLS has very few components compared to the more complex needleless systems currently marketed.

     We believe that KLS will offer significant market advantages. It will enable health care providers to administer medications free of unprotected needles, essentially eliminating the likelihood of many accidental needlestick injuries, while reducing cross contamination dangers and minimizing the occurrence of latex-induced hypersensitivities or allergic reactions.

Prefilled Safety Syringes.

     Our patent pending design allows pharmaceutical companies to fill a medicament cartridge in their existing factories, which then snap into our pre-assembled safety syringe. This design is fully compatible with existing pharmaceutical manufacturing lines, avoiding any need to change assembly processes. The safety syringe works with both glass and plastic medicament cartridges. In addition, there are more than 15 related products that fill out this product line. The derivative products include a number of different sizes, “blunts,” plungers, and other combinations of the core technology.

Strategy

     Our strategy is to create significant shareholder value over the short to medium term by marketing our safety products through alliances with partners capable of worldwide distribution. The key elements of our strategy include:

  Enter the US healthcare market with the introduction of the Vacu-Mate blood collection products through major medical distribution partners.
  Finish development of the Winged Butterfly device and introduce it to the market.
  Enter the US clinical market with the introduction of the “Blunt” Safety Syringe in 1 ml and 3 ml versions. Evaluate offering this product in a syringe size of 5ml or larger, to be used with interchangeable needles.
  Broaden distribution channels by establishing partnership alliances with more medical product distributors.
  Complete the development and evaluate the market demand of additional products in the pipeline that appear to have strong market potential.

     Over the next 18 to 24 months, we plans to introduce four products through firm “take or pay” minimum volume contracts with distribution partners that oblige them to purchase minimum unit volumes of our products. We identify potential marketing partners for a specific technology who we believe offer a combination of market share access, distribution capability, and credibility in the market as a superior supplier of value-added safety technology to medical device consumers.

     As of January 31, 2008, we had entered into one such agreement for the distribution of one of our blood collection products. The table below summarizes the status of products covered by our plan as of that date.

Product	Status	Contract or Proposed Terms
Skin-Activated	In negotiations with two suppliers.	Three-year minimum volume
Blood Collection		contract.

Tube Activated	Contract signed with Greiner Bio-	Five-year minimum volume
Blood Collection	One, subject to finalizing production	contract for 110 million units and
	arrangements and FDA 510(k)	$30.8 million.
clearance
.
Butterfly	In discussions with three suppliers.	Three-year minimum volume
Valve		contract.

“Anti-Blunting”	In discussions with two suppliers.	Two-year minimum volume contract.
Safety Syringe

Pre-filled Safety	Preliminary discussions with two	No proposal to date.
Syringe	suppliers.

Product Development

     Since the passage of the 2001 Needlestick Prevention Act, we have focused on developing safety solutions employing inherent passive safety needles or needleless replacements that require no operator activation of the safety mechanism. Our research and development approach has been to identify and acquire leading edge technology with a view to developing medical device safety products with significant commercial potential. We have obtained all of our proprietary intellectual property, research and development through either acquisitions or technology agreements with third party inventors.

     The most significant of our relationships is with Visual Connections, Inc., a California intellectual property company. Visual Connections and its founder have developed intellectual property for needlestick reduction solutions across a wide range of applications. We have a long-term relationship with Visual Connections and expect to continue this relationship for the foreseeable future.

     We may also engage directly in research and product development activities in the future. Our butterfly valve product is based on an internally developed design. We have no present plans to build an internal research and development function, and our future in-house capabilities will likely depend upon opportunities to add product development personnel through acquisitions or otherwise.

     Visual Connections

     MedPro has a strategic alliance with Visual Connections, a San Diego, California design and development firm owned by Hooman Asbaghi. Mr. Asbaghi is an inventor and designer, and controls his inventions from inception through product design and market release. Mr. Asbaghi has also assisted us from time to time in developing customer relationships in the medical device industry.

     In 2004, we acquired the interest of Visual Connections in patents related to the Vacu-Mate passive safety blood collection system. We paid Visual Connections a total of $3,200,000 and will pay royalty fees of 6% of net sales on products developed from this technology until the patents expire, or a minimum royalty fee of $250,000 for the third through eighth years of production if this amount is greater than 6% of net sales.

     In 2007, Visual Connections and Mr. Asbaghi entered into a similar agreement with SGPF LLC, a company created by Craig Turner, our Chairman, CEO and largest shareholder. SGPF was established to acquire technology that we believed had potential for successful commercialization, at a time when MedPro did not have the financial resources to acquire the technology and risked losing the opportunity to other interested parties. Under the agreement, SGPF acquired the interest of Visual Connections in five inventions underlying our “blunt” safety syringe and prefilled pharmaceutical products, including rights to the related patent and patent applications (the “Blunt Technology”). Visual Connections transferred its interest to SGPF upon payment of an initial transfer payment of $250,000. SGPF also will pay transfer payments totaling $2,750,000 in installments over three years beginning in 2007 and a royalty of 5% on the first $250,000 of adjusted gross sales of products using the Blunt Technology in any calendar year, and 4% of the adjusted gross sales of such products for remainder of the year.

     Our agreement with SGPF provides that we will manage and direct the development of the Blunt Technology and pay up to $375,000 towards development costs with the objective of fully commercializing the Blunt Technology as quickly as possible. We have the option to purchase the Blunt Technology from SGPF for $2,500,000 in cash, reimbursement for certain development costs and payments made to Visual Connections by SGPF, and $2,500,000 of our common stock based on a value of $1.81 per share. We will also assume the remaining patent payments that are due at the time that we execute our option.

     Unilife License Option

     We have an option to negotiate an exclusive license agreement with Unilife Medical Solutions Ltd for the sale and distribution of Unilife’s 1mL safety syringe products in the United States. Headquartered in Sydney, Australia, Unilife is an ISO 13485 certified developer and supplier of innovative sharps safety products, marketed under its Unitract brand, designed for use within healthcare and pharmaceutical markets. Unilife’s wholly owned subsidiary, Integrated BioSciences Inc., of Lewisburg, Pennsylvania is a contract manufacturer of medical devices with FDA certified cleanroom facilities.

     The option agreement grants us the right until September 1, 2008, to negotiate the terms of an exclusive license to sell and distribute the Unitract 1mL Safe Syringe, Insulin Syringe, and Clinical Syringe in the United States. If the parties have not signed an agreement by that date, Unilife may terminate the option agreement and return the $3 million option fee we paid with interest at 7% per year, or Unilife will be deemed to have granted us a nonexclusive license. The term of our license permit, whether exclusive or nonexclusive, would be five years, beginning when each product has regulatory approval and becomes available for sale. Unilife must make the 1mL syringe products available for sale within 36 months of the commencement of our license. We would pay a royalty per unit sold, and the exclusivity of our license (if applicable) would be subject to the sale of a minimum number of units per year. We would also have a nonexclusive license to sell and distribute Unitract pre-filled syringes during the term of our license for the 1mL syringe products, for which Unilife would pay us a percentage of adjusted net profits on sales in the United States.

     The Unitract Safe Syringe is designed for use within markets where there is a high risk of the transmission of blood-borne diseases such as HIV and hepatitis C through the reuse of non-sterile syringes, and to protect those at risk of needlestick injury. The Safe Syringe combines an automatic and controlled needle retraction system with an independent non-reuse feature which eliminates any risk of reuse or sharing. The Insulin Syringe is the most common size of syringe used by adults to administer a dose of insulin. It is designed for one-handed use and incorporates similar features to prevent reuse of a non-sterile syringe. Potential health risks from reuse of insulin syringes can include the blunting or breaking off of the needle, tissue microtrauma, the embedding of needle tips in the body, lypodystrophy, and the risk of needlestick injury to others.

Intellectual Property and Licenses

     We own or hold rights to acquire intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. We own or control the rights to five issued patents and four patent applications that cover our products. We have rights in both domestic and foreign intellectual property. In the aggregate, these intellectual property assets and licenses are of material importance to our business. However, we believe that no single patent, technology, trademark, or intellectual property asset is material in relation to our business as a whole. The following table shows the domestic patents we currently hold, as well as those products for which we have filed a patent application.

Product Reference	Application Number	Patent/Publication Number	Title	Application, Publication or Issue Date
Vacu-Mate	08/632,010	5,688,241	Automatic non-reusable needle	11/18/1997
			guard
Vacu-Mate	09/336,405	6,379,336	Protection device for injection or	4/30/2002
			aspiration needle
Vacu-Mate	10/289,508	6,869,415	Safety device for blood collection	3/22/2005
Vacu-Mate	10/621,973	7,357,783	Safety system for a blood	4/15/2008
			collection device
Syringe Guard	10/983,108	7,198,617	Passively guarded fillable	4/3/2007
			injection syringe
Syringe Guard	11/055,415	2006/0111679	Syringe guard with selected	5/25/2006
			needle configuration
Syringe Guard	11/140,583	2006/0111676	Passively guarded, pre-filled	5/25/2006
			injection syringe
Syringe Guard	11/211,336	2007/0078403	Syringe guard for pre-filled	4/5/2007
			medicament vial
Syringe Guard	11/422,851	2007/0287964	Hypodermic needle tip protector	12/13/2007

Competition

     We operate in the increasingly complex and challenging medical device marketplace. Technological advances, federal regulations in the United States and some foreign markets, and scientific discoveries have accelerated the pace of change in medical technology, and the regulation of increasingly more sophisticated and complex medical products is increasing. Companies of varying sizes compete in the global medical technology field. Some are more specialized than us with respect to particular markets, and some have greater financial resources than us. New companies have entered the field, particularly in the areas of safety-engineered devices and in life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment.

     A company’s ability to compete in the medical device market depends on many factors, including price, quality, innovation, service, reputation, distribution, and promotion. To increase revenue growth by focusing on products that deliver greater benefits to patients and medical professionals, and to maintain an advantage in the competitive environment in which we operate, we must continue to invest in research and development, quality management, quality improvement, product innovation and productivity improvement. we will compete against companies with substantially more financial resources to invest for these purposes.

Suppliers

     Our production strategy is to outsource the manufacturing of all our products to reputable medical device manufacturers with well-established reputations in the industry. Each of our current and prospective suppliers comply with Good Manufacturing Practice (“GMP” ) requirements under the US Food, Drug and Cosmetic Act and are ISO certified or meet equivalent applicable standards. We believe that if the manufacturers with whom we currently contract were no longer able to produce our products for any reason, there are sufficient other manufacturers to allow use to make alternative production arrangements.

     Our existing Safe-Mate products are manufactured by Ran-Teac International Company, Ltd., a Taiwanese medical device manufacturer with a factory in Zhejiang, China, that is fully GMP and ISO 9000/13485 compliant. We expect to continue our relationship with Ran-Teac in the future, especially if we expand into Asian markets.

     Integrated BioSciences Inc. (“IBS”) of Lewisburg, Pennsylvania has fabricated the initial volumes of our blood collection device. IBS is a recently acquired subsidiary of Unilife Medical Solutions, an Australian medical product distributor. IBS is also fully GMP and ISO 9000/13485 compliant.

Government Regulation

     FDA and Other Regulatory Bodies

     Medical devices are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies that perform similar functions as the FDA does in the United States. These regulations, as well as various federal and state laws, govern the manufacturing, labeling, record keeping, clinical testing and marketing of these products. The majority of our medical device product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of financial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restriction on their manufacture, sale or use, or their withdrawal from the market.

     Regulation of Medical Devices

     All of our current products are medical devices intended for human use and are subject to FDA regulation. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Pre Market Approval (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act (21 U.S.C. § 310). The FDA regulations generally:

  set standards for medical devices;
  require proof of safety and effectiveness prior to marketing;
  require safety data and clinical protocol approval prior to evaluation in humans;
  establish FDA-mandated current good manufacturing practices, or GMPs; and
  permit detailed inspection of manufacturing facilities.

     These regulations also require reporting of product defects to the FDA and prohibit export of devices that do not comply with FDA regulations, unless the devices comply with established foreign regulations and the FDA and the health agency of the importing country determine export is not contrary to public health. FDA regulation divides medical devices into three classes. Class I devices are subject to general controls to preclude mislabeling or adulteration and require compliance with labeling and other general requirements. Class II devices are subject to special controls and must also comply with general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes information on the safety and effectiveness of the device.

     Products marketed in the European Community must comply with the requirements of the European Medical Device Directive (“MDD”) and be CE-marked. The CE Mark is the European equivalent of FDA approval to market. Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which we intend to export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these markets.

     Other Regulations

     We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The United States has published regulations that identify “safe harbors,” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

     Our business has been and will continue to be subject to various other laws and regulations.

Information Technology

     We are in the process of selecting a fully integrated IT platform that will enable us to fully and efficiently satisfy our sales and ordering processes while generating the appropriate level of internal control. We have also identified a full service vendor that will be responsible to data integrity, IT security, managed network services, disaster recovery, offsite encrypted data storage, and support of all voice and data communications, both internally and externally. The system will provide a high level of security, backup, and risk management that management believes will significantly reduce the risk of IT failure and resultant negative impact on operations.

Dependence on One or a Few Major Customers

     We currently do not depend on any individual source of raw materials or suppliers.

     If we can successfully make an initial commercial shipment of our tube-activated blood collection system and initiate Grenier’s obligation to purchase substantial minimum quantities of the product from us, the revenues generated from our distribution agreement with Grenier would substantially exceed the revenues we currently receive from the all of our sales of our other products.

Employees

     As of January 31, 2008, we had seven employees. None of our employees are subject to a collective bargaining agreement.

Reports to Security Holders

     We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We are currently in the process of reconstructing our website www.medprosafety.net. One of the changes to our website will allow investors to access our periodic reports and ownership reports of our directors and executive officers. Shareholders may also request a copy of our SEC reports at no cost by telephoning us at (859) 225-5375 or by writing us at the following address:

MedPro Safety Products, Inc. 817 Winchester Road, Suite 200 Lexington, KY 40505 Attention: Marc T. Ray

Item 1A. Risk Factors.

     An investment in our common stock involves a number of risks. You should carefully read and consider the following risks as well as the other information contained in this prospectus, including the financial statements and the notes to those financial statements, before making an investment decision. The realization of any of the risks described below could have a material adverse affect on our business, financial condition, results of operations, cash flows and/or future prospects. The trading price of our common stock could decline due to any of these risks, and you could lose part or all of your investment. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

Risks Relating to Our Business

MedPro has incurred losses since inception. We may incur net losses in the foreseeable future and may never become profitable.

     Since MedPro’s inception in 1995, it has incurred significant losses and negative cash flows from operations. We incurred losses from operations of $1,021,281 in 2006 and $3,282,599 in 2007. As of December 31, 2006, we had an accumulated deficit of $15,185,213 before our receipt of net proceeds of $11,525,978 from investors on December 28, 2007. As of December 31, 2007, we had an accumulated deficit of $18,437,812. We anticipate incurring additional losses for at least several more fiscal quarters. We expect to spend significant resources over the next few years to fund the development of our pipeline of potential products. To date, we have derived only limited revenue from the sale of two products. Our ability to generate revenues and become profitable will depend on our ability to timely, efficiently and successfully develop and commercialize more products. We cannot assure you that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We expect we will need substantial additional funding to develop our products and for our future operations. If we cannot obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

     The development of our products will require substantial funds to obtain regulatory approvals and bring our products to market. Net cash used in operations was $2,769,000 in 2005, $2,229,000 in 2006 and $1,500,000 in 2007. We may need financing in addition to our current cash on hand from the December 2007 offering and our cash from operations to meet our planned capital needs through 2008. Our future capital requirements will depend on many factors, including:

  the progress and costs of our research and development programs, including our ability to develop our current portfolio of medical safety products, or to identify, acquire and develop new ones;
  the time and cost involved in obtaining regulatory approvals;
  the cost of manufacturing our products;
  competing technological and market developments;
  our ability to establish and maintain arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;
  costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;
  expenses related to the establishment of sales and marketing capabilities;
  the level of our sales and marketing expenses; and
  our ability to introduce and sell new products.

     We anticipate we will need to raise additional funds to support our future expansion and growth plans, and we may need additional capital sooner than currently anticipated. Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, future product and service opportunities, and future business combinations.

     We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, or grant licenses on unfavorable terms.

     Failure to successfully address liquidity requirements will have a material adverse effect on our business. If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

Our future growth depends upon the development of new products, and there can be no assurance that we will be able to develop them.

     A significant element of our strategy is to increase revenue by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant research and development, significant financial resources, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop, acquire and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of our products. In addition, patents obtained by others could preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval, or gain market acceptance.

Even if we receive regulatory approval for our products, those products may never be commercially successful.

     Even if we develop medical safety products that obtain the necessary regulatory approval, and we have access to the necessary manufacturing, sales, marketing and distribution capabilities that we need, our success depends to a significant degree upon the commercial success of those products. If our products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our future royalty revenue or other revenue would depend upon sales of these products. Many factors may affect the market acceptance and commercial success of our products, including:

  the timing of market entry as compared to competitive products;
  the rate of adoption of new medical safety products by hospital, clinics and medical practitioners;
  convenience and ease of administration;
  pricing;
  marketing;
  availability of alternative products; and
  activities by our competitors.

We will rely on third parties to manufacture our medical safety products.

     Our business strategy relies on third parties to manufacture and produce our medical safety devices in accordance with good manufacturing practices established by the FDA, or similar regulations in other countries. Our products may compete with other products or companies for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our products. These third parties may not deliver sufficient quantities of our products, manufacture our products in accordance with specifications, or comply with applicable government regulations. In addition, if the manufactured products fail to perform as specified, our business and reputation could be significantly harmed.

     We cannot assure you that manufacturers on whom we will depend will be able to successfully produce our products on acceptable terms, or on a timely or cost-effective basis. We cannot assure you that manufacturers will be able to manufacture our products in accordance with our product specifications or will meet FDA or other requirements. We must have sufficient and acceptable quantities of our products to conduct our clinical trials and to market, if and when the products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our products, we may be required to delay the marketing and distribution of our products. If our contract manufacturers are not satisfying our needs and we decide not, it could be difficult and very expensive to change suppliers or to establish our own manufacturing capabilities. Any change in the location of manufacturing would require FDA inspection and approval, which could interrupt the supply of products and may be time-consuming and expensive to obtain. If we are unable to identify alternative contract manufacturers that are qualified to produce our products, we may have to temporarily suspend the production of products, and would be unable to generate revenue from the sale of products.

If we do not comply with applicable regulatory requirements in the manufacture and distribution of our products, we may incur penalties that may inhibit our ability to commercialize our products and adversely affect our revenue.

     Our failure or the failure of our potential third party manufacturers to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting and reporting may result in criminal prosecution, civil penalties, recall or seizure of our products, total or partial suspension of production or an injunction, as well as other regulatory action against us. Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our products, including a withdrawal of such products from the market. The occurrence of any of these events would negatively impact our business and results of operations.

Product defects could adversely affect the results of our operations.

     The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs, as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals. Any of the foregoing circumstances could have a material adverse effect on our, financial condition or cash flows.

The medical device industry is very competitive.

     The medical device industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, which have greater financial and marketing resources than MedPro. We also face competition from firms that are more specialized than we are with respect to particular markets. Non-medical device companies, including pharmaceutical companies, also offer alternative therapies for disease states that may be delivered without a medical device. In addition, some competitors have established manufacturing sites or have contracted with suppliers located in China and other low-cost manufacturing locations as a means to lower their costs. New entrants may also appear, particularly in these low-cost countries.

     The development of new or improved products, processes or technologies by other companies may make our products or proposed products obsolete or less competitive and may materially adversely affect our earnings, financial condition or cash flows.

Many potential competitors, including those who have greater resources and experience than we do, may develop products or technologies that make ours obsolete or noncompetitive.

     Many companies are engaged in developing medical safety devices. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our products and technologies becoming obsolete. Significant competitors include Baxter

International and Becton Dickinson. Most of our current and potential competitors have substantially greater research and development capabilities and financial, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their products in the United States and internationally. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and production facilities. Our competitors may succeed in developing technologies or products that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

Our operations are subject to governmental regulation associated with the medical safety device industry, the operation and enforcement of which may restrict our ability to carry on our business.

     The development, manufacture, and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the US Food and Drug Administration and the US Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage, and distribution. These agencies establish and enforce standards for safety, purity, and labeling. In addition, other governmental agencies (including the US Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace. We will seek to comply at all times with all such laws and regulations. We will also seek to obtain and maintain all permits and licenses relating to our operations that are necessary so that our facilities and practices comply with applicable governmental laws and regulations. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. As a result of such regulations, we may encounter a variety of difficulties or extensive costs, which could delay or preclude us from marketing our products or continuing or expanding our operations. We cannot predict if all necessary approvals will be granted or that if granted, any approval will be received on a timely basis. If approvals are not obtained or are delayed, this may also preclude us from marketing its products, or continuing or expanding its operations.

We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful.

     While our strategy to increase revenue growth is driven primarily by development of products based on technology it owns or controls, we will seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. Any number of factors may affect the success of any acquisition, investment or alliance including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. There can be no assurance that any past or future transaction will be successful or that the transaction will not materially adversely affect our earnings, financial condition or cash flows.

Our operations depend in part on patents and other intellectual property rights.

     Our businesses rely on patent, trademark and other intellectual property rights. While we do not believe that the loss of any one patent or other intellectual property asset would materially affect our operations, these intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. The loss of a significant portion of our portfolio of intellectual property assets may have a material adverse effect on its earnings, financial condition, or cash flows.

Our ability to compete in the medical device market may decline if we do not adequately protect our proprietary technologies.

     Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and our products, including rights we have licensed. Patent positions may be highly uncertain and may involve complex legal and factual questions, and we cannot predict the extent to which we may enforce these claims against our competitors. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business. In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. Therefore, the degree of future protection for our proprietary rights is not certain, which could have a significant adverse effect on our business, financial condition and results of operations.

     Technologies we license from others, or in-licensed technologies, are important to our business. The scope of our rights under our licenses may be subject to dispute by our licensors or third parties. Our rights to use these technologies and to practice the inventions claimed in the licensed patents are subject to our licensors abiding by the terms of those licenses and not terminating them. In particular, we have agreed to use commercially reasonable efforts to develop and commercialize some of our significant licensed technology. If we fail to comply with those obligations, we may lose some of the rights that enable us to utilize this technology, and our ability to develop products could be seriously hampered.

     In addition, we may in the future acquire rights to additional technologies by licensing rights from existing licensors or from third parties. Such in-licenses may be costly. Also, we generally do not control the patent prosecution, maintenance or enforcement of in-licensed technologies. Accordingly, we may not be able to exercise the same degree of control over this intellectual property as we could over internally developed technologies.

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay our research and development efforts.

     Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business. We are not currently a party to any litigation or any potentially adverse proceeding with regard to our patent or trademark positions.

     If we become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. If we do not have the financial resources to support such litigation or appeals, we may forfeit or lose certain commercial rights. Even if we have the financial resources to continue such litigation or appeals, we may lose. If we lose, we may be forced to pay very substantial damages; we may have to obtain costly license rights, which may not be available to us on acceptable terms, if at all; or we may be prohibited from selling products that are found to infringe the patent rights of others.

     Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations. An adverse ruling arising out of any intellectual property dispute could undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages, including possible treble damages, prevent us from using technologies or developing products, or require us to negotiate licenses to disputed rights from third parties. Although patent and intellectual property disputes in the technology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include license fees and ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all. Failure to obtain a license in such a case could have a significant adverse effect on our business, financial condition and results of operations.

If we acquire products, technologies or other businesses, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

     To remain competitive, we may decide to acquire additional businesses, products and technologies. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to:

  we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;
  an acquisition may adversely affect our results of operations because it may require us to incur large one- time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
  we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;
  certain acquisitions may disrupt our relationship with existing customers, distributers or suppliers who compete with the acquired business;
  acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;
  an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
  acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and
  key personnel of an acquired company may decide not to work for us.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations.

To the extent we enter markets outside of the United States, our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

     There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

  changes and limits in import and export controls;
  increases in custom duties and tariffs;
  changes in currency exchange rates;
  economic and political instability;
  changes in government regulations and laws;
  absence in some jurisdictions of effective laws to protect our intellectual property rights; and
  currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business to the extent we enter markets outside the United States.

We may encounter difficulties managing our growth, which could adversely affect our business.

     Our success will depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force. We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2008, and will be required to provide a management report on internal control over financial reporting in connection with our annual report on Form 10-K for the year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls, but have not yet completed this process. If we are unable to successfully implement improvements to our management information and financial control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations and our inability to manage our growth effectively could increase our losses.

We depend on our key personnel, and the loss of their services may adversely affect our business.

     We are highly dependent upon the efforts of our senior management team. The death or departure of any of our key personnel could have a material adverse effect on our business. In particular, the loss of W. Craig Turner, our Chairman and Chief Executive Officer, could significantly impact our ability to operate and grow the business and could cause performance to differ materially from projected results.

We could face labor shortages which could slow our growth.

     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees necessary to keep pace with our expansion plans. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Any material increases in employee turnover rates could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

We may be sued for product liability, which could adversely affect our business.

     Because our business strategy involves the development of commercial products and sale of those products by us or our distribution partners, we may be sued for product liability. We may be held liable if any product we develop and commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals required to commercialize our medical safety products, will not protect us from any such liability. We carry product liability insurance. Currently, our coverage limits are $1 million per event, $2 million annual aggregate coverage for both our products liability policy. We also intend to seek product liability insurance for any approved products that we may develop or acquire. However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.

Risks Relating to Ownership of Our Common Stock

Our future operating results may fluctuate and cause the price of our common stock to decline.

     We expect that our sales and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond its control. The factors that could cause our operating results to fluctuate include, but are not limited to:

  Our ability to identify and acquire medical safety device safety technologies with commercialization potential;
  Our ability to successfully develop and bring products to market, including our success in obtaining regulatory approvals;

  Our ability to successfully increase sales of our products and expand into new markets;
  Our ability to obtain additional financing on satisfactory terms;
  Our ability to attract and retain qualified employees;
  Changes in the costs we pay; and
  Governmental regulation associated with the medical safety products industry.

If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

The price of our common stock is expected to be volatile and an investment in our common stock could decline in value.

     We expect the market price of our common stock to be highly volatile. The following factors, in addition to other risk factors described in this prospectus, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

  the announcement of new products or services by us or our competitors;
  quarterly variations in our and our competitors’ results of operations;
  changes in earnings estimates or recommendations by securities analysts developments in our industry;
  general market conditions; and
  other factors, including factors unrelated to our own operating performance or the condition or prospects of our industry.

     Further, the stock market in general, and securities of small-cap companies in particular, can experience extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of our common stock is low.

We cannot assure you that an active trading market for our common stock will develop.

     Since our common stock is eligible for trading on the OTC Bulletin Board, our shareholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. We cannot assure you that an active trading market for our common stock will develop. Accordingly, trades may occur very infrequently, and holders of our common stock must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.

Our common stock may be considered a “penny stock” and may be difficult to sell.

     The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may drop below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.

A significant number of the shares of common stock will be eligible for sale, and their sale could depress the market price of our common stock.

     The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, this registration of the shares, and releases of lock-up agreements, the supply of our common stock will increase, which could decrease its market price. On December 28,

2007, we issued 11,878,685 shares of common stock in connection with our merger with Dentalserv.com and an additional 6,668,230 shares of convertible preferred stock and warrants to purchase up to 25,286,691 shares of our common stock in a private placement to accredited investors. Beginning on January 4, 2009, some or all of the shares of common stock issued in connection with the merger or that may be issued upon the conversion of the preferred stock or (in certain circumstances) the exercise of the warrants may be offered from time to time in the open market pursuant to Rule 144. In addition, the holders of our preferred stock and stock purchase warrants may offer the shares of common stock issuable upon the conversion of the preferred stock or the exercise of the warrants pursuant to the resale registration statement of which this prospectus is a part. Sales by either of these means may have a depressive effect on the market for the shares of common stock.

     In general, a person who has held shares of restricted common stock for a period of six months and is not an affiliate of the issuer of those securities, may sell those shares into the market. An initial twelve month holding period applies to shareholders who received their shares in our merger. An affiliate who has held restricted shares for the applicable holding period, upon filing of a notification on Form 144 with the SEC, may sell shares of restricted common stock into the market in an amount up to the greater of 1% of the outstanding shares of common stock or the average weekly number of shares sold in the last four weeks before such sale. An affiliate may sell this number of shares once each three months. Our officers and directors and certain persons related to them are subject to lockup provisions relating to shares of common stock that will prevent the sale or transfer of their shares of common stock until 180 days after the effective date of the resale registration statement.

Our stockholders may experience future dilution.

     Our articles of incorporation permit our board of directors, without shareholder approval, to authorize shares of preferred stock, which may also be issued by the board of directors without shareholder approval. The board of directors may classify or reclassify any preferred stock to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock having special voting rights. The issuance of additional shares of our capital stock could be substantially dilutive to your shares and may negatively affect the market price of our common stock.

Substantial future issuances of our common stock could depress our stock price.

     The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur. We recently issued 6,668,230 shares of convertible preferred stock and warrants to purchase up to 25,286,691 shares of our common stock in a private placement to accredited investors. Sales of a substantial number of these shares of our common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock. In addition, the registration rights of the holders of your preferred stock and stock purchase warrants could make it more difficult for us to raise funds through future offerings of our equity securities.

Our stockholders may experience additional dilution upon the exercise of warrants.

     We recently issued warrants to purchase up to 25,286,691 shares of our common stock in a private placement to accredited investors. The exercise of the warrants could decrease the net tangible book value of our common stock.

If we do not comply with the registration rights granted to certain shareholders of our restricted securities, we may be required to pay damages to them.

     We have agreed to use our commercially reasonable efforts to have the “resale” registration statement of which this prospectus forms a part declared effective by the SEC as soon as possible and, in any event, within 150 days after the filing (or within five days after receipt of a no review letter from the SEC), and to maintain its effectiveness until such time as all securities registered under the “resale” registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier. We cannot assure you that we will be able to follow the required procedures or obtain or maintain the effectiveness of the registration statement of which this prospectus forms a part. Subject to certain exceptions, if the registration statement of which this prospectus forms a part is not declared effective by the SEC or ceases to remain effective, a 1.5% cash penalty will be assessed for each 30-day period until the registration statement is declared effective or becomes effective again, as applicable, capped at 20%.

We do not intend to pay dividends in the foreseeable future.

     For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

As a public company, we will be subject to extensive corporate governance and disclosure regulations that will result in additional operating expenses.

     We expect to incur significant legal, accounting and other expenses as a result of becoming a public company in December 2007. Corporate governance requirements, requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC will significantly increase our legal and financial compliance costs and make some administrative functions more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we can effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause it to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on its stock price.

     We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

     Because we operated as a private company without public reporting obligations before the merger, we had limited personnel and resources to assist the development of the external reporting and compliance obligations that would be required of a public company. We have taken and will continue to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Before taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-

Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Item lB. Unresolved Staff Comments.

None.

Item 2. Properties.

     We lease our office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease from a firm in which our Chairman and CEO is a partner. The lease runs through 2012, with an option for two five-year extension options. Monthly lease payments are $6,975 through the end of the lease term.

Item 3. Legal Proceedings.

     We are not a party to any pending legal proceedings as of this date.

Item 4. Submission of Matters to a Vote of Security Holders.

     In the fourth quarter of 2007, corporate actions relating to our merger with Dentalserv.com were approved by the shareholders of both companies. By written consent, the controlling shareholder of Dentalserv.com, who then owned over 89% of Dentalserv.com common stock, approved the merger and an amendment to its articles of incorporation creating a new class of preferred stock. Our shareholders approved the merger with Dentalserv.com by the written consent of the holders of 89.2% of the shares entitled to vote.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

     Since December 31, 2007, our common stock has traded on the OTC Bulletin Board under the symbol “MPSP.BB”. Dentalserv.com’s common stock traded on the OTCBB under the symbol “DSRV.BB” beginning in April 2006 and through December 28, 2007. There is no established trading market for our convertible preferred stock.

     The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. Prices have been adjusted to reflect the 1-for-4 reverse stock split that as of December 31, 2007.

Period		Bid Price
Year	Quarter	High	Low
2008
	First	$ 6.00	$ 2.00
2007
	Fourth	3.00	1.28
	Third	2.04	1.24
	Second	5.60	1.40
	First	15.00	4.00

2006
	Fourth	16.00	11.20
	Third	12.00	6.00
	Second	8.20	1.26

Holders

As of March 31, 2008, we had approximately 290 holders of our common stock.

Dividends

     We have not declared any dividends to date and have no plans to declare dividends for the foreseeable future.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis of the results of operations and financial condition of MedPro Safety Products, Inc. for the fiscal year ended December 31, 2007 and 2006 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this prospectus. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

     MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention functionalities. MedPro has generated revenues since 2005 from sales of its single-patient, multi-injection safety needle designed for use within the dental market.

     MedPro’s strategy for the next 24 months focuses on completing the steps necessary to commence distribution of four additional products in three related product sectors. MedPro plans to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible, would be fixed minimum volume contracts. MedPro has entered into one such agreement with a distribution partner for one model of its blood collection devices and is negotiating the terms of distribution arrangements with respect to a second model. In addition, MedPro is discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with a unique “anti-blunting” feature and a prefilled pharmaceutical safety syringe. MedPro’s product development plans also include a safety dental syringe and a needleless intravenous line based on patents and designs it controls.

     MedPro has invested approximately $12 million in its technology to date, including patent, regulatory, compliance, acquisition, and marketing efforts.

Critical Accounting Estimates and Judgments

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, inventory valuations for slow moving items, and impairment of goodwill, and the recovery of deferred income tax assets.

     We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. There have been minimal returns for credit, so no reserve for product returns has been established. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts. We currently believe all accounts receivable are collectible and no allowance is necessary.

     We determine our inventory value at the lower of cost (first-in, first-out method) or market value. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs.

     Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We amortize our intangible assets using the units of production method over their estimated period of benefit, ranging from one to ten years upon being placed in full production. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

     As part of the process of preparing our financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Results of Operations

     Comparison of the Years Ended December 31, 2007 and 2006

     MedPro recorded a loss of $(3,252,599) for the year ended December 31, 2007, following a loss of $(1,021,281) for the year ended December 31, 2006. Losses from operations were $(2,106,159) for 2007 and $(1,342,941) for 2006. The net losses for the years included net other expense of $(1,146,440) for 2007 and net other income of $321,660 for 2006.

     The most substantial difference between 2006 and 2007 in income from continuing operations was an increase in legal costs and other general and administrative expenses. Legal and insurance costs increased $315,566 primarily from patent work, FDA compliance and the addition of appropriate insurance coverage. General and administrative costs increased $530,573 reflecting a write-off of an intellectual property item of $300,000 and numerous across the board increases in support expenses as a result of increased activity and additional staff be added in late 2007.

     Sales for 2007 were $98,049 compared to $81,368 for 2006, principally due to sales of the Safemate® device. Management expects to use some of the net proceeds of the sale of the Series A Stock and warrants for an advertising campaign to reintroduce the Safemate® product in the marketplace.

The gross margins for the product sales during 2007 and 2006 were as follows:

	2007		2006

	$	%	$	%
Sales	$98,049	100.0%	$ 81,368	100.0%
Cost of sales	45,084	46.0%	38,016	46.7%
Gross margin	52,965	54.0%	43,352	53.3%

     Management wrote down the Needlyzer® device to net realizable value in 2004. The margin on this device was relatively small after the write down. Sourcing the Safemate® device offshore in 2006 reduced costs and improved the margin. Due to relatively low sales levels, the effect of minor inventory adjustments in 2007 and higher sales prices for the Needlyzer® in 2007 increased the gross margin in 2007 and 2006. Management estimates the gross margin on future sales to be approximately 40%.

     Total operating expenses were $2,159,124 during 2007 compared to $1,386,293 for 2006. The $772,831 increase during 2007 reflected the renewed activity in product development for the Vacu-Mate blood collection device, higher salary expense, more significant interest costs ($1,168,447 versus $985,202, in 2007 and 2006, respectively), and higher professional fees in connection with the new product and the reintroduction of the dental needle. Other income and expenses in both periods included interest income of $7,400 and $22,289 for 2007 and 2006, respectively, and miscellaneous income of $14,607 in 2007 and miscellaneous expenses of $9,953 in 2006. The 2006 income statement also included $1,294,526 of income from the discharge of indebtedness as a result of a restructuring of debt payable to the Company’s Chairman and CEO, W. Craig Turner.

     Total assets were $16,261,328 as of December 31, 2007 and $4,640,512 as of December 31, 2006. The $11,620,816 increase in total assets reflected MedPro’s receipt of net offering proceeds of $11,592,660 from the sale of convertible preferred stock and stock purchase warrants on December 28, 2007. The major additions to assets in 2006 included the Key-Lok™ intellectual property acquisition (approximately $489,000) and related manufacturing equipment (approximately $500,000).

     Total liabilities increased by $2,220,774 to $12,282,338 as of December 31, 2007 from $10,061,564 as of December 31, 2006. The increase in debt was necessary to fund the operating deficit prior to the December 28, 2007 sale of preferred stock in the Dentalserv.com reverse takeover transaction. In 2007 we entered into a new bank loan and line of credit, replacing existing debt and partially funding current operating losses, in the amounts of $5,000,000 in term debt and $1,500,000 ($1,492,500 outstanding at December 31, 2007) in a working capital line.

     The accumulated deficit increased to $(18,437,812) as of December 31, 2007 compared to $(15,185,213) as of as of December 31, 2006, due to the net effect of 2007 operating loss of $(3,352,599).

     Comparison of Years Ended December 31, 2006 and 2005

     MedPro incurred losses of $(1,021,281) for 2006 and $(3,286,549) for 2005. Losses from operations were $(1,342,941) and $(336,221), respectively. The net losses for the periods included net other income and (expense) of $321,660 and $(2,950,328).

     Sales of the Safemate® dental needle were $60,803 for 2006 and $48,054 for 2005. Sales of the Needlyzer® for the same periods were $20,565 and $10,741, respectively. The Needlyzer® device has not proven to be commercially viable in the United States but we have seen some limited interest in third world countries for use in limiting transmission of blood borne pathogens through needle sharing or reuse. Sales of the Safemate® device were adversely affectively by limited marketing, as management focused on development of the Vacu-Mate blood collection device, and the effects of the interruption of supplies due to difficulty with a former supplier.

The gross margins for the product sales in 2006 and 2005 were as follows:

	2006		2005

	$	%	$	%
Sales	$ 81,368	100.0%	$ 58,795	100.0%

Cost of sales	38,016	46.7%	41,609	70.8%
Gross margin	43,352	53.3%	17,186	29.2%

     Management wrote down the Needlyzer® device to net realizable value in 2004. The margin on this device was expected to be relatively small after the write down. Sourcing the Safemate® device offshore in 2006 reduced costs and improved the margin on this device.

     Total operating expenses increased by $1,032,886 in 2006 to $1,386,293, reflecting renewed activity in product development for the Vacu-Mate device, additional employees, and renewed travel activity in connection with the new product and the reintroduction of the dental needle. These expenses totaled $353,407 in 2005. The largest component of increased costs in 2006 related to the cost to acquire and develop the Vacu-Mate patent. Interest expense was $985,202 and $2,972,174 for the two years. MedPro borrowed money at risk adjusted rates that exceeded rates available to more commercially successful companies. The impact of the discharge of indebtedness by the Company’s principal shareholder resulted in an income item of $1,294,526 late in 2006.

     Total assets grew from $3,402,380 in 2005 to $4,640,512 in 2006. The most significant changes were in fixed assets and intellectual property additions. The major additions to assets relate to the Key-Lok™ intellectual property (approximately $489,000) and manufacturing equipment (approximately $500,000).

     Total liabilities declined from $11,504,406 to $10,061,564 (a change of $(1,442,842)) as a result of the discharge of debt by the principal shareholder, the conversion of debt to common stock by a shareholder and the reduction of debt from payments. The money to liquidate these debts and to fund the operating losses also came from net new capital of $3,702,255, including the previously listed conversion and new capital infusion.

     The accumulated deficit went from $(14,163,932) in 2005 to $(15,185,213) in 2006 due to the operating loss in 2006 of $(1,021,281).

Liquidity and Capital Resources

     Net proceeds from the sale of the Series A Stock and warrants totaled $11,593,000 after payment of the placement fee and offering expenses. Of the $13,000,000 purchase price, $2,000,000 was in the form of a promissory note from Vision, which was paid in full on March 3, 2008. Immediately after the merger, MedPro used approximately $3,000,000 of the net proceeds to repay a $1,000,000 bridge loan from Vision, repay the current portion of shareholder loans, and pay financing fees to our bank. The remaining $8,500,000 will be working capital and the principal source of funding for MedPro’s operations through December 31, 2008. Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of the blood collection product we expect to launch in July 2008, and the commitment for funding made by our Chairman.

     We have entered into an agreement with a worldwide medical products company for distribution of our tube-activated blood collection system. The agreement continues for five years from the date we make an initial commercial shipment of the product, during which time the distributor has agreed to purchase a minimum annual quantities of the product totaling 110 million units over five years. To make the initial commercial shipment we must complete product tests for receipt of final FDA 510(k) clearance and finalize our production arrangements. Assuming we make the initial commercial shipment by July 1, 2008, as we currently anticipate, we estimate making shipments that would generate revenues of $420,000 under the agreement through the end of 2008. Our agreement requires our distributor to purchase a minimum of $1.4 million of the product during the first full year of commercial shipments.

     CRM Development Company, a real estate firm owned by MedPro’s Chairman, W. Craig Turner, has funded MedPro’s recent operations through loans. Mr. Turner has also personally guaranteed up to $7.0 million of MedPro’s bank debt. We anticipate that Mr. Turner will be released from the guarantee as a result of our sale of Series A Stock and stock purchase warrants on December 28, 2007. See “Certain Relationships and Related Party Transactions.”

     Our current credit agreement includes a $ 5 million term loan and a $1.5 million revolving line of credit. As of December 31, 2007, the amount payable for the revolving line of credit was $1,492,500 and amount payable for the term note was $5,000,000. Our indebtedness under the credit agreement bears interest at the prime rate plus 2%. The revolver matures on August 1, 2008, and payments of interest are due monthly. The term loan matures on May 1, 2011. We also pay interest monthly on the term loan, and monthly principal payments of approximately $139,000 begin in June 2008.

     We estimate that to fund the development of our planned product launches, satisfy current capital support requirements, and pursue other areas of corporate interest as may be determined by the Board of Directors through the end of 2008 will require approximately $4,800,000 in addition to our cash on hand. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations. In addition, in the first quarter, we paid $3,000,000 to acquire an option for an exclusive US distribution rights for products that complement or expand our product portfolio. If we do not reach agreement on the terms of the exclusive rights, the manufacturer must grant us non-exclusive distribution rights or refund the option amount. See “Business—Product Development.”

     We will require additional funding to complete the development of and launch all of the safety products for which we currently own intellectual property rights. In addition, development or production costs may increase beyond the amounts on which we have based our current funding assumptions. The purchasers of the Series A Stock and warrants have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights. The Series A Stockholders hold stock purchase warrants that expire at the end of 2008, and we have discussed with them exercising the warrants for cash, which would raise approximately $13,000,000 if exercised in full. We have no assurance that the Series A Stockholders would do so and any such exercise may depend on the then-prevailing trading price for MedPro common stock. If we cannot find sources of additional funds on reasonable terms, we may be forced to limit our product development plans, which could adversely affect our efforts to achieve profitability.

     Although we plan to continue to outsource our developmental and manufacturing resource needs, we also plan to expand our in-house capabilities. We expect to employ a senior product development officer and project engineer to direct the development of our portfolio of products and to work directly with our external product development firm. This will allow our current management personnel to focus on production and marketing as our products complete the regulatory approval process and distribution can begin.

     During the next year, we expect to add additional administrative support personnel and infrastructure as necessary to support the planned expansion of our operations. MedPro will need to add personnel and substantially increase the related administrative expenses to continue product development, increase sales and marketing activities, and comply with periodic reporting and internal control requirements. We have purchased computer systems and related equipment for approximately $90,000 to support our data and communications requirements. In addition, we recently engaged a full service information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $24,000 over the next twelve months. MedPro has also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of its blood collection product.

     We anticipate spending a minimum of $300,000 through the end of 2008 for legal, accounting and other compliance-related expenses arising from MedPro’s reporting and other obligations under the Securities Exchange Act and its commitment during the six months following the merger to register shares beneficially owned by the holders of the Series A Stock and warrants for possible resale under the Securities Act of 1933. In addition, under the terms of its stock purchase agreement with Vision and certain other accredited investors, MedPro has committed to spend $240,000 for investor relations and corporate marketing activities during the twelve months following the merger.

     While we expect MedPro to realize significant revenue from the launch of the first of two models of the blood collection product, the amount of revenue realized in 2008 will depend upon our ability to procure regulatory approval and other factors that could delay the launch. MedPro will also continue to develop products from its portfolio. As a result, we do not expect MedPro to show an operating profit in the current fiscal year, or over the next twelve months. We believe there is a well defined market for MedPro’s products, and supported by federal Needlestick Prevention Act, which requires the use of products similar to those MedPro is developing. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities over the past two years, general interest in the skin activated product, and our minimum volume distribution contract. At current production cost estimates, we expect MedPro to have operating margins of approximately 40%, although margins could be adversely affected by continued increases in the cost of necessary raw materials used. We will monitor MedPro’s cash flow carefully and will maintain limited, but necessary, employment levels required to sustain operations.

     Our current sales estimates are exclusively for product sales in the United States. We do not anticipate revenue from the marketing of the tube activated blood collection device in Europe, although its distributor has received preliminary favorable interest from pre-launch marketing and demonstration activities. Our ability to generate future European and other foreign sales will depend upon applicable regulatory approvals for MedPro’s products.

     MedPro’s growth will depend upon our ability to enter into sales and distribution agreements for its technologies currently under development as they become available for distribution.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are not party to any debt instruments with variable effective interest rates, forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.

Item 8. Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and 2006
Statements of Operations for the Years Ended December 31, 2007 and 2006
Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006
Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.

Limitations on the Effectiveness of Controls

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple errors or mistakes, and that controls can be circumvented by the acts of individuals or groups. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

     Our current credit agreement includes a $ 5 million term loan and a $1.5 million revolving line of credit. As of December 31, 2007, the amount payable for the revolving line of credit was $1,492,500 and amount payable for the term note was $5,000,000. See “Item 7 – Management’s Discussion and Analysis.”

     The credit agreement contains a financial covenant that requires the Company’s tangible net worth less intangible assets as of December 31, 2007 to meet or exceed $4,500,000 and the ratio of total outstanding liabilities to tangible net worth less intangible assets not exceed 2:1. We did not meet the covenant as of December 31, 2007, which would have entitled the lender to accelerate the payment of the principal and interest due under the credit agreement, among other remedies. When we notified the lender of our non-compliance with the covenant, the lender waived compliance with the covenant through December 31, 2008.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

     The following table shows information regarding our current directors and executive officers. The directors are elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

W. Craig Turner	54	Chief Executive Officer and Chairman of the Board of
		Directors
Walter Weller	55	President, Chief Operating Officer, Director
Marc Ray	54	Vice President Finance, Chief Financial Officer
Gary Peterson	56	Director
Warren Rustand	64	Director

     W. Craig Turner is the founder of MedPro and has been Chairman of the board of directors of our predecessor since its inception. He was appointed Chairman of our Board of Directors when our merger took effect in December 2007. Mr. Turner is also the President and Chairman of the Board of Directors of CRM Companies, Inc., a real estate development company specializing in the development of commercial and industrial properties with more than 450 employees. At CRM Properties, Mr. Turner has been responsible for the development of over $250 million in commercial and industrial properties. Previously, Mr. Turner served as Director of Industrial Development for the Commonwealth of Kentucky under then Governors John Y. Brown and Martha Layne Collins.

     Walter W. Weller has been President of MedPro since 2003 and the Chief Operating Officer of our predecessor since its inception in 1993. Mr. Weller was appointed our President, Chief Operating Officer, and Director of MedPro when our merger took effect in December 2007. He has been responsible for MedPro’s product strategy, building customer relationships with key channel partners, and coordinating day to day activities for the Company. Before joining MedPro, Mr. Weller spent approximately ten years working in manufacturing, seven years in financial and operational management, and five years working with financial software design and implementation services. He participated in developing legislation that subsequently was enacted as the federal Needlestick Prevention Act.

     Marc T. Ray was appointed Vice President Finance and Chief Financial Officer of our predecessor in October 2007 and continued in the same capacity when our merger took effect in December 2007. Mr. Ray served as the Treasurer and as a member of the Board of Directors of MedPro from July 1994 to August 2007. Mr. Ray is a Certified Public Accountant with 29 years of experience. From November 2004 to October 2007 Mr. Ray has served as the managing member of Ray, Foley, Hensley & Company, PLLC, a public accounting firm that he founded in Lexington, Kentucky. From February 1994 to October 2004, Mr. Ray was President of the Lexington, Kentucky based public accounting firm Ray, Hager & Henderson, PSC. In addition, from November 1997 until November 2005, Mr. Ray served at various times as treasurer, director, executive committee member and compensation committee member of Prevent Child Abuse America, a national charitable organization headquartered in Chicago, Illinois.

     Gary A. Peterson was appointed Director when our merger took effect in December 2007. He served as a director of our predecessor since 1998 and as its President and Chief Executive Officer from 1998 to 2003. Mr. Peterson is President and Chief Executive Officer of BATON Development Inc., a virtual incubator for new medical products and has been the Managing Member of BATON Ventures LLC and PSF Health Care LLC, and a Venture Partner in Affinity Ventures II LLC, all venture capital funds. Mr. Peterson has spent over 35 years in the medical device and health services business and has served as a director of numerous public and private companies. He was co-founder and Chief Operating Officer and Executive Vice President of Angiomedics Incorporated, which was acquired by Pfizer, Inc. in 1986 and renamed Schneider USA. Schneider has since been sold to Boston Scientific for over $2 billion. Before starting Angiomedics, Mr. Peterson was responsible for product management and long term planning for Cardiac Pacemakers, Inc. (now Guidant) and held various sales and marketing management positions with Renal Systems, Inc. (now Minntech).

     Warren Rustand was appointed Director when our merger took effect in December 2007. Mr. Rustand is currently managing partner for SC Capital Partners LLC. He has served as a member of the Board of Directors for over 40 public, private, and not-for-profit organizations, including as Chairman of more than half of those organizations. In the medical field, Mr. Rustand has served as Chairman of Tucson Medical Center, Chairman of Health Partners of Arizona, Chairman of TLC Vision, Chairman of Medical Body Sculpting, and Chairman of Health Equity, Incorporated. Mr. Rustand also served as Appointment Secretary and Cabinet Secretary to former US President Gerald Ford.

Corporate Governance

     Board of Directors

     Our Board of Directors is currently composed of 4 members. None of our Board of Directors are independent under the definition of the NASDAQ Stock Exchange. Messrs Turner and Weller are officers and employees. Mr. Peterson is a consultant to us. SC Capital, for which Mr. Rustand is a Managing Director, is receiving a fee for providing financial advisory services to MedPro in connection with the merger and the private placement. Baton Ventures, an entity controlled by Gary Peterson, has been a party to transactions with our predecessor described below under “Certain Relationships and Related Transactions.” Mr. Turner currently serves as Chairman of the Board of Directors. In this capacity he is responsible for presiding at the meetings of the committees of the board of directors.

     Board Committees

     We are not currently required to have an audit committee, compensation committee or nominating and corporate governance committee. We have established both an audit and a compensation committee, each presently comprised of all of our four directors. Mr. Peterson chairs our compensation committee, and Mr. Rustand chairs our audit committee. We do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The functions ordinarily handled by a nominating committee are currently handled by our entire board of directors. Our Board of Directors intends however to add independent directors with financial and other expertise to our board and board committees and to evaluate and modify our governance structure as necessary and advisable in the future to facilitate the management of our business.

     Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
  Accountability for adherence to the code.

     Dentalserv.com had not adopted a code of ethics that applies to the Chief Executive Officer because it had no meaningful operations prior to the closing of the merger. However, we plan to adopt a code of ethics in 2008.

     Conflicts of Interest

     Certain conflicts of interest may exist from time to time between MedPro and certain officers and directors due to the fact that some of them may have other business interests to which they devote their attention. Some of our officers and directors may continue to do so notwithstanding the fact that management time should be devoted to our business. MedPro has not established policies or procedures for the resolution of current or potential conflicts of interest between us, our officers and directors or affiliated entities. There can be no assurance that our management will resolve all conflicts of interest in favor of us, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties.

     Board Meetings and Committees

     MedPro’s Board of Directors held three meetings during the fiscal year ended December 31, 2007. Before the merger, Dentalserv.com had a single director, so no formal meeting of its board of directors occurred during 2007. The newly appointed board of directors of the combined corporation held its initial meeting on January 8, 2008.

     Directors may be paid their expenses, if any, of attendance at meetings of the Board of Directors. We have not yet determined how we will compensate our directors. Our directors are not precluded from serving us in any other capacity and receiving compensation therefor except as otherwise provided under applicable law. Except as described above under “Executive Compensation — Director Compensation,” no compensation was paid to the directors of MedPro in 2007.

     MedPro has neither a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from stockholders. We do not have any restrictions on stockholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada law and the federal proxy rules. Currently, the entire Board of Directors plans to determine nominees for election as directors, on the recommendation of one or more members of the Board of Directors.

     The Board of Directors will consider suggestions from individual stockholders, subject to its evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent prior to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and the medical device safety products industry.

     The Board of Directors has not adopted a formal methodology for communications from stockholders but plans to adopt such methodology in 2008.

     We do not have a policy regarding the attendance of board members at the annual meeting of stockholders, but we plan to adopt a policy in 2008.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and people who own more than 10 percent of our common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings.

Item 11. Executive Compensation.

Executive Compensation of Dentalserv.com Before the Merger

     Dr. Lawrence Chimerine was appointed President and Chief Executive Officer of Dentalserv.com on December 15, 2006, and served until December 28, 2007. Dr. Chimerine was appointed a director of Dentalserv.com shortly thereafter. Dr. Chimerine received no direct cash or non-cash compensation during the fiscal year ended December 31, 2007 from Dentalserv.com. Before December 15, 2006, Harry Miller was Chief Executive Officer and President of Dentalserv.com. Mr. Miller received no direct cash or non-cash compensation during the fiscal year ended December 31, 2006.

Compensation Discussion and Analysis

     MedPro was a closely held corporation until December 28, 2008, when it merged into publicly held shell corporation. Historically, our compensation principally consisted of a salary that each executive officer negotiated directly with the board of directors,. The most significant factor in our compensation decisions was the impact of executive compensation on the company’s cash position. In 2007, we issued stock to our executives for their service as directors to conserve cash.

     In 2008, we established a compensation committee currently comprised of our four directors, including two individuals who became directors on December 28, 2007 and two executive officers. One of the committee’s objectives in coming months is to establish more formal compensation arrangements with its executive officers that compensate them fairly and provide an incentive for them to enhance the company’s financial performance. As of the date of this report, the compensation committee had met twice.

Executive Compensation Committee Report

     Our board of directors currently functions as our compensation committee. The board of directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and those discussions, the board of directors determined that the Compensation Discussion and Analysis be included in the registrant’s annual report on Form 10-K.

Gary Peterson Warren Rustand W. Craig Turner Walter Weller

Executive Compensation

     The following Summary Compensation Table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2007 by W. Craig Turner, MedPro’s President and Chief Executive Officer, Walter Weller, MedPro’s President, and Marc Ray, MedPro’s Vice President Finance and Chief Financial Officer.

Summary Compensation Table

Name and principal position (a)				Stock Awards		All Other Compensation ($) (i)
		Salary	Bonus ($) (d)				Total
	Year (b)	($)		($)			($)
		(c)		(e)			(j)

W. Craig Turner,	2007	$ 127,209		$ 24,630	(1)		$ 151,839
Chairman and Chief
Executive Officer

Walter Weller,	2007	$ 158,462		$ 24,630	(1)		$ 183,092
President

Marc Ray, Chief	2007	$ 40,385		$ 24,630	(1)		$ 65,015
Financial Officer

(1) Stock with a value of $24,630 was awarded to each director as consideration for service on the board of directors of MedPro during 2007.

Outstanding Equity Awards at Fiscal Year-End

     None of MedPro’s executive officers had outstanding stock options or unvested stock at the end of 2007.

Director Compensation

     None of MedPro’s directors other than executive officers received compensation for services during the fiscal year ended December 31, 2007. Amounts paid to executive officers are included in the Summary Compensation Table.

Employment Agreements

     Currently, MedPro has no employment contracts with its executive officers.

Compensation Committee Interlocks and Insider Participation

     No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

     The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2007, giving effect to the completion of the merger, by:

  each person known by us to be the beneficial owner of more than 5% of either class of our common stock;
  each of our executive officers and directors; and
  our executive officers and directors as a group.

     The table does not show the potential effect of the conversion of Series A Stock into our common stock or the exercise of warrants to purchase our common stock. The Series A Stock may not be converted to the extent that such a conversion would cause the holder to beneficially own more than 9.9% of the outstanding common stock. The warrants may not be exercise to the extent that exercise would cause the holder to beneficially own more than 4.9% of the outstanding common stock.

	Shares Beneficially Owned (1)(2)

	Number of Shares	Percentage of class (3)
Name

W. Craig Turner (4)	5,537,728	41.7%

Vision Opportunity Master Fund, Ltd. (5)	1,254,038	9.9

Gary Peterson (6)	1,244,045	9.4

Baton Development (6)	1,172,517	8.8

Warren Rustand (7)	1,127,389	8.5

Walter Weller (4)	169,073	1.3

Marc Ray (4)	46,650	*

Executive officers and directors as a group
(5 persons)	8,124,885	61.2

* Indicates less than 1%

(1) Unless otherwise indicated, each of the listed shareholders has sole voting and investment power with respect to the shares. Under SEC rules, each a person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of convertible securities, options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of shares beneficially owned by any other person or group.

(2) As a result of the restrictions on its conversion of Series A Stock and the exercise of its warrants, Vision may be deemed to be the beneficial owner of 9.9% of the common stock.

(3) Percentages are based upon 13,285,072 outstanding shares. Shares underlying exercisable warrants are deemed outstanding for determining the ownership percentage solely of the warrant holder.

(4) Business address is 817 Winchester Road, Lexington, Kentucky 40505.

(5) Business address is 20 West 55th Street, New York, New York 10019.

(6) Mr. Peterson is the CEO of Baton Development. Business address is 10040 East Happy Valley Road # 37, Scottsdale, Arizona 85260.

(7) Business address is 4100 Newport Place, Suite 620, Newport Beach, California 92260. Mr. Rustand is the Managing Director of SC Capital LLC. SC Capital LLC owns 593,931 shares of MedPro and has warrants to purchase 533,458 additional shares of MedPro within 60 days at an exercise price of $1.81, subject to adjustment.

Securities Authorized for Issuance under Equity Compensation Plans.

     We currently have no equity compensation plans. Our board of directors anticipates adopting a plan in 2008 to grant equity compensation to directors, officers and employees in consideration of our executives’ efforts in connection with the recent financing and as an incentive for future performance. The stock purchase agreement with our Series A Stockholders specifically contemplates that we could reserve up to 3 million shares of common stock for such a plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following section describes transactions between MedPro and its directors, executive officers and their affiliates since January 1, 2006. Transactions before December 28, 2007, involved our predecessor Delaware corporation. Issuances of shares of our common stock in connection with those transactions before January 10, 2007 have not been adjusted to reflect the Vacumate Merger (described below) or our merger with Dentalserv.com on December 28, 2007. Issuances of shares in transactions between January 10, 2007 and December 28, 2007 have not been adjusted to reflect the Dentalserv.com merger.

Lease

     We lease our office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease. The lease runs through 2012 at a monthly rent of $6,975, with an option for two five-year extension options. The lessor is a partnership in which MedPro’s Chairman and CEO holds an interest.

Bridge Loan

     In anticipation of the closing of the merger and the private placement described in Item 1. Business –History and Recent Reorganization, our Delaware predecessor corporation borrowed $1,000,000 from Vision Opportunity Master Fund, Ltd. at an interest rate of 8% per year and paid an origination fee of $50,000. Vision is a New York based private equity firm that owned approximately 89.4% of DRSV’s common shares before the December 28, 2007 merger. Vision also purchased $12 million of the $13 million of newly issued shares of a new series of convertible preferred stock and warrants to purchase the common stock of our company issued on that date. The loan was paid back in full with the proceeds from the sale of those securities.

Vacumate Merger

     On January 10, 2007, the shareholders of Vacumate LLC, a subsidiary in which our Delaware predecessor corporation MedPro owned a 40% interest, approved the merger into MedPro (the “Vacumate Merger”). Vacumate held rights to develop certain medical products, such that MedPro’s ownership interest in Vacumate represented a substantial portion of MedPro’s total assets. The purpose of the Vacumate Merger was to combine Vacumate and MedPro in a manner that gave the equity owners of each company value in the combined company equivalent to the value held in each of the predecessor companies. In the Vacumate Merger:

  each of the 60 ownership units of Vacumate held by owners other than MedPro converted automatically into 228,205.33 shares of the common stock of the combined company; and
  each of the shares of MedPro common stock issued and outstanding immediately before the effective time was reduced to 0.4 shares of the common stock of the combined company.

     In the Vacumate Merger, MedPro’s Chairman, W. Craig Turner, and members of his family received approximately 7.5 million shares of the common stock of the combined company for the 33 Vacumate units they owned.

Technology Development and Option Agreement

     On August 24, 2007, we entered into a Technology Development and Option Agreement (the “Technology Agreement”) with SGPF, LLC. W. Craig Turner, our Chairman and CEO, owns 100% of the equity units of SGPF. SGPF was established to acquire technology that we believed had potential for successful commercialization, at a time when MedPro did not have the financial resources to acquire the technology and risked losing the opportunity to other interested parties. The Technology Agreement required SGPF to acquire the Blunt Technology underlying our safety syringe and related products. We will manage and direct the development of the Blunt Technology with the objective of fully commercializing the Blunt Technology as quickly as possible. We must also pay up to $375,000 towards the cost of developing the Blunt Technology and have the option to purchase the Blunt Technology for $2,500,000 in cash, reimbursement for certain development costs and payments made to Visual Connections by SGPF, and $2,500,000 of our common stock based on a value of $1.81 per share. We must also assume the remaining patent payments that are due at the time that we executes the option.

     SGPF acquired the Blunt Technology from Visual Connections and its founder in 2007. SGPF has paid an initial transfer payment of $250,000, must pay Visual Connections transfer payments totaling $2,750,000 in installments over three years beginning in 2007. SGPF also must pay a royalty of 5% of on the first $250,000 of adjusted gross sales of products using the Blunt Technology in any calendar year, and 4% of the adjusted gross sales of such products for remainder of the year.

Key-Lok™ Acquisition

     During 2006, MedPro acquired a needless IV system, known as Key-Lok™, a product owned by Baton Ventures, LLC, an entity managed by Baton Development, Inc., an entity owned by Gary A. Peterson, MedPro’s Vice Chairman and Vice President of Finance. In the transaction, MedPro issued 1,600,780 shares of MedPro common stock to Baton Ventures and assumed outstanding legal bills of approximately $10,000. Baton Ventures also elected to convert a total of $452,000 in additional bridge loans to equity and received 731,530 shares of MedPro common stock. At December 31, 2008, accrued and unpaid interest on the loans from Baton totaled $74,912, which was paid during the first quarter of 2008.

Other Indebtedness

     MedPro’s indebtedness to its CEO, Chairman and largest shareholder, W. Craig Turner, and entities owned by Mr. Turner totaled approximately $2,363,616 as of December 31, 2007. This amount includes a $2,150,000 promissory note that bears interest at an annual rate of 6%. The note originated on September 1, 2006 as part of a corporate debt restructuring where CRM agreed to forgive amounts otherwise owed or accruable to it under its loan agreements with MedPro in exchange for 2,950,000 shares of common stock valued at $1,822,805 and the promissory note. CRM has continually loaned money and provided services to MedPro, paid various MedPro related expenses directly, guaranteed MedPro loans, and subsidized the office lease expense on behalf of MedPro. During 2007, the amount of the promissory note increased by $150,000. As of December 31,2007, accrued and unpaid interest on the promissory note totaled $120,000. As of that date unpaid compensation due to Mr. Turner totaled $87,500.

     As of December 31, 2007, accrued and unpaid compensation due to Walter Weller, our Chief Operating Officer and Director, totaled $45,833 in unpaid compensation. Mr. Weller’s father is also the holder of a $10,000 convertible promissory note from us.

     Accounts payable to our officers and employees, including Messrs. Turner and Weller, totaled approximately $195,000 at December 31, 2007.

Advisory Agreement with SC Capital Partners

     In March 2008, MedPro entered into a financial advisory agreement with SC Capital Partners, LLC (“SC Capital”). Warren Rustand, Managing Partner of SC Capital, is a MedPro Director.

     SC Capital has agreed to provide MedPro with advisory services, finder services, merger and acquisition services and strategic alliances services. The agreement will last for a minimum term of six months and will continue on a month-to-month basis until it is terminated by either party in writing with 30 days notice. MedPro will be obligated to pay SC Capital the applicable fees in connection with any definitive agreements MedPro enters into with parties specifically identified by SC Capital within 24 months after termination of the agreement.

     MedPro will pay SC Capital a consulting fee of $15,000 per month until the agreement is terminated and additional compensation depending on the type of services SC Capital provides. For an equity financing transaction, MedPro must pay SC Capital a consulting fee equal to 8% of the principal cash amount of all MedPro’s securities and institutional and secondary financings introduced by SC Capital and provide SC Capital with warrants to purchase a number of shares or units equal to 8% of the number of shares or units sold under the equity financing. In a debt financing transaction, MedPro must pay SC Capital a consulting fee equal to 3% of any gross proceeds received by MedPro in connection with a debt financing. In a committed debt facility, the fee owed to SC Capital is to be calculated on the gross available amount committed to MedPro. In connection with any merger and acquisition transaction occurring during the term of the agreement, SC Capital would be entitled to 2.5% of the total transaction consideration for the first $20 million and 2.0% for any amount over $20 million. For strategic alliances or other business realignments resulting from SC Capital’s services, MedPro must pay a consulting fee equal to 8% of the value of the transaction.

Other Transactions in Which Related Parties Have an Interest

     Carsie Garyen Denning, the son-in-law of W. Craig Turner, is MedPro’s Vice President of Sales and Marketing and was paid an aggregate salary, bonus and taxable perquisites of approximately $96,500 during 2007.

Director Independence

     None of our current directors are independent within the meaning of the corporate governance rules of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

     The following table presents fees for professional services rendered by Rodefer Moss & Co, PLLC for the audit of the company’s annual financial statements for 2007 and 2006 and fees billed for other services rendered by Rodefer Moss & CO, PLLC.

	2007	2006

Audit fees	$45,000	$65,000
Audit-related fees	—	—

Audit and audit-related fees	45,000	65,000

Tax fees	—	—
All other fees		—

Total fees	$ 45,000	$65,000

     Audit fees include fees for the audit of the annual financial statements, reviews of the condensed financial statements included in our quarterly reports, reviews of private placement materials and registration statements filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

     The following financial statements of the company included in Appendix F are incorporated by reference in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and 2006
Statements of Operations for the Years Ended December 31, 2007 and 2006
Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006
Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Financial Statements

(b) Financial Statement Schedules

     Not applicable.

(c) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation. (incorporated herein by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K (Commission No. 000-49768) filed with the Commission on January 4, 2008).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to registrant’s Current Report on Form 8-K (Commission No. 000-49768) filed with the Commission on January 4, 2008).

4.1	Certificate of Designations, Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K/A (Commission No. 000- 52077) filed with the Commission on September 10, 2007).

4.2	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K/A (Commission No. 000-52077) filed with the Commission on September 10, 2007).

4.3	Form of Series B Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.4 to registrant’s Current Report on Form 8-K/A (Commission No. 000-52077) filed with the Commission on September 10, 2007).

4.4	Form of Series J Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.5 to registrant’s Current Report on Form 8-K/A (Commission No. 000-52077) filed with the Commission on September 10, 2007).

4.5	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 of the Form 8-K/A filed on September 10, 2007, File No. 000-52077).

4.6	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007.

10.1	Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc.

10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc..

10.3	Loan Agreement and Amendments, between Fifth Third Bank and MedPro Safety Products, Inc..

10.4	Promissory Note, dated September 1, 2006, between MedPro Safety Products, Inc. and CRM Development Company.

10.5	Financial Advisory Agreement, between MedPro Safety Products, Inc and SC Capital Partners LLC

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the US Code

32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the US Code

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on April 14, 2008.

MEDPRO SAFETY PRODUCTS, INC.
By:	/s/ Walter Weller
Walter Weller President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Craig Turner	Chief Executive Officer, Chairman of the Board
	of Directors	April 14, 2008
W. Craig Turner	(Principal Executive Officer)

/s/ Marc T. Ray
	Vice President Finance, Chief Financial Officer	April 14, 2008
Marc T. Ray	(Principal Financial and Accounting Officer)

/s/ Walter Weller
	President, Chief Operating Officer, Director	April 14, 2008
Walter Weller

/s/ Gary Peterson
	Director	April 14, 2008
Gary Peterson

/s/ Warren Rustand

Warren Rustand	Director	April 14, 2008

INDEX TO FINANCIAL STATEMENTS

MedPro Safety Products, Inc.

	Page
Opinion of Registered Public Accounting Firm	F	-2

Balance Sheets as of December 31, 2007 and 2006	F	-3

Statements of Operations for the Years Ended
December 31, 2007 and 2006	F	-5

Statements of Shareholder’s Equity/(Deficiency) for the Years
Ended December 31, 2007 and 2006	F	-6

Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006	F	-7

Notes to Financial Statements	F	-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of MedPro Safety Products, Inc.:

We have audited the accompanying balance sheets of MedPro Safety Products, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedPro Safety Products, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & CO, PLLC

Knoxville, Tennessee
April 18, 2008

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash	$ 6,341,132	$ 59,954
Accounts receivable	22,801	4,576
Inventory	545,956	515,013

Note Receivable - Vision Opportunity Master Fund, LTD	2,000,000	—

Due from SGPF, LLC	24,089	—
Other current assets	2,026	45,654

Total current assets	8,936,004	625,197

Property and Equipment
Equipment and tooling	1,040,750	500,000
Leasehold improvements	44,764	44,764

Computers, network and phones	90,800	—
Furniture and fixtures	40,628	37,025
Trade show booth	7,341	7,341

	1,224,283	589,130
Less: accumulated depreciation	105,662	71,695

Property and equipment, net	1,118,621	517,435

Other Assets
Intangible assets	3,067,442	3,314,547

Conditional License Agreement - Unilife Medical Solutions, Ltd.	3,000,000	-
Deferred financing costs	139,261	183,333

Total other assets	6,206,703	3,497,880

Total assets	$ 16,261,328	$ 4,640,512

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets (Continued)
December 31, 2007 and 2006

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$ 2,156,147	$ 831,031
Accrued interest payable	539,549	576,222
Current portion of long term debt	2,358,089	83,991
Notes payable to and advances from shareholders	2,659,361	2,961,216

Total current liabilities	7,713,146	4,452,460

Long-Term Liabilities
Notes payable - long term portion	4,569,192	5,609,104

Total liabilities	12,282,338	10,061,564

Shareholders’ Equity/(Deficiency)
Preferred stock
$.01 par value; 10,000,000 shares authorized; 6,668,229 shares issued and
outstanding	66,682	—
Common stock
$.001 par value; 90,000,000 shares authorized; 13,285,072 and 10,360,494
shares issued and outstanding and $.01 par value	13,285	10,360
Additional paid-in capital	22,358,720	9,753,801
Unearned share-based compensation	(21,885)	—
Accumulated deficit	(18,437,812)	(15,185,213)

Total shareholders’ equity/(deficiency)	3,978,990	(5,421,052)

Total liabilities and shareholders’ equity/(deficiency)	$16,261,328	$ 4,640,512

MEDPRO SAFETY PRODUCTS, INC.
Statements of Operations
For the Years ended December 31, 2007 and 2006

	2007	2006
Sales
Needlyzer	$ 34,656	$ 20,565
Safe-Mate	63,393	60,803

Total sales	98,049	81,368
Cost of Goods Sold	45,084	38,016

Gross profit	52,965	43,352

Operating Expenses
Salaries, wages, and payroll taxes	494,532	496,322
Product development costs	115,345	352,952
Professional and insurance	471,860	156,294
General and administrative	802,046	271,473
Travel and entertainment	197,302	103,729
Depreciation and amortization	78,039	5,523

Total operating expenses	2,159,124	1,386,293
Loss from operations	(2,106,159)	(1,342,941)

Other Income (Expenses)
Interest expense	(1,168,447)	(985,202)
Income from debt forgiveness with related party		1,294,526
Interest income	7,400	22,289
Other	14,607	(9,953)

Total other income (expenses)	(1,146,440)	321,660

Provision for income taxes	—	—

Net loss	$(3,252,599)	$(1,021,281)

Weighted average number of shares outstanding - basic and diluted	10,901,534	8,523,432

Net loss per share - basic and diluted	$ (0.30)	$ (0.12)

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Shareholders’ Equity/(Deficiency)
For the Years ended December 31, 2007 and 2006

						Additional Paid-In Capital	Accumulated Deficiency
	Common Stock	Preferred Stock			Unearned Compensation
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2006	7,581,869	$ 7,581				$ 6,054,325	$(14,163,932)	$(8,102,026)
Shares issued in conversion of debt	1,846,552	1,847				2,433,232		2,435,079
Shares issued for equipment and intangibles	727,549	727				988,394		989,121
Shares issued in payment of services	204,524	205				277,850		278,055
Net loss	—	—	—	—	—	—	(1,021,281)	(1,021,281)

Balance, December 31, 2006	10,360,494	10,360	—	—	—	9,753,801	(15,185,213)	(5,421,052)
Common shares issued in conversion of debt	216,347	217				309,764		309,980
Common shares issued to Jacobsen	7,641	8				(8)		(0)
Common shares issued for cash	700,272	700				749,300		750,000
Common shares issued in merger to
DentalServ.com Corporation Shareholders	1,406,387	1,406				(1,406)		0
Preferred shares issued for cash, net of issuance
costs of $1,407,340			6,668,229	66,682		11,525,978		11,592,660
Common shares issued in connection with
issuance costs of Preferred Stock	593,931	594				(594)		—
Common shares issued for future services					(21,885)	21,885		—
Net loss	—	—	—	—	—	—	(3,252,599)	(3,252,599)

Balance, December 31, 2007	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$22,358,720	$(18,437,812)	$ 3,978,990

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Cash Flows
For the Years ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net loss	$(3,252,599)	$(1,021,281)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	33,967	5,523
Amortization of financing costs	44,072	16,667
Stock issued for interest	99,880	278,055
Gain on retirement of debt	-	(1,294,526)
Write-down of intellectual property	300,000	—
Changes in operating assets and liabilities
Accounts receivable	(18,225)	1,697
Inventory	(30,943)	36,115
Other current assets	43,628	(45,654)
Accounts payable and accrued expenses	1,325,116	(101,749)
Accrued interest payable	(36,673)	(103,759)

Net cash flows from operating activities	(1,491,777)	(2,228,912)

Cash Flows From Investing Activities
Advances to SGPF, LLC	(24,089)	—
Payment on option for license with Unilife Medical Solutions, Ltd.	(3,000,000)	—
Purchases of property and equipment	(635,153)	(7,216)
Acquisition of DentalServ.com, net of cash acquired	(52,895)	—

Net cash flows from investing activities	(3,712,137)	(7,216)

Cash Flows From Financing Activities
Proceeds from bank borrowings	1,317,500	5,175,000
Repayments on bank borrowings	(83,314)	—
Net repayments on notes payable to and advances from shareholders	(91,754)	—
Net cash from issuance of preferred shares	9,592,660	200,000
Proceeds from issuance of common shares	750,000	(3,082,729)

Net cash flows from financing activities	11,485,092	2,292,271

Net increase (decrease) in cash	6,281,178	56,143
Cash at the Beginning of the Year	59,954	3,811

Cash at the End of the Year	$ 6,341,132	$ 59,954

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$ 1,255,240	$ 1,076,213

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock for equipment and tooling and intellectual properties	$ —	$ 989,121

Issuance of common stock in settlement of debt	$ 309,980	$ 2,435,079

Issuance of preferred stock in note receivable	$ 2,000,000	$ —

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – MedPro Safety Products, Inc (“MedPro”) was originally incorporated in Kentucky in 1995 and later in Delaware in 1999. VACUMATE, LLC (“VACUMATE”), a subsidiary of MedPro Safety Products, Inc at December 31, 2006, was formed as a Kentucky Limited Liability Company in March of 2003. VACUMATE, LLC, was created in order to fund the acquisition of a safety blood collection system. The technology purchase was completed by VACUMATE, LLC, during 2004. MedPro Safety Products (“MPS”) and VACUMATE, LLC (the “Company”) are located in Lexington, Kentucky and are engaged in the business of selling medical equipment that protects the public from needle stick injuries and enhances the safety of patients and medical professionals in the healthcare industry. The Company has developed and /or acquired proprietary and unique technology that management believes will deliver the highest level of risk reduction technology to the industry.

As of January 10, 2007, MedPro and VACUMATE merged into one company. MedPro survived the merger. As of December 28, 2007, MedPro and DentalServ.com Corporation (“DentalServ”), a Nevada publicly registered entity, merged with MedPro in a reverse takeover resulting in MedPro becoming a public company. MedPro was the survivor of the merger for accounting purposes, but the old MedPro, Delaware corporation, went out of existence and DentalServ.com survived but was renamed MedPro Safety Products, Inc. In connection with this transaction, Vision Opportunity Master Fund, Ltd. (“Vision Fund”) and three funds entitled Sands Brothers Venture Capital (II, III, and IV), LLC. (“Sands Funds”) invested $13,000,000 before offering costs into the surviving public entity for 6,668,229 shares of Series A $.01 par value preferred stock. Vision Opportunity Master Fund, Ltd. purchased 5,129,407 shares for $9,000,000 and 1,025,881 shares for a $2,000,000 note due March 31, 2008. The three Sands Funds purchased the remaining shares for $2,000,000. Vision paid its note to MedPro on March 3, 2008.

Principles of Consolidation – The Company applies FIN 46(R), “Consolidation of Variable Interest Entities,” and FASB 141 in its principles of consolidation. FIN 46 (R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (VIE). Under FIN 46 (R) a company must consolidate a VIE if it is determined that it is the primary beneficiary.

For the year ended December 31, 2006, substantially all of the equity interests of MedPro and VACUMATE were represented by common ownership and MedPro had a direct equity ownership of 40 percent of VACUMATE. From inception until January 10, 2007, MedPro provided all management functions for VACUMATE under an agency agreement. On January 10, 2007 a merger was effected whereby MedPro issued approximately 13.7 million of its shares (6.2 million post-split/post-merger shares - see Note 2) to acquire all of the then outstanding interests of the non-MedPro owners of VACUMATE. Upon the effective date of the merger, the non-MedPro owners of VACUMATE controlled 60% of the resulting company and the pre-merger shareholders of MedPro controlled 40% of the resulting company which continued under the name of MedPro Safety Products, Inc. The merger agreement was approved in principal by MedPro’s Board of Directors and the Members of VACUMATE on August 24, 2006 and approved by the shareholders of MedPro on January 10, 2007. As a result of the above relationships, including common management, ownership, and operations, these financial statements include the accounts of both MedPro and VACUMATE. Inter-company balances and transactions have been eliminated in consolidation.

In connection with the reverse takeover of DentalServ on December 28, 2007, there was a 1 for 4 share reverse split and the former DentalServ shareholders who previously held approximately 5.6 million shares of DentalServ held approximately 1.4 million shares at the date of the merger. The Vision Fund and the Sands Funds acquired 6,668,229 shares of $.01 par value preferred stock for $13,000,000. The former MedPro shareholders converted 24,829,118 shares of old MedPro into 11,284,696 shares of the new MedPro (formerly DentalServ). An additional block of 593,931 shares were issued to SC Capital Partners, LLC as a fee for assistance with the merger of MedPro and DentalServ.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other fees in connection with the merger included a cash fee of $880,000 and a $160,000 payable to SC Capital Partners, LLC based on 8% of the $13,000,000 capital raised. The $160,000 additional fee was paid in March 2008 after the Vision $2,000,000 note was collected for the 1,025,881 shares purchased with the Vision note.

Warrants and options were also issued in connection with the DentalServ merger. Unassigned management options, with terms to be established later, for 3,000,000 shares to be granted to current and future management were agreed to as part of this transaction. SC Capital Partners, LLC was granted a warrant for 533,458 shares to be issued in exchange for a payment of $1.81 per share by SC Capital Partners, LLC only if, and in proportion with, the exercise of the “A” warrants. Chrystal Research was granted a warrant to acquire 68,036 shares of MedPro for $1.99 per share after completion of an article regarding MedPro in its research publication. This research article is expected to be issued in the second quarter of 2008.

The Vision Fund and the Sands Funds were granted 6,668,229 Series “A” and Series “B” warrants, one for each share of preferred stock held by them. Both the “A” and “B” Warrants have a five (5) year term for exercise from December 28, 2007. The “A” warrant has an exercise price of $1.81 per share and the “B” warrant is exercisable at $1.99 per share. The Vision Fund was granted two other Series of warrants. Vision was granted 5,975,116 “J” warrants exercisable for 5,975,116 common shares at $2.18 per share. These warrants have a twelve (12) month term from December 28, 2007. Finally, Vision was granted 5,975,116 “C” Warrants, exercisable for 5,976,116 common shares for five (5) years from December 28, 2007, at $2.18 per share. The “C” warrants are only exercisable to the extent of the exercise of the “J” warrants. See Note 10 for details on the valuation of these warrants and options.

Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations accumulating to $(18,437,812) at December 31, 2007, resulting in negative cash flows from operations. The Company has historically depended on borrowings to fund operations. See Notes 4, 5, and 6 for details of the Company’s debt. At December 31, 2007, current assets exceeded current liabilities by approximately $1.2 million. As of December 31, 2006 current liabilities had exceeded current assets by approximately $3.8 million and total liabilities exceeded totals assets by approximately $5.4 million. At December 31, 2007 total assets exceeded total liabilities by approximately $3.9 million. Management’s plan for the Company to meet its cash flow needs through the end of 2008 and to ultimately achieve profitability is discussed below.

The Company had previously obtained from its Chairman and then majority shareholder a commitment to provide it the necessary funding to meet its cash flow needs through the end of 2007. Also, the Company’s Chairman had personally guaranteed up to $7.0 million of the Company’s bank debt. In return for the guarantee, the Chairman received a fee of $250,000. The Company has netted approximately $11.6 million in cash through March 2008 from its offering of preferred stock discussed above.

Additionally, the Company has secured a contract with a major European-based multinational medical company for the supply of its blood collection safety devices over a five-year period. The contract is for more than 100 million units or approximately $30 million of product.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues and Costs Recognition – The Company derives its revenues from the sales of protective needle equipment. Revenues and accounts receivable are currently derived from the sale of the Needlyzer™ (needle destruction device) and Safe-Mate® (safety dental needle) products. Revenues and accounts receivable are recognized when delivery has occurred and collectibility is probable. The Company anticipates generating revenue from its tube-activated Vacu-Mate device by the middle of the second quarter of 2008. It has experienced delays in production as a result of both design and development issues as well as manufacturing deficiencies and quality issues encountered with its major supplier in China. It expects to complete its 13485 Quality Plan and Registration process in July 2008 and complete a large validation and verification build of the tube activated product in June 2008. Initial commercial shipments are expected to begin July 1, 2008.

Cost of goods sold includes all direct production costs and shipping and handling costs. General and administrative costs are charged to the appropriate expense as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Management believes that all accounts receivables are collectible, and an allowance for doubtful accounts is not necessary at December 31, 2007 and 2006. The Company does not accrue finance charges on its past due accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory – Inventory consists of Safe-Mate® safety needles and Needlyzer™ devices and is carried at the lower of cost or market value on a first-in first-out basis. The Company took an inventory write down for its Needlyzer™ device in 2004, reflecting its policy to liquidate these inventories and discontinue efforts to market the device (See also Note 3).

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization for assets placed in service is provided using the straight-line method over their estimated useful lives. The cost of normal maintenance and repairs is charged against earnings. Expenditures which significantly increase asset values or extend useful lives are capitalized. The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the units-of-production method over their estimated period of benefit, ranging from one to ten years upon being placed in full production. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except for an immaterial amount of goodwill associated with the DentalServe merger. Management has elected to charge off the $300,000 acquisition cost of the Safe-Mate® intellectual property and patent in 2007. The product has never achieved the level of commercial success hoped for by management and its patent protection will expire in 2008. Management believed its charge off was prudent. No other material impairments of intangible assets have been identified during any of the periods presented. Amortization was immaterial for all periods presented. Amortization of the Vacumate technology will begin when commercial shipments begin in 2008. Management believes that future revenue from an existing minimum volume contract for this product insures that the carry value of this asset is not impaired.

The Key-Lok™ intellectual property intangible acquired in 2006 is still in the process of being evaluated for reintroduction into the marketplace. Since no sales or contracts have been signed, management has elected to

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

delay the start of amortization based on no units of production experience. Management expects future revenue to be sufficient on this product to avoid any impairment adjustment as of December 31, 2007.

Research and Development Costs – Research and development costs are charged to expense as incurred. These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities. Although not expensed as research and development, all salaries and benefits for the years ended December 31, 2007 and 2006, have been expensed. The Company incurred no research and development costs during the years ended December 31, 2007 and 2006, respectively.

Advertising – Advertising costs are expensed as incurred. The Company incurred $23,667 and $71,277 of such costs during the years ended December 31, 2007 and 2006, respectively.

Income Taxes –Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

Cash and Cash Equivalents – For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Concentration of Credit Risk – From time to time during the years ended December 31, 2007 and 2006, certain bank account balances were in excess of federally insured limits. The company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recent Accounting Pronouncements

In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard was effective for fiscal years beginning after December 15, 2006. The effect of adopting FIN 48 did not have a material affect on our financial position and results of operations.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 did not significantly impact our financial position, results of operations or cash flows.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements.

Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, results of operations and cash flows.

NOTE 2 – ACQUISITIONS

During 2006, the Board of Directors authorized the acquisition of Key-Lok™ Needleless IV system. This entity was owned by Baton Ventures, LLC, which is managed by Baton Development, Inc., an entity owned by the Company’s former Vice Chairman. The Company has evaluated the product for approximately two years, during which the Company established a strategic plan for developing this product. The product has previously been manufactured, and it received a 510(k) clearance to market from the United States Food and Drug Administration (USFDA). Key-Lok™ was initially pre-marketed through a number of potential customers and/or distributors, and through these efforts it was determined that the product required minor modifications to achieve acceptance in the marketplace. These modifications have been engineered but not integrated into existing tooling. The acquisition included all materials, production equipment tooling, assembly equipment, supplies, and a packaging machine. At the time, the Company agreed to purchase Key-Lok™ from Baton Ventures, LLC for 1,600,780 pre-merger shares of common stock or approximately $989,000. These shares have now been converted into 727,549 post-merger MedPro shares based on the merger with Vacumate, LLC and DentalServ.

On January 10, 2007 the Company completed the acquisition of Vacumate, LLC, contemplated in the prior year financial statements. The old MedPro shareholders received 40% of the shares they previously held in a reverse split of the Company’s shares and the Vacumate, LLC members received 60% of the old MedPro shares previously held by the existing MedPro shareholders immediately prior to a reverse split.

On December 28, 2007 the Company completed a reverse takeover of DentalServ.com Corporation, a Nevada publicly traded entity. It was formerly listed as DSRV on the OTCBB (over the counter bulletin board). The new entity is listed as MPSP on the OTCBB. MedPro survived the merger for accounting purposes. Accordingly, these financial statements reflect the historical operations of MedPro pre-merger except that the capital structure is that of DentalServ, the legal acquirer. DentalServ’s financial activity, post merger has been reflected in the Company’s financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 3 – INVENTORY

The Company’s legacy product, Needlyzer™, has not experienced the success anticipated by the Company. The Company has made a decision to discontinue its selling strategy regarding this product, and plans to liquidate its inventory completely. It is currently in negotiations with a customer that has expressed interest in purchasing the remaining inventories. This customer purchased 72 devices and related equipment from the Company in 2006 for approximately $315 per unit, and had indicated that they are working on a proposal to purchase the remaining inventory that the company has on hand. During 2007, the same customer purchased an additional 75 units. The Company has reduced the value of this inventory from its original cost to an amount that is equivalent to its estimated net realizable value less all applicable disposition costs. The write down of the inventory from its original cost occurred in December 31, 2004, and amounted to $394,474. In 2007, the Company has elected to take this write down for tax purposes.

NOTE 4 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities in which they exert significant control over. They are comprised of the following:

	2007	2006
Short term advances with no stated terms
settled in the ordinary course of business	$ 6,116	$ 191,116

Demand and Promissory Notes with varying
interest rates and conversion features	2,653,245	2,770,100

	$2,659,361	$2,961,216

Short term advances consisted of $6,116 and $191,116 for December 31, 2007 and 2006, respectively which were due to various related parties including a company controlled by the Company Chairman for unsettled advances and services.

The promissory notes generally contained interest rates ranging to 20% per annum plus penalty interest when they reached maturity and remained unpaid. At December 31, 2007 and 2006 they included $110,000 and $570,100, respectively, in notes that by their terms were convertible at approximately $3.70 per share. Several convertible note holders exchanged debt and accrued interest totaling $309,980 for 216,347 shares of the past DentalServ merger common stock of the Company. At December 31, 2006, an additional $200,000 in promissory notes were payable to a former Director of the Company. During 2007, $100,000 of those notes was paid and the balance of $100,000 was paid in early 2008. The notes were non-interest bearing until July 1, 2007 at which time interest was accrued at 6% per annum. As of December 31, 2007 the Company had accrued but unpaid interest on this note of $3,000 reflected on its financial statements. The Company has also offered to convert these notes into shares of the Company’s common stock at a rate of $0.65 per share.

Other demand and promissory notes included $60,000 due to the Vision Fund for advances to DentalServ prior to the merger in 2007. At December 31, 2007 the Company owed Baton Development, Inc. $74,912, Wayne Wellman, a shareholder $25,000, and had accrued, but unpaid management fees payable to its Chairman and Chief Operating Officer of $133,333. Since December 31, 2007 the $74,912 was paid to Baton Development, Inc. and the $25,000 was paid to Wayne Wellman.

At December 31, 2007, the balance of the promissory notes was represented by a $2,150,000 note to a company controlled by the Company’s Chairman as described in the next paragraph. Interest on $2,000,000 of the

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 4 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS (Continued)

outstanding principal balance was calculated at 6.0%, beginning on January 1, 2007, on the then unpaid principal balance. As of December 31, 2007 the Company had accrued $120,000 on this promissory note. Principal and all accrued interest on the note must be repaid on the date the Company completes an equity or debt financing resulting in gross proceeds to the Company of at least $6,000,000. The note also allows for various penalty provisions in the form of additional interest, as defined in the note, if all principal and accrued interest is not repaid by December 31, 2007. The note is callable if not repaid by December 31, 2008. During 2008 and based upon a use of proceeds schedule agreed between the Company and the Preferred investors, the Company has retired all of the accrued interest and $1,250,000 of this note. Interest is being paid monthly in 2008.

During 2006, approximately $2.6 million of the 2005 balance of promissory notes was repaid from the proceeds of the $5,000,000 term note discussed in Note 6. Also during 2006, another approximately $1.6 million of the 2005 balance of promissory notes were converted into shares of the Company stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

The $2,000,000 demand note payable discussed in Note 4 above is to CRM Development Company (“CRM”) an entity that is owned by the Company’s Chairman, and CEO. The note originated on September 1, 2006 as part of a corporate debt restructuring of the Company. CRM has continually loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building, owned by a partnership in which the Chairman is a partner. CRM agreed to forgive amounts otherwise owed or accruable to it under its loan agreements with the Company in exchange for 1,340,765 post split/post-merger shares of common stock valued at $1,822,805 and a promissory note payable from the Company in the amount of $2,000,000. The Company recognized a gain of $1,294,526 in connection with the debt forgiveness from CRM. During 2007 an additional $150,000 was loaned by CRM to the Company.

Prior to September 1, 2006, all monies advanced by CRM were considered advances with no definitive repayment terms. The balance of these advances totaled $3,188,363 at December 31, 2005.

In addition to the transactions discussed above and in Note 4, the company incurred interest expense on the indebtedness to shareholders totaling approximately $199 and $415 thousand for the years ended December 31, 2007 and 2006, respectively. Accounts payable to officers and employees of the Company totaled approximately $195 thousand at both December 31, 2007 and 2006, respectively.

NOTE 6 – LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
Payable to Fifth Third Bank, Term Loan, interest
payable at prime plus 2%, monthly payments of $138,889
beginning June 2008, maturing May 1, 2011,
collateralized by an assignment of intellectual properties	$5,000,000	$5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit, interest at prime plus 2%, payable monthly beginning in April 2007,
due August 1, 2008	1,492,500	175,000

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 6 – LONG-TERM DEBT (Continued)

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5%
monthly payments of principal and interest of $10,000
due through July 23, 2010, secured by certain inventory of the
Company and personally guaranteed by the Company’s
Chairman, CFO and two other shareholders	434,781	518,095

	6,927,281	5,693,095
Less: Current Portion	2,358,089	83,991

Long-term portion	$4,569,192	$5,609,104

The revolving line of credit, as amended in March 2007, permits the Company to draw up to $1,500,000.

At December 31, 2007, the Company was not in compliance with certain financial covenants under its loan agreement with Fifth Third Bank which the Bank agreed to waive.

Maturities of long-term debt are summarized as follows:

2009	$1,503,974
2010	1,616,970
2011	1,420,208
2012	28,040

$4,569,192

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company maintains two classes of stock. They consist of Common stock with a par value of $0.001 per share, and Series A Convertible Preferred Stock with a par value of $.01 per share. The Company is authorized to issue 90,000,000 shares of Common Stock and 10,000,000 shares of Series A Convertible Preferred Stock. The Company had outstanding 13,285,072 and 10,360,494 shares of Common Stock at December 31, 2007 and 2006, respectively, and 6,668,229 Series A Convertible Preferred Stock outstanding at December 31, 2007 as a result of the preferred offering discussed in Note 1. In addition there were also options and warrants to acquire common stock that were outstanding at December 31, 2007 and 2006, in the amounts of 28,888,184 and 25,000, respectively. The options that were outstanding at December 31, 2006, were not issued as part of a plan, but were issued as inducements for investors and shareholders to provide funding. Of the 25,000 options outstanding at December 31, 2006, 25,000 options expired unexecuted during the year ended December 31, 2007.

Warrants and options were also set aside or issued in connection with the DentalServ merger. Unassigned management options, with terms to be established later, for 3,000,000 shares to be granted to current and future management were agreed to as part of this transaction. SC Capital Partners, LLC was granted a warrant for 533,458 shares to be issued in exchange for a payment of $1.81 per share by SC Capital Partners, LLC only if, and in proportion with, the exercise of the “A” warrants. Chrystal Research was granted a warrant to acquire 68,036 shares of MedPro for $1.99 per share after completion of an article regarding MedPro in its research publication. This research article is expected to be issued in the second quarter of 2008.

The Vision Fund and the Sands Funds were granted 6,668,229 Series “A” and Series “B” warrants, one for each share of preferred stock held by them. Both the “A” and “B” Warrants have a five (5) year term for exercise from December 28, 2007. The “A” warrant has an exercise price of $1.81 per share and the “B” warrant is

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

exercisable at $1.99 per share. The Vision Fund was granted two other Series of warrants. Vision was granted 5,975,116 “J” warrants exercisable for 5,975,116 common shares at $2.18 per share. These warrants have a twelve (12) month term from December 28, 2007. Finally, Vision was granted 5,975,116 “C” Warrants, exercisable for 5,976,116 common shares for five (5) years from December 28, 2007, at $2.18 per share. The “C” warrants are only exercisable to the extent of the exercise of the “J” warrants. See Note 10 for details on the valuation of these warrants and options.

The Series A Convertible Preferred Stock is cumulative with liquidation preferences and is convertible, at the option of the holder, at any time into shares of common stock.

During the year ended December 31, 2006:

In recognition for service to the Company, the Board of Directors granted a total of 204,524 post-split/post-merger shares of stock to its Board members and Corporate Secretary. Each person received a grant of 11,362 post-split/post-merge shares each year for the years 2003, 2004, and 2005, as the Board had not issued any shares or compensation to its Board during that period.

In return for the execution of a debt reduction agreement with the Company, CRM agreed to waive all associated warrants, current loans, accrued interest payable, and all other considerations in return for the note payable of $2,000,000 discussed in Note 4 and a grant of 1,340,765 post-split/post-merger shares of common stock. At the time of the agreement, CRM had loans in excess of $3,000,000, associated warrants for the issuance of these loans, accrued management fees payable, and estimated accrued interest due in excess of $1,500,000. CRM agreed to eliminate or forgive all debt, interest payable, warrants, options, and any other associated compensation due in exchange for the common shares and the note payable. This completes consideration of notes, payments, and all other activities executed by CRM during the period from January 1999 through September 2006, see note 5 for more details.

The Company elected to acquire a needleless IV system, known as Key-Lok™, a product owned by Baton Ventures, LLC, an entity managed by Baton Development, Inc., an entity owned by the Company’s Vice Chairman. The purchase was accomplished with stock, and was acquired for a total of 727,549 post-split/post-merger shares and the assumption of outstanding legal bills of approximately $10,000. In addition, Baton Ventures, LLC elected to convert a total of $452,000 in additional bridge loans to capital stock. These loans were capitalized with the issuance of 332,469 post-split/post-merger shares of common stock.

An entity that had previously performed accounting and tax services for the Company, elected to convert its outstanding receivable with the Company. A Board member and corporate Treasurer, was a member of this firm. The total outstanding payable of $37,099 was capitalized with the issuance of 27,288 post-split/post-merger shares of Common Stock to the firm’s three partners, including the Board member, in equal number of shares.

Also during 2006, three shareholders converted notes/accounts payable to shares of common stock. Two note holders converted $98,500 in outstanding notes payable to 72,475 post-split/post-merger shares of common stock, and one shareholder/employee converted $100,000 of the Company’s account payable to him into 73,555 post-split/post-merger shares of common stock.

NOTE 8 – INCOME TAXES

The company incurred no current or net deferred income tax expense or benefit for the years ended December 31, 2007 and 2006. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 8 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred assets at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets (liabilities):
Fixed assets	$ 97,951	$ 3,152
Inventory	0	124,754
Accrued interest payable	125,936	180,636
State deferred tax asset	782,094	588,958
Net operating loss carryforwards	4,207,979	3,028,886
Less: valuation allowance	(5,213,960)	(3,926,386)

Net deferred tax assets	$ —	$ —

The Company had no deferred tax liabilities as of December 31, 2007 and 2006 and the majority of its deferred tax asset consists of a net operating loss carryforward (tax effect) of $4,207,979 and $3,028,886, respectively, directly related to its total net operating loss carryforwards of $12,376,408 and $8,908,489, respectively. These net operating loss carryforwards begin expiring in 2015, and are entirely offset by valuation allowances of $(5,213,960) and $(3,926,386) as of December 31, 2007 and 2006, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by FIN 48. The Company does not believe that any of its positions it has taken will not prevail on a more likely than not basis. As such no disclosure of such positions was deemed necessary.

Management has elected to adjust its Needlyzer™ inventory to the lower of cost or market basis for tax purposes in 2007, consistent with a financial statement position taken in 2004. Management believes that future marketing efforts for the Needlyzer device will not result in commercially reasonable results and that for tax purposes the inventory should be written down to the net realizable value. The current year effect of this adjustment before valuation allowance on the net deferred tax asset for inventory is a reduction of $124,754 in deferred Federal income tax asset and an adjustment in the deferred state tax asset of $22,015 for a combined total effect of $146,769. Since 100% of these deferred tax assets were previously reserved there has been no impact on either the tax provision on the income statement or the deferred tax assets on the balance sheet.

The cessation of marketing and shipping efforts in 2007 of the remaining Needlyzer™ inventory and the resulting write down for tax purposes is a permissible adjustment and tax position under the first in first out lower of cost or market approach to inventory valuation for tax purposes and management believes it will prevail in this adjustment upon examination. Since 100% of this adjustment is part of a net operating loss carryforward, the impact may never be realized and has been reserved by valuation allowance.

The merger of the Company with DentalServ.com Corporation on December 28, 2007 will invoke the limitations of Internal Revenue Code Section 382 on the utilization of loss carryforwards from the former MedPro (the loss corporation and the acquired corporation for tax purposes). Future utilization of net operating

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 8 – INCOME TAXES (Continued)

loss will be limited based on the long term tax exempt rate at the date of merger applied against the value of the loss corporation. The limitation is further adjusted by the recognition, for tax purposes, of built in gains or losses as of the date of acquisition. The value of the loss corporation ($22,000,000) in connection with the merger was established by arms-length negotiation. If the Company has taxable income in the future, it will have to appropriately limit the utilization of prior MedPro loss carryforwards.

NOTE 9 – LEASE COMMITMENT WITH RELATED PARTY

The Company leases its office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease with a related party. On January 10, 2007, the Company signed a lease addendum that among other things extended the term of the April 16, 1998 lease. The addendum allowed for an extension of the original lease through August 2012 in accordance with renewal language in the 1998 lease. The addendum also contains two five year extension options. The addendum also acknowledged that the company was in good standing and was not in arrears on lease payments or in default of any provisions within the lease or subsequent addendums. The addendum called for payments of $3,500 each month for the period from January 1, 2007, through July 31, 2007. Monthly lease payments increased to $6,500 beginning August 1, 2007, and continued until January 31, 2008. On and after February 1, 2008 the lease was amended to $6,975 per month ($83,700 per year) for the remainder of the term in connection with an expansion of the rentable square footage to encompass an additional 1,063 of unimproved space that was fit up by the Company in early 2008.

Total lease expense was $57,000 and $24,488 for the years ended December 31, 2007 and 2006, respectively.

Future minimum annual lease payments at December 31, 2007, are as follows:

2008	$ 82,225
2009	83,700
2010	83,700
2011	83,700
2012	55,800

$389,125

NOTE 10 – STOCK OPTIONS AND WARRANTS

Employee options

The Company has no written or unwritten stock ownership or option plans for employees. The “Series A Convertible Preferred Stock Purchase Agreement” dated as of September 5, 2007 among DentalServ.com and The Vision Fund and the Sands Funds (Purchasers of the Series A Convertible Preferred Stock) provides for 3,000,000 of the new MedPro post reverse takeover shares to be available for options to current and future management. Terms of the options have not been established, nor have they been assigned or allocated to any members of management or the Board of Directors as of the date of this financial statement.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

Non-employee warrants

The Company issued warrants to acquire 68,036 common shares to Chrystal Research for $1.99 per share. The warrants will serve as future compensation in anticipation of a research report to be written and published about the Company in Chrystal Research’s medical device industry publication. Utilizing the Black-Scholes method, the Company valued these warrants at $21,885 and reflected them as unearned compensation in its shareholder equity section. There have not been exercised and are not eligible to be exercised until after the report is issued. The report is expected to be issued in the second quarter of 2008. These warrants have a five (5) year term beginning on December 28, 2007.

The Company issued warrants to acquire 533,458 common shares to SC Capital Partners, LLC for $1.81 per share. These warrants are exercisable only if and to the extent of the ratio of the “A” warrants exercised by the Vision Fund. The term of these warrants mirror the “A” warrants and are five (5) years from December 28, 2007. None of these warrants have been or are eligible to be exercised as of the financial statement date. These warrants were issued in connection with and compensation for assistance with the capital raised through the sale of the $13,000,000 of Series A Convertible Preferred Stock. The Company has valued the warrants at $211,928 utilizing the Black-Scholes method.

The Company has issued warrants to the Vision Fund and the Sands Funds as companion warrants to the purchase of the Series A Convertible Preferred Stock. These warrants include 6,668,229 warrants to acquire common shares for five (5) years from December 28, 2007. The A and B warrants, as they are called, were issued at $1.81 and $1.99, respectively. None of these warrants have been exercised as of the balance sheet date. They have been valued as a cost of securing the purchase of the Series A Preferred shares utilizing the Black-Scholes method and were valued by the Company at $2,649,102 and $2,144,927, respectively.

Finally, the Company issued 5,975,116 C and J warrants to the Vision Fund. The C warrants are only exercisable to the extent the J warrants are first exercised. The J warrants were issued December 31, 2007 and have a twelve (12) month term. They are exercisable at $2.18 per share for 5,975,116 shares of common stock. The Company valued these warrants at $990,631 utilizing the Black-Scholes method. None of these warrants have been exercised as of the date of the financial statements.

The C warrants are exercisable at $2.18 per share for 5,975,116 common shares. Utilizing the Black-Scholes method, these 5,975,116 shares have been valued at $1,530,102. They have a five (5) year term from December 28, 2007. None of these warrants have been or are eligible to be exercised as of the date of the financial statements.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility and appropriate adjustments for restrictions on exercising the options. Because our warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of its warrants.

Assumptions used in valuing all but the J warrants included an expected term of 2.5 years, volatility of 43.54%, and an equivalent bond yield of 4.36%. Assumptions used in valuing the J warrants included an expected term of 1.0 years, volatility of 36.57%, and an equivalent bond yield of 4.53%.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

The non-employee warrants can be summarized at December 31, 2007 as follows:

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
Chrystal
Research	$1.99	68,036	2.5 Years	None	$21,885

SC Capital
Partners, LLC	$1.81	533,458	2.5 Years	None	$211,928

Vision Fund
A Warrants	$1.81	6,155,288	2.5 Years	6,155,288	$2,445,325

Vision Fund
B Warrants	$1.91	6,155,288	2.5 Years	6,155,288	$1,979,933

Vision Fund
C Warrants	$2.18	5,975,116	2.5 Years	None	$1,530,102

Vision Fund
J Warrants	$2.18	5,975,116	12 Months	5,975,116	$990,631

Sands Funds
A Warrants	$1.81	512,941	2.5 Years	512,941	$203,777

Sands Funds
B Warrants	$1.99	512,941	2.5 Years	512,941	$164,994

Exercisable at
the end of the
period, weighted
average exercise
price	$2.03	25,888,184	—	19,311,574	$7,548,575

The Company recorded unearned non-employee compensation for services of $21,885 as of December 31, 2007. Series A through J warrants issued in connection with the $13,000,000 preferred stock offering were non-compensatory as they were associated with the initial capital raise and would yield approximately $51.4 million if all are exercised for cash. We have considered FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments in accounting for the conversion feature embedded within the preferred stock. Based on an analysis of this accounting literature, the Company believes that the embedded conversion option would not be separately accounted for as a derivative liability from the preferred stock since it can only be settled in shares of the Company’s own stock.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding (See Note 10 for details of outstanding options and warrants). Because we have net losses for the periods presented, there is no dilutive effect and the basic and diluted loss per share are the same for all years presented.

NOTE 12 – SUBSEQUENT EVENTS

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity. The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning March 6, 2008, the date of execution. The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement. The agreement also contains certain fees for future capital milestones achieved. Warren Rustand, a Director of the Company, is a principal of SC Capital Partners, LLC.

