Form 10-Q
period 2008-03-31
MedPro Safety Products, Inc.
filed 2008-05-15
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2008

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________

Commission file number: 000-49768

MEDPRO SAFETY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015980
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

817 Winchester Road, Suite 200, Lexington, KY	40505
(Address of principal executive offices)	(Zip Code)

(859) 225-5375
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |_|
Accelerated filer |_|
Non-accelerated filer   |_|
Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   |_|   No |X|

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

13,285,072 shares of Common Stock were outstanding at March 31, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

Balance Sheets for March 31, 2008 (unaudited) and December 31, 2007

Unaudited Statements of Operations for the three months ended March 31, 2008 and 2007

Statements of Shareholders’ Equity for the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007

Unaudited Statements of Cash Flows for the three months ended March 31, 2008 and 2007

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008
	(Unaudited)	December 31,2007
ASSETS
Current Assets
Cash	$3,627,387	$6,341,132
Accounts receivable	23,428	22,801
Note Receivable - Vision Opportunity Master Fund, Ltd		2,000,000
Inventory	542,958	545,956
Due from SGPF, LLC	34,535	24,089
Other current assets	7,160	2,026

Total current assets	4,235,468	8,936,004

Property and Equipment
Equipment and tooling	1,061,385	1,040,750
Leasehold improvements	99,631	44,764
Computers, network and phones	96,677	90,800
Furniture and fixtures	64,728	40,628
Trade show booth	7,341	7,341

	1,329,762	1,224,283

Less: accumulated depreciation	121,413	105,662

Property and equipment, net	1,208,349	1,118,621

Other Assets
Intangible assets	3,067,442	3,067,442
Conditional License Agreement	3,000,000	3,000,000
Deferred financing costs	128,818	139,261

Total other assets	6,196,260	6,206,703

Total assets	$11,640,077	$16,261,328

MedPro Safety Products, Inc.
Balance Sheets (Continued)
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31,2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$464,750	$2,156,147
Accrued interest payable	56,647	539,549
Current portion of long term debt	2,701,802	2,358,089
Notes payable to and advances from shareholders	1,099,449	2,659,361

Total current liabilities	4,322,648	7,713,146

Long-Term Liabilities
Notes payable - long term portion	4,203,633	4,569,192

Total liabilities	8,526,281	12,282,338

Shareholders’ Equity
Preferred stock
$.01 par value; 10,000,000 shares authorized; 6,668,229 shares issued
and outstanding	66,682	66,682
Common stock
$.001 par value; 90,000,000 shares authorized; 13,285,072 shares issued
and outstanding and $.001 par value	13,285	13,285

Additional paid-in capital	26,333,840	26,333,840
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(23,278,126)	(22,412,932)

Total shareholders’ equity	3,113,796	3,978,990

Total liabilities and shareholders’ equity	$11,640,077	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the three months ended March 31, 2008 and 2007

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Sales
Needlyzer	$1,180	$1,389
Safe-Mate	15,848	12,887

Total sales	17,028	14,276

Cost of Goods Sold	3,350	2,791

Gross profit	13,678	11,485

Operating Expenses
Salaries, wages, and payroll taxes	218,385	131,676
Product development costs	46,165	73,873
Professional and insurance	269,440	25,825
General and administrative	161,659	101,517
Travel and entertainment	88,518	29,424
Depreciation and amortization	26,194	1,488

Total operating expenses	810,360	363,804

Loss from operations	(796,682)	(352,319)

Other Income (Expenses)
Interest expense	(165,719)	(215,523)
Income from debt forgiveness	65,152	-
Interest income	31,645	45
Other	410	78,594

Total other income (expenses)	(68,512)	(136,883)

Provision for income taxes	-	-

Net loss	$(865,194)	$(489,202)

Net Loss per share
Basic and diluted net loss per share	$(0.07)	$(0.05)

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic and diluted	13,285,072	10,360,494

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the three months ended March 31, 2008 (Unaudited) and the year ended December 31, 2007

	Common Stock		Preferred Stock		Unearned	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency	Total

Balance, December
31, 2006	10,360,494	$10,361	-	-	-	$9,753,801	$(15,185,213)	$(5,421,051)

Common shares issued
in conversion of debt	216,347	216				309,764		309,980

Common shares issued
to Jacobsen	7,641	8				(8)		-

Common shares issued
for cash	700,272	700				749,300		750,000

Common shares of
DentalServ.com
Corporation
Shareholders assumed
in the merger	1,406,387	1,406				(1,406)		-

Preferred shares issued
for cash, net of
issuance costs of
$1,407,340			6,668,229	66,682		11,525,978		11,592,660

Common shares issued
in connection with
issuance costs of
Preferred Stock	593,931	594				(594)		-

Common shares issued
for future services					(21,885)	21,885		-

Deemed dividend on
imbedded conversion
feature in Preferred
Stock						3,975,120	(3,975,120)	-

Net loss							(3,252,599)	(3,252,599)

Balance, December 31,
2007	13,285,072	13,285	6,668,229	66,682	(21,885)	26,333,840	(22,412,932)	3,978,990

Net loss through
March 31, 2008							(865,194)	(865,194)

Balance, March 31,
2008	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$26,333,840	$(23,278,126)	$3,113,796

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the three months ended March 31, 2008 and 2007

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(865,194)	$(489,711)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	15,751	1,488
Amortization of financing costs	10,443
Changes in operating assets and liabilities
Accounts receivable	(627)	(3,966)
Inventory	2,998	38,699
Other current assets	(5,134)	-
Accounts payable and accrued expenses	(1,841,398)	(51,820)
Accrued interest payable	(332,903)	70,483

Net cash flows from operating activities	(3,016,064)	(434,827)

Cash Flows From Investing Activities
Advances to SGPF, LLC	(10,446)	-
Purchases of property, equipment and intellectual property	(105,477)	(4,791)

Net cash flows from investing activities	(115,923)	(4,791)

Cash Flows From Financing Activities
Collection of notes receivable	2,000,000	-
Proceeds from bank borrowings		395,000
Repayments on bank borrowings	(21,846)	(18,303)
Net repayments on notes payable to and advances from shareholders	(1,559,912)	80,000

Net cash flows from financing activities	418,242	456,697

	.
Net increase (decrease) in cash	(2,713,745)	17,079

Cash at the beginning of the period	6,341,132	59,954

	-
Cash at the end of the period	$3,627,387	$77,033

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$648,623	$262,300

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – INCOME TAXES

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the three months ended March 31, 2008 as a result of the loss in the current period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $12.5 million.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic earnings per share were computed using 13,285,072 shares for the three months ended March 31, 2008 and 10,360,494 shares for the three months ended March 31, 2007. Neither period reflected any changes in the number of shares outstanding. The basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company has net losses for the periods presented, there is no dilutive effect and the basic and diluted loss per share are the same for all periods presented.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarified the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS, (Continued)

ultimate settlement. This accounting standard was effective for fiscal years beginning after December 15, 2006. The effect of adopting FIN 48 did not have a material effect on our financial position and results of operations. The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2007.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. We are continuing to evaluate the desirability of adopting SFAS No. 159. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 141(R) and SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company has not yet concluded what impact these new standards will have, if any, on its Financial Statements.

NOTE 5 – ACQUISITIONS

On January 10, 2007 the Company completed the acquisition of Vacumate, LLC, contemplated in the prior year financial statements. The old MedPro shareholders received 40% of the shares they previously held in a

NOTE 5 – ACQUISITIONS, (Continued)

reverse split of the Company’s shares and the Vacumate, LLC members received 60% of the old MedPro shares previously held by the existing MedPro shareholders immediately prior to a reverse split.

On December 28, 2007 the Company completed a reverse merger takeover of DentalServ.com, a publicly traded Nevada corporation with nominal assets and no operations. It was formerly listed as DSRV on the OTCBB (over the counter bulletin board). MedPro survived the merger for accounting purposes. Accordingly, these financial statements reflect the historical operations of MedPro pre-merger except that the capital structure is that of DentalServ, the legal acquirer. DentalServ’s financial activity after the merger has been reflected in the Company’s financial statements. The combined entity is listed as MPSP on the OTCBB.

NOTE 6 – INVENTORY

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

NOTE 7 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities in which they exert significant control over. They are comprised of the following:

	March 31,	December 31,
	2008	2007

Short term advances with no stated terms
settled in the ordinary course of business	$6,116	$6,116

Demand and promissory notes with varying
interest rates	1,093,333	2,653,245

	$1,099,449	$2,659,361

Short term advances consisted of $6,116 for both March 31, 2008 and December 31, 2007, which were due to various related parties including a company controlled by the Company Chairman for unsettled advances and services.

At December 31, 2007 the promissory notes generally contained interest rates ranging to 20% per annum plus penalty interest when they reached maturity and remained unpaid. At December 31, 2007 they included $110,000 in notes that by their terms were convertible at approximately $3.70 per share. During 2007, several convertible note holders exchanged debt and accrued interest totaling $309,980 for 216,347 shares of the pre-DentalServ merger common stock of the Company. There was $200,000 of notes payable to a former director of pre-merger MedPro. During 2007, $100,000 of those notes was paid and the balance of $100,000,

NOTE 7 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS, (Continued)

plus accrued interest, was paid in early 2008. The notes were non-interest bearing until July 1, 2007 at which time interest was accrued at 6% per annum. As of December 31, 2007 the Company had accrued but unpaid interest on this note of $3,000 reflected on its financial statements. The unpaid accrued interest and 2008 accruals were paid in full on this note in the first quarter of 2008. The only remaining shareholder debt at March 31, 2008 consisted of notes and accounts payable to the Company’s Chairman or related entities totaling $993,616, $45,833 of accrued fees to the Company COO, Walter Weller, and $60,000 payable to Vision assumed from pre-merger DentalServ.com.

At December 31, 2007 the Company owed Baton Development, Inc. $74,912, Wayne Wellman, a shareholder $25,000, and had accrued, but unpaid compensation payable to its Chairman and its Chief Operating Officer totaling $133,333. Since December 31, 2007 the $74,912 was paid to Baton Development, Inc. and $25,000 was paid to Wayne Wellman.

At December 31, 2007, the balance of the promissory notes was represented by a $2,150,000 note to a company controlled by the Company’s Chairman as described in Note 8. Interest on $2,000,000 of the outstanding principal balance was calculated at 6.0%, beginning on January 1, 2007, on the then unpaid principal balance. As of December 31, 2007 the Company had accrued $120,000 of interest on this promissory note. Principal and all accrued interest on the note must be repaid on the date the Company completes an equity or debt financing resulting in gross proceeds to the Company of at least $6,000,000. The note also allows for various penalty provisions in the form of additional interest, as defined in the note, if all principal and accrued interest is not repaid by December 31, 2007. The note is callable if not repaid by December 31, 2008. During 2008 and based upon a use of proceeds schedule agreed between the Company and the Preferred investors, the Company has retired all of the accrued interest and $1,250,000 of this note. Interest is being paid monthly in 2008.

NOTE 8 – RELATED PARTY TRANSACTIONS

The $900,000 remaining balance of the demand note payable discussed in Note 7 above is to CRM Development Company (“CRM”) an entity that is owned by the Company’s Chairman, and CEO. The note originated on September 1, 2006 as part of a corporate debt restructuring of the Company. CRM has continually loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building owned by a partnership in which the Chairman is a partner. CRM agreed to forgive amounts otherwise owed or accruable to it under its loan agreements with the Company in exchange for 1,340,765 post split/post-merger shares of common stock valued at $1,822,805 and a promissory note payable from the Company in the amount of $2,000,000. The Company recognized a gain of $1,294,526 in connection with the debt forgiveness from CRM. During 2007 an additional $150,000 was loaned by CRM to the Company.

In addition to the transactions discussed above and in Note 7, the Company incurred interest expense on the indebtedness to shareholders totaling approximately $19,000 for the three months ended March 31, 2008 and $78,000 for three months ended March 31, 2007. Accounts payable to officers and employees of the Company totaled approximately $139,000 at March 31, 2008 and $195,000 at December 31, 2007.

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity. The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning March 6, 2008, the date of execution. The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement. The agreement also contains certain fees for future capital transactions. Warren Rustand, a Director of the Company, is a principal of SC Capital Partners, LLC.

NOTE 9 – LONG-TERM DEBT

Long-term debt at March 31, 2008 and December 31, 2007 consists of the following:

	2008	2007

Payable to Fifth Third Bank, Term Loan, interest
payable at prime plus 2%, monthly payments of
$138,889 beginning June 2008, maturing
August 1, 2011,collateralized by an assignment of
intellectual properties	$5,000,000	$5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit,
Interest at prime plus 2%, payable monthly beginning
in April 2007, due August 1, 2008	1,492,500	1,492,500

Payable to Whitaker Bank, Draw Loan, interest payable
at 7.5% monthly payments of principal and interest of
$10,000 due through July 23, 2010, secured by certain
inventory of the Company and personally guaranteed by
the Company’s Chairman, CFO and two other shareholders	412,935	434,781

	6,905,435	6,927,281
Less: Current Portion	2,701,802	2,358,089

Long-term portion	$4,203,633	$4,569,192

The revolving line of credit, as amended in March 2007, permits the Company to draw up to $1,500,000.

At December 31, 2007, the Company was not in compliance with certain financial covenants under its loan agreement with Fifth Third Bank which the Bank agreed to waive for twelve months following December 31, 2007.

Maturities of long-term debt are summarized as follows for each twelve month period ended March 31:

2009	$1,531,439
2010	1,646,498
2011	1,025,696

$4,203,633

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $.01 per share. At March 31, 2008 and December 31, 2007, the Company had 13,285,072 shares of Common Stock outstanding and 6,668,229 Series A Convertible Preferred Stock outstanding. In addition, warrants to purchase 25,888,184 shares of common stock were outstanding at both March 31, 2008 and December 31, 2007. The Company issued the Series A Convertible Preferred Stock and warrants as a result of a private placement to institutional investors completed on December 28, 2007.

NOTE 10 – SHAREHOLDERS’ EQUITY, (Continued)

The reverse takeover merger with Dentalserv.com was a condition to the purchase of MedPro’s preferred stock and stock purchase warrants by Vision Opportunity Master Fund, Ltd (Vision Fund) and three Sands Brothers Venture Capital Funds (Sands Funds) under the terms of the preferred stock purchase agreement with these institutional investors.

The Vision Fund and the Sands Funds were issued a total of 6,668,229 shares of Series A Convertible Preferred Stock in the private placement. The Series A Convertible Preferred Stock has 5% cumulative dividends, based on the termination value of the preferred at the issue date, in the event of liquidation, dissolution and certain other events. The Preferred Stock is also convertible, at the option of the holder, at any time into an equal number of shares of the common stock of the Company. As of March 31, 2008, if the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend of $155,882. This amount has not been recorded in the financial statements.

The Vision Fund and the Sands Funds were also issued 6,668,229 Series “A” and Series “B” warrants for each share of preferred stock issued to them. Both the “A” and “B” Warrants have a five (5) year term for exercise from December 28, 2007. The “A” warrant has an exercise price of $1.81 per share and the “B” warrant is exercisable at $1.99 per share. In addition, the Vision Fund was issued two other Series of warrants. Vision received 5,975,116 “J” warrants exercisable for 5,975,116 common shares at $2.18 per share. These warrants have a twelve (12) month term from December 28, 2007. Vision also received 5,975,116 “C” Warrants, exercisable for 5,976,116 common shares for five (5) years from December 28, 2007, at $2.18 per share. The “C” warrants are only exercisable to the extent of the exercise of the “J” warrants. See Note 12 for details on the valuation of these warrants.

For advisory services in connection with the private placement, SC Capital Partners, LLC was issued a warrant to purchase 533,458 shares of Common Stock for a price of $1.81 per shares. SC Capital’s warrant becomes exercisable only if, and to the extent that, the “A” warrants are exercised. A vendor was also authorized to receive a warrant to acquire 68,036 shares of MedPro for $1.99 per share to be issued when an article regarding MedPro is published in the vendor’s research publication. The research article is expected to be published in the second quarter of 2008.

NOTE 11 – LEASE COMMITMENT WITH RELATED PARTY

The Company leases its office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease with a related party. On January 10, 2007, the Company signed a lease addendum that among other things extended the term of the April 16, 1998 lease. The addendum allowed for an extension of the original lease through August 2012 in accordance with renewal language in the 1998 lease. The addendum also contains two five year extension options. The addendum acknowledged that the Company was in good standing and was not in arrears on lease payments or in default of any provisions within the lease or subsequent addendums. The addendum called for payments of $3,500 each month for the period from January 1, 2007, through July 31, 2007. Monthly lease payments increased to $6,500 beginning August 1, 2007, and continued until January 31, 2008. On and after February 1, 2008 the lease was amended to $6,975 per month ($83,700 per year) for the remainder of the term in connection with an expansion of the rentable square footage to encompass an additional 1,063 of unimproved space that was fit up by the Company in early 2008.

Total lease expense was $20,450 for the three months ended March 31, 2008 and $57,000 for the year ended December 31, 2007.

NOTE 11 – LEASE COMMITMENT WITH RELATED PARTY, (Continued)

Future minimum annual lease payments at March 31, 2008, are as follows:
(12 month periods ended March 31)

2008	$83,700
2009	83,700
2010	83,700
2011	83,700
2012	27,900

$362,700

NOTE 12 – STOCK WARRANTS

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

The Company recorded unearned non-employee compensation for services of $21,885 as of December 31, 2007. Series A through J warrants issued in connection with the $13,000,000 preferred stock offering were

NOTE 12 – STOCK WARRANTS, (Continued)

non-compensatory as they were associated with the initial capital raise and would yield approximately $51.4 million if all are exercised.

We have considered FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments in accounting for the conversion feature embedded within the preferred stock. Based on an analysis of this accounting literature, the Company believes that the embedded conversion option would be separately accounted for as a derivative liability from the preferred stock since it can only be settled in shares of the Company’s own stock.

The Company recorded a deemed dividend in accordance with this guidance in the amount of $3,975,120 by increasing the retained deficit and increasing additional paid in capital. This amount was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants.

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

NOTE 13 – SUBSEQUENT EVENT

MedPro recently determined to cease offering Safe-Mate as part of its product portfolio, effective as of May 14, 2008. Safe-Mate has not generated material revenue during the time MedPro marketed the product, and the Company concluded Safe-Mate no longer presents a sustainable opportunity moving forward. All of the products that MedPro currently has under development or is planning for the future incorporate passive safety designs. As a result of Safe-Mate’s non-passive design and limited sales, the Company has decided to focus on what it now views as its core technology and technological distinction in the sharps risk reduction marketplace. The Company is currently in the process of determining the salvage value, if any, of the inventory with a current carrying value of approximately $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This item analyzes our financial condition, change in financial condition and results of operations. This section should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report.

Cautionary Note Regarding Forward-Looking Statements

     This report contains statements about the future expectations, activities and events that constitute forward-looking statements under the Private Securities Litigation Reform Act. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2007 Annual Report on Form 10-K.

     Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We have no duty, and do not intend to, update these statements unless applicable laws require us to do so.

Overview

     MedPro Safety Products, Inc. has developed and acquired a portfolio of medical safety products and technologies incorporating proprietary needlestick prevention functionalities. MedPro currently focuses on developing, producing and distributing passive safety technology in four product segments: Clinical, Phlebotomy, Pharmaceutical, and Intravenous.

     MedPro has generated revenues since 2005 from sales of the Safe-Mate® Dental Safety Needle, a single-patient, multi-injection safety needle designed for the dental market, and the Needlyzer®, a legacy needle disposal device. MedPro discontinued marketing the Needlyzer in 2004, and has subsequently been liquidating its inventory through sales from time to time to a distributor in Africa.

     MedPro recently determined to cease offering Safe-Mate as part of its product portfolio, effective as of the end of the first quarter. Safe-Mate has not generated material revenue during the time MedPro marketed the product, and the Company concluded Safe-Mate no longer presents a sustainable opportunity moving forward. All of the products that MedPro currently has under development or is planning for the future incorporate passive safety designs. As a result of Safe-Mate’s non-passive design and limited sales, the Company has decided to focus on what it now views as its core technology and technological distinction in the sharps risk reduction marketplace.

     MedPro’s financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. MedPro has invested approximately $12 million in its technology to date, including patent, regulatory, compliance, acquisition, and marketing efforts. Our operations are currently funded from the proceeds from sales of securities and borrowing from commercial lenders and related parties.

     MedPro’s strategy for the next 24 months focuses on completing the steps necessary to commence distribution of four additional products in three related product sectors. MedPro plans to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. MedPro has entered into one such agreement for one model of its blood collection devices and is negotiating the terms of distribution arrangements with respect to a second model. In addition, MedPro is discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with a unique “anti-blunting” feature and a prefilled pharmaceutical safety syringe. MedPro’s product development plans also include a needleless intravenous line based on patents and designs it controls.

Critical Accounting Estimates and Judgments

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, inventory valuations for slow moving items, recoverability of intangible assets and the recovery of deferred income tax assets.

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

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

     MedPro recorded a loss of $(865,194) for the three months ended March 31, 2008, as compared to a loss of $(489,202) for the three months ended March 31, 2007. Losses from operations were $(796,682) for the first quarter of 2008 and $(352,319) for the first quarter of 2007. The net losses for these periods included net other expense of $(68,512) for 2008 and $(136,883) for 2007.

     The most substantial differences between 2008 and 2007 in losses from continuing operations were increases in professional and insurance costs, payroll costs, travel expenses and other general and administrative expenses. Professional and insurance costs increased $243,615 over the same period in 2007 primarily from patent work, FDA compliance, SEC compliance, and the addition of appropriate insurance coverage. General and administrative costs increased $60,142 reflecting numerous across the board increases in support expenses as a result of increased activity and additional staff added in late 2007. Payroll costs increased due to the addition of three full time employees in 2008 versus 2007. Travel expenses are up reflecting increased Board of Directors’ travel costs and heightened activity with customers and suppliers. In connection with the discontinuance of our Safe-Mate product, we anticipate an expense of up to $50,000 during the second quarter to write down remaining inventory.

     Sales for 2008 were $17,028 compared to $14,276 for the three months ended March 31, 2007, principally due to sales of the Safemate® device. The gross margins for the product sales during 2008 and 2007 were as follows:

	March 31, 2008		March 31, 2007

	$	%	$	%

Sales	$17,028	100.0%	$14,276	100.0%
Cost of sales	3,350	19.7%	2,791	19.6%
Gross margin	$13,678	80.3%	$11,485	80.4%

     Total operating expenses were $810,360 during the first quarter of 2008 compared to $363,804 for the same period in 2007. The $445,556 increase during 2008 reflected the renewed activity in product development for the Vacu-Mate blood collection device, higher salary expense, more significant travel costs, and higher professional fees in connection with the new product and SEC compliance costs. Other income and expenses in both periods included interest income of $31,645 and $45 for 2008 and 2007, respectively, and miscellaneous income of $410 and $78,597 in 2008 and 2007, respectively. The March 31, 2008 operations statement also included $65,152 of income from the settlement of an old, long outstanding vendor liability for less than the amount reflected on our prior year balance sheet. Interest expense declined from $215,523 in the first quarter or 2007 to $165,719 for the first quarter of 2008. This was primarily due to the pay off of shareholder notes after December 28, 2007. Combined operating and other net expenses totaled $878,872 and $500,687 for the periods ended March 31, 2008 and 2007, respectively.

     Total assets were $11,640,077 as of March 31, 2008 and $16,261,328 as of December 31, 2007. The $4,621,251 decrease in total assets reflected the reduction of total liabilities of $3,756,057 during the first quarter of 2008. MedPro paid off or compromise accounts payable, accrued interest and shareholder debt of $3,734,211 during the first quarter of 2008. The additions to fixed assets in the first quarter of 2008 included office leasehold improvements for an additional 1,000 square feet of office and conference space of $54,867 and new equipment, computers and furniture totaling $50,611. Of the total, $29,977 related to furniture and computers and the balance of $20,635 were additions to manufacturing equipment. Finally, MedPro collected the $2,000,000 note from Vision on February 29, 2008 in connection with the Preferred Shares purchased in

December 2007. Out of these proceeds the Company paid $160,000 in accrued costs to raise the capital to SC Capital Partners, LLC, a company affiliated with one of our Directors. These costs were recorded in 2007.

     Total liabilities decreased by $3,756,057 to $8,526,281 as of March 31, 2008 from $12,282,338 as of December 31, 2007. The decrease in debt was a result of the use of proceeds from the capital raised in late 2007 to pay off accumulated liabilities from 2007. These payments were anticipated in our use of proceeds disclosed in connection with that transaction. In 2007 we entered into a new bank loan and line of credit, replacing existing debt and partially funding current operating losses, in the amounts of $5,000,000 in term debt and $1,500,000 ($1,492,500 outstanding at December 31, 2007) in a working capital line. These amounts are still outstanding at March 31, 2008. Other bank debt has been paid down by $21,846 in the first quarter of 2008 and has a remaining balance of $412,935.

     The accumulated deficit increased to $(23,278,126) as of March 31, 2008 compared to $(22,412,932) as of as of December 31, 2007, due to the net effect of 2008 first quarter operating loss of $(865,194).

     In addition, as a result of further analysis and with the concurrence of our outside auditors, we increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective December 28, 2007. This represents the impact of the value of the embedded conversion feature associated with the preferred shares calculated on the basis of the relative value of the preferred stock and the detachable warrants. The resulting implied cost for the 6,668,229 shares of the preferred stock was $1.21 per share versus the $1.81 expected value at December 28, 2007. The actual difference of $0.596128297 ($0.60 rounded) for 6,668,229 shares resulted in an intrinsic value of $3,975,120 for the embedded conversion feature. This amount would normally be amortized over the period between the issue date and the conversion date, but since conversion was available as of the date of issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

Liquidity and Capital Resources

     Net proceeds from the sale of the Series A Stock and warrants totaled $11,593,000 after payment of the placement fee and offering expenses. Of the $13,000,000 purchase price, $2,000,000 was in the form of a promissory note from Vision, which was paid in full on February 29, 2008. Immediately after the merger, MedPro used approximately $3,000,000 of the net proceeds to repay a $1,000,000 bridge loan from Vision, repay the current portion of shareholder loans, and pay financing fees to our bank. The net proceeds from the private placement will provide working capital and the principal source of funding for MedPro’s operations through December 31, 2008. We had $3,626,000 in cash at March 31, 2008. Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of the blood collection product we expect to launch in the late third or early fourth quarter 2008, the exercise of stock purchase warrants that expire in 2008 for cash totaling approximately $13.0 million, and the commitment for funding made by our Chairman.

     We have entered into an agreement with a worldwide medical products company for distribution of our tube-activated blood collection system. The agreement continues for five years from the date we make an initial commercial shipment of the product, during which time the distributor has agreed to purchase a minimum annual quantities of the product totaling 110 million units over five years. To make the initial commercial shipment we must complete product tests for receipt of final FDA 510(k) clearance and finalize our production arrangements. Assuming we make the initial commercial shipment by the fourth quarter of 2008, as we currently anticipate, we estimate making shipments that would generate revenues of $210,000 under the agreement through the end of 2008. Our agreement requires our distributor to purchase a minimum of $1.4 million of the product during the first full year of commercial shipments. Events that delay the shipment of product by October 1, 2008, would delay our receipt of revenues and adversely affect our results of operations.

     Our current credit agreement includes a $ 5 million term loan and a $1.5 million revolving line of credit. As of March 31, 2008 and December 31, 2007, the amount payable for the revolving line of credit was

$1,492,500 and amount payable for the term note was $5,000,000. Our indebtedness under the credit agreement bears interest at the prime rate plus 2%. The revolver matures on August 1, 2008, and payments of interest are due monthly. The term loan matures on May 1, 2011. We also pay interest monthly on the term loan, and monthly principal payments of approximately $139,000 will begin in June 2008.

     We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors through the end of 2008 will require approximately $4,800,000 in addition to our cash on hand. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations. In addition, on December 31, 2007, we paid $3,000,000 to acquire an option for an exclusive U.S. distribution rights for products that complement or expand our product portfolio. If we do not reach agreement on the terms of the exclusive rights, the manufacturer must grant us non-exclusive distribution rights or refund the option amount. See “Business—Product Development.”

     We will require additional funding to complete the development of and launch all of the safety products for which we currently own intellectual property rights. In addition, development or production costs may increase beyond the amounts on which we have based our current funding assumptions. If we cannot find sources of additional funds on reasonable terms, we may be forced to limit our product development plans, which could adversely affect our efforts to achieve profitability and to continue our business.

     The purchasers of the Series A Stock and warrants have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights. One of our Series A Stockholders holds stock purchase warrants that expire at the end of 2008, and we have discussed with that stockholder exercising the warrants for cash, which would raise approximately $13,000,000 if exercised in full. We have no assurance that the stockholder would do so and any such exercise may depend on the then-prevailing trading price for MedPro common stock.

     Medical supply companies who distribute our products are another potential source of funding for us. We have discussed this possibility with potential distribution partners for our products, but have no commitments for any such financing.

     Although we plan to continue to outsource our developmental and manufacturing resource needs, we also plan to expand our in-house capabilities. We expect to employ a senior product development manager and project engineer to direct the development of our portfolio of products and to work directly with our external product development firm. This will allow our current management personnel to focus on production and marketing as our products complete the regulatory approval process and distribution can begin.

     During the next year, we expect to add additional administrative support personnel and infrastructure as necessary to support the planned expansion of our operations. MedPro will need to add personnel and substantially increase the related administrative expenses to continue product development, increase sales and marketing activities, and comply with periodic reporting and internal control requirements. We have purchased computer systems and related equipment for approximately $90,000 to support our data and communications requirements. In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $29,000 over the next twelve months. MedPro has also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of its blood collection product.

     We anticipate spending a minimum of $300,000 through the end of 2008 for legal, accounting and other compliance-related expenses arising from MedPro’s reporting and other obligations under the Securities Exchange Act and its commitment during the six months following the merger to register shares beneficially owned by the holders of the Series A Stock and warrants for possible resale under the Securities Act of 1933. In addition, under the terms of its stock purchase agreement with our Series A Stockholders, MedPro has committed to spend $240,000 for investor relations and corporate marketing activities during the twelve months following the merger.

     While we expect MedPro to realize significant revenue from the launch of the first of two models of the blood collection product, the amount of revenue realized in 2008 will depend upon our ability to procure regulatory approval and other factors that could delay the launch. MedPro will also continue to develop products from its portfolio. As a result, we do not expect MedPro to show earnings from operations in the current fiscal year, or over the next twelve months. We believe there is a well defined market for MedPro’s products, and supported by Federal Needlestick Safety and Prevention Act, which requires the use of products similar to those MedPro is developing. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities over the past two years, general interest in the skin activated product, and our existing minimum volume distribution contract. At current production cost estimates, we expect MedPro to have operating margins of approximately 40%, although margins could be adversely affected by continued increases in the cost of necessary raw materials used. We will monitor MedPro’s cash flow carefully and will maintain limited, but necessary, employment levels required to sustain operations.

     Our current sales estimates are exclusively for product sales in the United States. We do not anticipate revenue from the marketing of the tube activated blood collection device in Europe, although its distributor has received preliminary favorable interest from pre-launch marketing and demonstration activities. Our ability to generate future European and other foreign sales will depend upon applicable regulatory approvals for MedPro’s products in Europe.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. Our bank indebtedness is priced at interest rates geared to the Prime Rate.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings as of this date.

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A – Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

May 15, 2008	By: /s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

May 15, 2008	By: /s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial
Officer and Chief
(Principal Financial and Accounting
Officer)