Form 10-Q
period 2008-06-30
MedPro Safety Products, Inc.
filed 2008-08-14
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-49768

MEDPRO SAFETY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

817 Winchester Road, Suite 200, Lexington, KY	40505
(Address of principal executive offices)	(Zip Code)

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

13,285,072 shares of Common Stock were outstanding at June 30, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of June 30, 2008 and December 31, 2007

Statements of Operations for the three months and six months ended June 30, 2008 and 2007

Statements of Shareholders’ Equity for the six months ended June 30, 2008 and the year ended December 31, 2007

Statements of Cash Flows for the six months ended June 30, 2008 and 2007

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31,2007
ASSETS
Current Assets
Cash	$1,745,391	$6,341,132
Accounts receivable	17,670	22,801
Note Receivable — Vision Opportunity Master Fund, Ltd	—	2,000,000
Inventory	550,041	545,956
Due from SGPF, LLC	36,555	24,089
Other current assets	49,946	2,026

Total current assets	2,399,604	8,936,004

Property and Equipment
Equipment and tooling	1,109,809	1,040,750
Leasehold improvements	107,181	44,764
Computers, network and phones	99,920	90,800
Furniture and fixtures	75,051	40,628
Trade show booth	7,341	7,341

	1,399,302	1,224,283

Less: accumulated depreciation	139,175	105,662

Property and equipment, net	1,260,127	1,118,621

Other Assets
Intangible assets	3,067,441	3,067,442
Conditional license agreement	3,000,000	3,000,000
Deferred financing costs	118,375	139,261

Total other assets	6,185,816	6,206,703

Total assets	$9,845,547	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31,2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$372,249	$2,156,147
Accrued interest payable	50,762	539,549
Current portion of long term debt	3,259,353	2,358,089
Notes payable to and advances from shareholders	514,009	2,659,361

Total current liabilities	4,196,373	7,713,146

Long-Term Liabilities
Notes payable — long term portion	3,490,771	4,569,192

Total liabilities	7,687,144	12,282,338

Shareholders’ Equity
Preferred stock
$.01 par value; 10,000,000 shares authorized;
6,668,229 shares issued and outstanding, liquidation
preference of $305,130 and $4,975	66,682	66,682

Common stock
$.001 par value; 90,000,000 shares authorized;
13,285,072 shares issued and outstanding	13,285	13,285

Additional paid-in capital	26,333,840	26,333,840
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(24,233,519)	(22,412,932)

Total shareholders’ equity	2,158,403	3,978,990

Total liabilities and shareholders’ equity	$9,845,547	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months Ended June 30, 2008 (Unaudited)	For the Three Months Ended June 30, 2007 (Unaudited)	For the Six Months Ended June 30, 2008 (Unaudited)	For the Six Months Ended June 30, 2007 (Unaudited)

Sales
Needlyzer	$—	$3,140	$1,180	$4,528
Safe-Mate	2,114	23,877	18,373	37,132

Total sales	2,114	27,017	19,553	41,661

Cost of Goods Sold	7,430	3,969	10,781	6,760

Gross profit	(5,316)	23,048	8,772	34,901

Operating Expenses
Salaries, wages, and payroll taxes	274,008	63,289	492,392	114,966
Product development costs	21,835	92,192	59,604	161,622
Professional and insurance	204,933	145,511	482,848	196,509
General and administrative	141,774	143,268	289,425	221,016
Travel and entertainment	106,818	15,975	197,152	45,978
Inventory adjustments	42,445	—	42,445	34,987
Depreciation and amortization	28,205	1,488	54,399	2,977

Total operating expenses	820,017	461,724	1,618,265	778,055

Loss from operations	(825,333)	(438,675)	(1,609,493)	(743,154)

Other Income (Expenses)
Interest expense	(142,014)	(230,470)	(307,734)	(445,993)
Income from debt forgiveness	—	—	65,152	65,152
Interest income	11,854	11	43,499	56
Other	100	(20,162)	(12,012)	(55,069)

Total other income (expenses)	(130,060)	(250,621)	(211,094)	(435,853)

Provision for income taxes	—	—	—	—

Net loss	$(955,394)	$(689,296)	$(1,820,587)	$(1,179,007)

Net Loss per share
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.14)	$(0.11)

Shares used in computing earnings per share
Weighted average number of shares
outstanding - basic and diluted	13,285,072	10,515,700	13,285,072	10,616,193

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the six months ended June 30, 2008 and the year ended December 31, 2007

	Common Stock		Preferred Stock		Unearned Compensation	Additional Paid-In Capital	Accumulated Deficiency	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	10,360,494	$10,361	—	—	—	$9,753,801	$(15,185,213)	$(5,421,051)
Common shares issued in conversion of debt	216,347	216	—	—	—	309,764	—	309,980
Common shares issued to Jacobsen	7,641	8	—	—	—	(8)	—	—
Common shares issued for cash	700,272	700	—	—	—	749,300	—	750,000
Common shares of DentalServ.com
Corporation Shareholders assumed in the merger	1,406,387	1,406	—	—	—	(1,406)	—	—
Preferred shares and warrants issued for cash, net of
issuance costs of $2,482,355, including the
$1,075,015 worth of common shares issued	—	—	6,668,229	66,682	—	10,450,963	—	10,517,645

Common shares issued in connection with
issuance costs of Preferred Stock	593,931	594	—	—	—	1,074,421	—	1,075,015
Common shares issued for future services	—	—	—	—	(21,885)	21,885	—	—
Deemed dividend on imbedded conversion
feature in Preferred Stock	—	—	—	—	—	3,975,120	(3,975,120)	—
Net loss	—	—	—	—	—	—	(3,252,599)	(3,252,599)

Balance, December 31, 2007	13,285,072	13,285	6,668,229	66,682	(21,885)	26,333,840	(22,412,932)	3,978,990
Net loss through June 30, 2008							(1,820,587)	(1,820,587)

Balance, June 30, 2008	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$26,333,840	$(24,233,519)	$2,158,403

See notes to financial statements.

MedPro Safety Products, Inc.
Statement of Cash Flows
For the six months ended June 30, 2008 and 2007

	For the Six Months Ended June 30, 2008 (Unaudited)	For the Six Months Ended June 30, 2007 (Unaudited)

Cash Flows From Operating Activities
Net loss	$(1,820,587)	$(1,179,007)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	33,513	2,977
Amortization of financing costs	20,886	—
Changes in operating assets and liabilities
Accounts receivable	5,132	(8,982)
Inventory	(4,086)	(35,354)
Other current assets	(47,921)	45,654
Accounts payable and accrued expenses	(1,783,899)	(22,968)
Accrued interest payable	(338,786)	(4,338)

Net cash flows from operating activities	(3,935,749)	(1,202,018)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	(12,466)	—
Purchase of intangible assets	—	(4,791)
Purchases of property, equipment and intellectual property	(175,017)	(70,000)

Net cash flows from investing activities	(187,483)	(74,791)

Cash Flows From Financing Activities
Shares issued for cash	—	500,000
Collection of notes receivable	2,000,000	—
Proceeds from bank borrowings	—	1,029,000
Payment of bank fees	(150,000)	—
Repayments on bank borrowings	(177,157)	(39,729)
Net repayments on notes payable to and advances from shareholders	(2,145,352)	(250,000)

Net cash flows from financing activities	(472,509)	1,239,271

Net increase (decrease) in cash	(4,595,741)	(37,538)

Cash at the beginning of the period	6,341,132	59,954

Cash at the end of the period	$1,745,391	$22,416

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$796,521	$600,330

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 and the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

No income tax benefit (expense) was recognized for the three months ended June 30, 2008 or the six months ended June 30, 2008 as a result of the losses in these periods and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $14 million.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic earnings per share were computed using weighted average shareholdings for the three and six months ended June 30, 2008 of 13,285,072 and for the three and six months ended June 30, 2007 of 10,515,700 and 10,616,193, respectively. There were no new shares issued in 2008. During 2007 the Company issued 707,913 shares in five separate transactions on May 10, 2007. The basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company has net losses for the periods presented, there is no dilutive effect and both the basic and diluted losses per share are the same for all periods presented.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS, (Continued)

noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 141(R) and SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company has not yet concluded what impact these new standards will have, if any, on its Financial Statements.

NOTE 5 – BUSINESS COMBINATIONS

On January 10, 2007 MedPro completed its merger with Vacumate, LLC. The merger had been agreed to in principle by MedPro’s Board of Directors and the members of Vacumate, LLC on August 24, 2006 and was ratified by the MedPro shareholders in January 2007. In the transaction, Vacumate LLC merged into MedPro in a manner that gave the equity owners of each company value in the combined company equivalent to the value held in each of the predecessor companies. In the merger:

  the ownership units of Vacumate LLC held by owners other than MedPro converted automatically into shares of MedPro representing 60% of the common stock of the combined company; and

  the shares of MedPro issued and outstanding immediately before the merger were reduced to 40% of the common stock of the combined company.

On December 28, 2007 the Company completed a reverse merger takeover of DentalServ.com (“DRSV”), a publicly traded Nevada corporation with nominal assets and no operations. The reverse takeover merger was a condition to the purchase of MedPro preferred stock and stock purchase warrants by four institutional investors for $13 million. On that date, the following transactions occurred concurrently:

  MedPro, a Delaware corporation, merged into DSRV. The combined company issued 11,284,754 of its common shares to former MedPro shareholders in the merger and 593,931 common shares as a financial advisory fee. The combined company, a Nevada corporation, changed its name from “Dentalserv.com” to “MedPro Safety Products, Inc.”

  Four investment funds purchased $13 million of newly issued shares of Series A Convertible Preferred Stock and warrants to purchase our common stock. The Company received approximately $11.6 million in net cash proceeds from the sale of these securities.

These transactions were accounted for as capital transactions in which the Company issued:

  1,406,387 shares of common stock to the DRSV shareholders for the net monetary assets of the shell corporation;

  6,668,229 shares of convertible preferred stock and warrants to purchase 25,820,150 common shares to the investors for $13,000,000; and

  593,931 shares of common stock and warrants to purchase 533,458 shares of common stock and also paid $1,040,000 in cash as an advisory fee.

DRSV’s financial activity after the merger has been reflected in the Company’s financial statements. The combined entity is listed as MPSP on the Over the Counter Bulletin Board (OTCBB.com).

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

The Company has discontinued the sale of its other legacy product, Safemate™ as of the second quarter 2008. All remaining inventory was scrapped and has been written off. The Company recorded a $42,445 charge to earnings.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual property (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices. To date, none of the existing patents have been commercially exploited. The Company expects the Vacu-Mate™ patents to begin producing revenue December 2008. These various patents include Vacu-Mate™ Skin and Tube models with a cost of $2,525,425 and the Key-Lok™ patent at $489,122. Other non amortizable intangibles total $52,894.

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year.

Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on June 30:

Period	Amount
6/30/09	$336,405
6/30/10	$595,769
6/30/11	$637,741
6/30/12	$602,909
6/30/13	$602,909

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities they control. They are comprised of the following:

	June 30, 2008	December 31, 2007
Short term advances with no stated terms
settled in the ordinary course of business	$ —	$ 6,116

Demand and promissory notes with varying
interest rates	514,009	2,653,245

	$514,009	$ 2,659,361

Short term advances consisted of $6,116 for December 31, 2007, which were amounts due to various related parties including a company controlled by the Company Chairman for unsettled advances and services.

The promissory notes bear interest at rates of up to 20% per annum, plus penalty interest when they reached maturity and remained unpaid. At December 31, 2007 they included $110,000 in notes that by their terms were convertible at approximately $3.70 per share. During 2007, several convertible note holders exchanged debt and accrued interest totaling $309,980 for 216,347 shares of the Company’s common stock (as adjusted to reflect the subsequent DentalServ merger). During 2007, $100,000 of $200,000 in notes payable to a former director of pre-merger MedPro was paid and the balance of $100,000, plus accrued interest, was paid in early 2008. The notes were non-interest bearing until July 1, 2007, at which time interest was accrued at 6% per annum. As of December 31, 2007 the Company had accrued but unpaid interest on this note of $3,000 reflected on its financial statements. The unpaid accrued interest, 2008 interest accruals and principal were paid in full on this note in the first quarter of 2008.

The only remaining shareholder debt at June 30, 2008 consisted of notes and accounts totaling $408,176 payable to the Company’s Chairman or entities he controls, $45,833 of accrued fees owed to the Company COO, Walter Weller, and $60,000 payable to Vision assumed from pre-merger DentalServ.com.

At December 31, 2007 the Company owed $74,912 to Baton Development, Inc., and $25,000 to Wayne Wellman, a shareholder. These were repaid in 2008. At December 31, 2007 the Company had accrued, but unpaid compensation payable to its Chairman and its Chief Operating Officer totaling $133,333.

The balance of the promissory notes at December 31, 2007, was a note in the principal amount of $2,150,000 payable to CRM Development Company (“CRM”), a company controlled by the Company’s Chairman. As of December 31, 2007 the Company had accrued $120,000 of interest on this promissory note. Principal and all accrued interest on the note is due on the date the Company completes an equity or debt financing resulting in gross proceeds to the Company of at least $6,000,000. On January 1, 2007, the outstanding principal balance of the note (then $2,000,000) began to bear interest at an annual rate at 6.0%. During 2007, CRM loaned an additional $150,000 to the Company. Penalty provisions provide for the payment of an additional 10% of interest on the principal balance if the note is not repaid by December 31, 2007, and an additional 5% of interest every sixty days thereafter. The note is callable if not repaid by December 31, 2008. During 2008 and based upon a use of proceeds schedule agreed between the Company and the Preferred investors, the Company has retired all of the accrued interest and $1,829,324 of this note. Interest is being paid monthly in 2008.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2008, the remaining balance of the demand note payable to CRM discussed in Note 8 above was $320,676. The CRM note was issued on September 1, 2006 as part of a corporate debt restructuring of the Company. Prior to the restructuring, CRM had continually loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building owned by a partnership in which the Company’s Chairman is a partner. CRM agreed to forgive amounts otherwise owed or accruable to it under its loan agreements with the Company in exchange for 1,340,765 shares of common stock (as adjusted to reflect the subsequent DentalServ merger) valued at $1,822,805 and a promissory note payable from the Company in the amount of $2,000,000. The Company recognized a gain of $1,294,526 in connection with the debt forgiveness from CRM. During 2007, CRM loaned an additional $150,000 to the Company.

In addition to the transactions discussed above and in Note 8, the Company incurred interest expense on the indebtedness to shareholders totaling $14,779 for the three months ended June 30, 2008, $35,078 for the six months ended June 30, 2008, $54,855 for three months ended June 30, 2007 and $109,711 for the six months ended June 30, 2007. Total accounts payable to officers and employees of the Company, including accrued management fees of $133,333 in both periods, totaled approximately $306,676 at June 30, 2008 and $349,664 at December 31, 2007.

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

NOTE 10 – LONG-TERM DEBT

Long-term debt at June 30, 2008 and December 31, 2007 consists of the following:

	2008	2007
Payable to Fifth Third Bank, Term Loan, interest
payable at prime plus 2%, monthly principal payments
of $138,889 beginning June 2008, maturing
August 1, 2011, collateralized by an assignment of
intellectual properties	$ 4,861,111	$ 5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit,
Interest at prime plus 2%, payable monthly beginning
in April 2007, due November 1, 2008	1,498,475	1,492,500

NOTE 10 – LONG-TERM DEBT, (Continued)

Payable to Whitaker Bank, Draw Loan, interest payable
at 7.5% monthly payments of principal and interest of
$10,000 due through July 23, 2010, secured by certain
inventory of the Company and personally guaranteed by
the Company’s Chairman, CFO and two other shareholders	390,538	434,781

	6,750,124	6,927,281

Less: Current Portion	3,259,353	2,358,089

Long-term portion	$ 3,490,771	$ 4,569,192

The revolving line of credit, as amended in March 2007, permits the Company to draw up to $1,500,000.

At December 31, 2007, the Company was not in compliance with certain financial covenants under its loan agreement with Fifth Third Bank, which the Bank agreed to waive for twelve months following December 31, 2007.

Maturities of long-term debt are summarized as follows for each twelve month period ended June 30:

2009	$3,259,347
2010	1,767,868
2011	1,636,835
2012	86,074

$6,750,124

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $.01 per share. At June 30, 2008 and December 31, 2007, the Company had 13,285,072 shares of Common Stock outstanding and 6,668,229 Series A Convertible Preferred Stock outstanding. In addition, warrants to purchase 25,888,184 shares of common stock were outstanding at both June 30, 2008 and December 31, 2007. The Company issued the Series A Convertible Preferred Stock and warrants as a result of a private placement to institutional investors completed on December 28, 2007.

The reverse takeover merger with Dentalserv.com was a condition to the purchase of MedPro’s preferred stock and stock purchase warrants by Vision Opportunity Master Fund, Ltd (Vision Fund) and three Sands Brothers Venture Capital Funds (Sands Funds) under the terms of the preferred stock purchase agreement with these institutional investors.

The Vision Fund and the Sands Funds were issued a total of 6,668,229 shares of Series A Convertible Preferred Stock in the private placement. The Series A Convertible Preferred Stock has 5% cumulative dividends, based on the termination value of the preferred at the issue date, payable in the event of liquidation, dissolution and certain other events. The Preferred Stock is also convertible, at the option of the holder, at any time into an equal number of shares of the common stock of the Company, subject to adjustment.

NOTE 11 – SHAREHOLDERS’ EQUITY, (Continued)

As of June 30, 2008, if the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend of $305,130. This amount has not been recorded in the financial statements.

The Vision Fund and the Sands Funds were also issued 6,668,229 Series “A” and Series “B” warrants for each share of preferred stock issued to them. Both the “A” and “B” Warrants have a five-year term for exercise from December 28, 2007. The “A” warrant has an exercise price of $1.81 per share and the “B” warrant is exercisable at $1.99 per share. In addition, the Vision Fund was issued two other Series of warrants. Vision received 5,975,116 “J” warrants exercisable for 5,975,116 common shares at $2.18 per share. These warrants have a twelve- month term from December 28, 2007. Vision also received 5,975,116 “C” Warrants, which become exercisable for 5,976,116 common shares for five years from December 28, 2007, at $2.18 per share only if and to the extent that the holder exercises the “J” warrants. See Note 13 for details on the valuation of these warrants.

For advisory services in connection with the private placement, SC Capital Partners, LLC was issued a warrant to purchase 533,458 shares of Common Stock for a price of $1.81 per shares. SC Capital’s warrant becomes exercisable only if, and to the extent that, the “A” warrants are exercised. A vendor was also authorized to receive a warrant to acquire 68,036 shares of MedPro for $1.99 per share to be issued when an article regarding MedPro is published in the vendor’s research publication. The research article is expected to be published in the third quarter of 2008.

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

NOTE 12 – LEASE COMMITMENT WITH RELATED PARTY

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

Total lease expense was $41,375 for the six months ended June 30, 2008 and $57,000 for the year ended December 31, 2007.

NOTE 12 – LEASE COMMITMENT WITH RELATED PARTY (cont.)

Future minimum annual lease payments at June 30, 2008, are as follows:
(12 month periods ended June 30)
2009	$83,700
2010	83,700
2011	83,700
2012	83,700
2013	13,950

$348,750

NOTE 13 – STOCK PURCHASE WARRANTS

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

NOTE 13 – STOCK PURCHASE WARRANTS (Continued)

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

NOTE 14 – SUBSEQUENT EVENT

On July 15, 2008, MedPro Safety Products, Inc. entered into two Medical Supply Manufacturing Agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil as well as a worldwide distribution network. The two agreements grant Greiner the right to manufacture, market and distribute MedPro’s Vacu-Mate tube-activated and skin-activated blood collection systems and its winged “butterfly” safety needle system. Each agreement extends for a six-year term from the commencement of initial commercial manufacturing of the applicable product. Greiner agreed to pay MedPro a production royalty per unit on a minimum volume of units of each product over the term of the agreements plus additional cash amounts to acquire the production lines for the products.

The agreement with Greiner for the exclusive right to manufacture, market and distribute our tube-activated blood collection system and our skin activated blood collection device supersedes and replaces our prior distribution agreement with Greiner for the tube-activated blood collection system. Under the new agreement, MedPro must use commercially reasonable efforts to design, construct, complete and successfully test an initial automated production line (“IPL”) for delivery to Greiner at a mutually acceptable date not before March 31, 2009. The IPL includes molds, automation, packaging and associated engineering as required. Greiner will pay MedPro an amount not to exceed $5.1 million for the IPL in three installments, beginning October 1, 2008 with the final payment due March 31, 2009. In addition, MedPro must use commercially reasonable efforts to commence production of a secondary automated production line approximately 24 months after completion of the IPL, depending on volume requirements determined by Greiner. The date for completion and shipment will be determined by the parties. Greiner will pay MedPro an amount not to exceed $3.5 million for the second product line in three installments, the first of which shall be due upon initiation of the design review with Greiner.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay us a production royalty per unit, totaling $33 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

Greiner also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged blood collection set on similar terms. Under the agreement for the winged butterfly product, MedPro must use commercially reasonable efforts to produce an initial design plan for the product,

NOTE 14 – SUBSEQUENT EVENT, (Continued)

including estimate of component costs, production line costs, automation line costs, and a cost estimate of the fully designed product for review and approval by Greiner by October 1, 2008. Upon approval, MedPro will initiate the construction of an automated production line. Greiner will pay MedPro an amount not to exceed $5 million in exchange for the production line for this product. Greiner will make an initial payment of $1 million upon delivery and acceptance of the initial design plan by Greiner on or before October 1, 2008. Thereafter, the balance shall be paid in three equal installments upon the achievement of certain milestones leading to validation of the final production line.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay us a production royalty per unit, totaling $10.8 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

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

Overview

     MedPro Safety Products, Inc. has developed and acquired a portfolio of medical safety products and technologies incorporating proprietary needlestick prevention functionalities. We currently focus on developing, producing and distributing passive safety technology in four product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

     Our strategy for the next 24 months focuses on completing the steps necessary to commence distribution of four products in three related product sectors. Our objective is to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into two such agreements for three of our products. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a needleless intravenous line based on patents and designs we control.

     On December 28, 2007, we completed a reverse takeover merger with Dentalserv, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse takeover merger was a condition to the purchase our Series A Stock and stock purchase warrants by four institutional investors for $13 million under the terms of the preferred stock purchase agreement with them.

On that date, the following transactions occurred concurrently:

  The 5,625,550 shares of DSRV common stock then outstanding were combined into 1,406,387 common shares in a 1-for-4 reverse stock split.

  Our predecessor, a Delaware corporation, merged into DSRV. The combined company issued 11,284,754 of its common shares to former shareholders of our predecessor corporation in the merger and 593,931 common shares as a financial advisory fee. The combined company, a Nevada corporation, changed its name from “Dentalserv.com” to “MedPro Safety Products, Inc.”

  Four investment funds purchased $13 million of newly issued shares of Series A Convertible Preferred Stock and warrants to purchase our common stock. We received approximately $11.6 million in net cash from the sale of these securities, net of offering fees and expenses.

We accounted for these transactions as capital transactions in which we issued:

  1,406,387 shares of common stock to the DRSV shareholders for the net monetary assets of the shell corporation;

  6,668,229 shares of convertible preferred stock and warrants to purchase 25,820,150 common shares to the investors for $13,000,000; and

  593,931 shares of common stock and warrants to purchase 533,458 shares of common stock and also paid $1,040,000 in cash as an advisory fee.

     We valued the warrants according to the Black-Scholes method, based on the assumptions described in Note 10 of the Notes to Financial Statements as of December 31, 2007. We also increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock. The $3,975,120 amount was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

     Historically, we have generated revenues from sales of two products -- the Safe-Mate Dental Safety Needle, a single-patient, multi-injection safety needle designed for the dental market, and the Needlyzer, a legacy needle disposal device. We discontinued marketing the Needlyzer in 2004, and have subsequently been liquidating our inventory through sales from time to time to a distributor in Africa.

     We recently determined to cease offering Safe-Mate as part of our product portfolio, effective as of the end of the first quarter of 2008. We have not generated material revenue during the time we marketed the product, and we concluded Safe-Mate no longer presents a sustainable opportunity moving forward. All of the products that MedPro currently has under development or is planning for the future incorporate passive safety designs. As a result of Safe-Mate’s non-passive design and limited sales, we decided to focus on what we now view as our core technology and technological distinction in the sharps risk reduction marketplace.

     Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. We have invested approximately $12 million in our technology to date, including patent, regulatory, compliance, acquisition, and marketing efforts. Our operations are currently funded from the proceeds from sales of securities and borrowing from commercial lenders and related parties.

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

     Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We have amortized certain of our intangible assets using the straight line method based on the remaining life of the patents. Because our products that incorporate our Vacu-Mate and Key-Lok proprietary technology are currently not in production for distribution, we have not begun to amortize these patents. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.

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

Results of Operations

     Comparison of the Three Months and Six Months Ended June 30, 2008 and 2007

     MedPro recorded a loss of $(955,394) for the three months ended June 30, 2008, as compared to a loss of $(689,296) for the same period of 2007. Losses from operations were $(825,333) for the second quarter of 2008 and $(438,675) for the second quarter of 2007. The net losses for these periods included net other expense of $(130,060) for 2008 and $(250,621) for 2007.

     For the six months ended June 30, 2008, MedPro recorded a loss of $(1,820,587), as compared to a loss of $(1,179,007) for the same period of 2007. Losses from operations were $(1,609,493) for the six month period of 2008 and $(743,154) for the prior year period. The net losses for these periods included net other expense of $(211,094) for 2008 and $(435,853) for 2007.

     The most substantial differences between 2008 and 2007 in losses from continuing operations were increases in professional and insurance costs, payroll costs, travel expenses, inventory write-offs and depreciation and amortization. Professional and insurance costs increased $192,755 over the same period in 2007 primarily from patent work, FDA compliance, SEC compliance, and the addition of appropriate insurance coverage. Payroll costs increased due to the addition of three full time employees in 2008 versus 2007. Travel expenses are up reflecting increased board of directors’ travel costs and heightened activity with customers and suppliers. In connection with the discontinuance of our Safe-Mate product, we incurred an inventory charge-off of $42,445 during the second quarter.

     Sales for 2008 were $19,553 compared to $41,661 for the six months ended June 30, 2007. The decline in sales was principally due to the discontinuance of sales of the Safe-Mate device. The gross margins for the product sales during 2008 and 2007 were as follows:

	Six Months Ended
	June 30, 2008		June 30, 2007
	$	%	$	%

Sales	$19,553	100.0%	$41,661	100.0%
Cost of sales	10,781	55.1%	6,760	16.2%

Gross margin	$8,772	44.9%	$34,901	83.8%

     Total operating expenses were $820,017 during the second quarter of 2008 compared to $461,724 for the same period in 2007. The $358,293 increase during 2008 reflected the activity in product development and sales prospecting activity for the Vacu-Mate blood collection device, higher salary expense, more significant travel costs, and higher professional fees in connection with the new product and SEC compliance costs. Other income and expenses in both periods included interest income of $11,854 and $11 for 2008 and 2007, respectively and miscellaneous income/(expense) of $100 and $(20,162) in 2008 and 2007, respectively. The June 30, 2008 statement of operations for the six months also included $65,152 of income from the settlement of an old, long outstanding vendor liability for less than the amount reflected on our prior year balance sheet. Interest expense declined from $230,470 in the second quarter of 2007 to $142,014 for the second quarter of 2008. This was primarily due to the pay-off of shareholder notes after December 28, 2007. Combined operating and other net expenses totaled $950,077 and $712,345 for the three month periods ended June 30, 2008 and 2007, respectively.

     Total assets were $9,845,547 as of June 30, 2008 and $16,261,328 as of December 31, 2007. The $6,415,781 decrease in total assets reflected the reduction of total liabilities of $4,595,194 during the first half of 2008. MedPro paid off or settled accounts payable, accrued interest and shareholder debt of $4,418,037 during the first half of 2008. The additions to fixed assets in the first six months of 2008 included office leasehold improvements for an additional 1,000 square feet of office and conference space costing $62,417 and new equipment, computers and furniture totaling $112,602. Of the total, $43,543 related to furniture and computers and the balance of $69,059 were additions to manufacturing equipment. Finally, MedPro collected the $2,000,000 note from Vision on February 29, 2008 in connection with the preferred shares purchased in December 2007. Out of these proceeds we paid $160,000 in accrued costs to raise the capital to a financial advisory firm affiliated with one of our directors. These costs were recorded in 2007.

     Total liabilities decreased by $4,595,194 to $7,687,144 as of June 30, 2008 from $12,282,338 as of December 31, 2007. The decrease in debt was a result of the use of proceeds from the capital raised in late 2007 to pay off accumulated liabilities from 2007. The use of net offering proceeds for these payments was anticipated and disclosed previously. During 2007, the Company entered into a new bank loan and line of credit, replacing existing debt and partially funding current operating losses, in the amounts of $5,000,000 (currently $4,861,111 at June 30, 2008) in term debt and $1,500,000 ($1,498,475 outstanding at June 30, 2008) in a working capital line. Other bank debt has been paid down by $44,243 in the first half of 2008 and has a remaining balance of $390,538.

     The accumulated deficit increased to $(24,233,519) as of June 30, 2008 compared to $(22,412,932) as of as of December 31, 2007, due to the net effect of 2008 operating loss of $(1,820,587).

Liquidity and Capital Resources

     Net proceeds from the sale of the Series A Stock and warrants totaled $11,593,000 after payment of the placement fee and offering expenses. Of the $13,000,000 purchase price, $2,000,000 was in the form of a promissory note from Vision, which was paid in full on February 29, 2008. Immediately after the merger, we used approximately $3,000,000 of the net proceeds to repay a $1,000,000 bridge loan from a Series A Stockholder, repay the current portion of shareholder loans, and pay financing fees to our bank. In addition, on December 31, 2007, we paid $3,000,000 to acquire an option for exclusive U.S. distribution rights for products that complement or expand our product portfolio. If we do not reach agreement on the terms of the exclusive rights, the manufacturer must grant us exclusive distribution rights or refund the option amount.

     The net proceeds from the private placement will provide working capital and the principal source of funding for our operations through December 31, 2008. We had $1,745,391 in cash at June 30, 2008. Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of the blood collection product we expect to launch in early fourth quarter 2008, proceeds from the exercise of stock purchase warrants that expire in 2008 for cash totaling approximately $13.0 million, receivables generated from the expansion of the Company’s relationship with a worldwide medical products company, and the commitment for funding made by our Chairman.

     In July 2008, we entered into two new agreements with a worldwide medical products company to manufacture and distribute three of our medical safety products, replacing an earlier agreement for the distribution of our tube-activated blood collection system. Both agreements continue for five years from the date we make an initial commercial shipment of the product. The distributor has agreed to purchase minimum annual quantities of both models of the blood collection system totaling and our winged butterfly blood collection system over the five-year term of the contract, for royalties totaling over $43 million under both agreements.

     The new agreements provide capital for equipment, engineering, and tooling necessary to produce the three products. The distributor agreed to pay us an amount not to exceed $5.1 million for the production of the two models of the blood collection system, payable in three installments, beginning October 1, 2008, with the final payment due March 31, 2009. The distributor also agreed to pay us an amount not to exceed $5 million for the production of a third product, our winged blood collection set. An initial payment of $1 million is payable upon delivery and acceptance of the initial design plan by the distributor on or before October 1, 2008. The balance is payable in three equal installments upon the achievement of certain milestones leading to validation of the final production line.

     In addition to our commitment from our distribution partner for capital to complete development and launch three blood collection products, the purchasers of the Series A Stock and warrants have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights. One of our Series A Stockholders holds stock purchase warrants that expire at the end of 2008, and we have discussed with that stockholder exercising the warrants for cash, which would raise approximately $13,000,000 if exercised in full. We anticipate that the stockholder will exercise the warrant for cash, although at present we have no formal commitment from the stockholder.

     Our current credit agreement includes a $5,000,000 term loan and a $1,500,000 revolving line of credit. As of June 30, 2008, the amount payable for the revolving line of credit was $1,498,475 and the amount payable for the term note was $4,861,111. Our indebtedness under the credit agreement bears interest at the prime rate plus 2%. The revolver matures on November 1, 2008, and payments of interest are due monthly. The term loan matures on August 1, 2011. We also pay interest monthly on the term loan, and monthly principal payments of approximately $139,000 began in June 2008.

     The credit agreement contains various restrictive covenants and other usual and customary terms and conditions of a revolving line of credit and term loan facility, including limitations on the payment of cash dividends and other restricted payments, limitations on the incurrence of additional debt, and prohibitions on a merger or the sale of assets. Financial covenants require us to, among other things:

  maintain a ratio, as of December 31, 2007 and any date thereafter, of (a) net income plus interest, income taxes, depreciation, and amortization expense to (b) the sum of annual interest expense and current maturities of long term debt, of greater than or equal to 1.50 to 1.00;

  maintain a tangible net worth, meaning net worth less intangible assets, of not less than (i) $4,500,000 as of December 31, 2007, (ii) $5,000,000 as of December 31, 2008, (iii) $5,500,000 as of December 31, 2009, and (iv) $6,000,000 as of December 31, 2010, and at all times thereafter; and

  maintain a ratio, as of December 31, 2007 and any date thereafter, of (a) total outstanding liabilities minus debt to persons other than the lender that has been subordinated to the lender to (b) net worth less intangible assets plus debt to persons other than the lender which has not been subordinated to the lender, of less than or equal to (i) 2.00 to 1.00 for 2008, (ii) 1.75 to 1.00 for 2009, (iii) 1.50 to 1.00 for 2010, and (iv) 1.25 to 1.00 on December 31, 2010 and all times thereafter.

     If these financial covenants are not met, it will be deemed an event of default and the lender will have the option to terminate its obligation to make advances, accelerate amounts owed under the loan to become immediately due, foreclose and repossess collateral or exercise any of the other remedies available under the credit agreement. We did not meet the covenants as of December 31, 2007, which would have entitled the lender to accelerate the payment of the principal and interest due under the credit agreement, among other remedies. When we notified the lender of our non-compliance with the covenants, the lender waived compliance though December 31, 2008.

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

     During the next year, we expect to add additional administrative support personnel and infrastructure as necessary to support the planned expansion of our operations. We will need to add personnel and substantially increase the related administrative expenses to continue product development, increase sales and marketing activities, and comply with periodic reporting and internal control requirements. We have purchased computer systems and related equipment for approximately $90,000 to support our data and communications requirements. In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately

$29,000 over the next twelve months. We have also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of our blood collection product.

     We anticipate spending a minimum of $300,000 through the end of 2008 for legal, accounting and other compliance-related expenses arising from our reporting and other obligations under the Securities Exchange Act and our commitment during the six months following the merger to register shares beneficially owned by the holders of the Series A Stock and warrants for possible resale under the Securities Act of 1933. In addition, under the terms of our stock purchase agreement with our Series A Stockholders, we have committed to spend $240,000 for investor relations and corporate marketing activities during the twelve months following the merger.

     While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in 2008 depends on how soon we can complete our production arrangements so we can commence product delivery. We will also continue to develop products from our portfolio. As a result, we do not expect to show earnings from operations in the current fiscal year, or over the next twelve months. We believe there is a well defined market for our products, encouraged by Federal Needlestick Safety and Prevention Act, which requires the use of products similar to those we are developing. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities over the past two years, general interest in the skin activated product, and our existing minimum volume distribution contract. We will monitor our cash flow carefully and will maintain limited, but necessary, employment levels required to sustain operations.

     Our current sales estimates are exclusively for product sales in the United States. We do not anticipate revenue from the marketing of the tube-activated blood collection device in Europe, although its distributor has received preliminary favorable interest from pre-launch marketing and demonstration activities. Our ability to generate future European and other foreign sales will depend upon applicable regulatory approvals for our products in Europe.

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

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (blood collection products) is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2008.

10.2	Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (winged butterfly product) is incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 21, 2008.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

August 13, 2008	By: /s/ W. Craig Turner

W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

August 13, 2008	By: /s/ Marc T. Ray

Marc T. Ray
Vice President Finance, Chief Financial
Officer and Chief
(Principal Financial and Accounting
Officer)