Form 10-Q
period 2008-09-30
MedPro Safety Products, Inc.
filed 2008-11-14
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2008

Or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 000 -49768

MEDPRO SAFETY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015980

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

817 Winchester Road, Suite 200, Lexington, KY	40505

(Address of principal executive offices)	(Zip Code)

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

13,285,072 shares of Common Stock were outstanding at September 30, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

Balance Sheets as of September 30, 2008 and December 31, 2007

Statements of Operations for the three and nine months ended September 30, 2008 and 2007

Statements of Shareholders’ Equity for the nine months ended September 30, 2008 and the year ended December 31, 2007

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Current Assets
Cash	$ 7,460,858	$ 6,341,132
Accounts receivable	2,744,783	22,801
Note Receivable - Vision Opportunity Master Fund, Ltd	–	2,000,000
Inventory	421,814	545,956
Due from SGPF, LLC	–	24,089
Prepaid expenses and other current assets	343,259	2,026

Total current assets	10,970,714	8,936,004

Property and Equipment
Equipment and tooling	823,693	1,040,750
Leasehold improvements	107,181	44,764
Computers, network and phones	105,791	90,800
Furniture and fixtures	77,644	40,628
Trade show booth	7,341	7,341

	1,121,650	1,224,283

Less: accumulated depreciation	126,530	105,662

Property and equipment, net	995,120	1,118,621

Other Assets
Intangible assets	9,162,441	3,067,442
Conditional License Agreement	–	3,000,000
Deferred financing costs	107,932	139,261

Total other assets	9,270,373	6,206,703

Total assets	$ 21,236,207	$ 16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheet (Continued)
September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)
		December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,703,858	$2,156,147
Accrued interest payable	46,400	539,549
Current portion of long term debt	3,261,115	2,358,089
Deferred revenue	1,208,699	–
Notes payable to and advances from shareholders	193,333	2,659,361

Total current liabilities	10,413,406	7,713,146

Long-Term Liabilities
Notes payable - long term portion	3,048,632	4,569,192

Total liabilities	13,462,038	12,282,338

Shareholders’ Equity
Preferred stock
$.01 par value; 10,000,000 shares authorized; 7,413,642 and
6,668,229 shares issued and outstanding, respectively	74,136	66,682
Common stock
$.001 par value; 90,000,000 shares authorized; 13,285,072
shares issued and outstanding and $.001 par value	13,285	13,285
Additional paid-in capital	47,406,386	26,333,840
Unearned share-based compensation	(13,731,135)	(21,885)
Accumulated deficit	(25,988,503)	(22,412,932)

Total shareholders’ equity	7,774,169	3,978,990

Total liabilities and shareholders’ equity	$21,236,207	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months Ended September 30, 2008 (Unaudited)	For the Three Months Ended September 30, 2007 (Unaudited)	For the Nine Months Ended September 30, 2008 (Unaudited)	For the Nine Months Ended September 30, 2007 (Unaudited)

Sales
Needlyzer	$–	$6,317	$1,180	$10,845
Safe-Mate	–	10,174	17,855	47,939
Automation Services & Equipment	1,333,333	–	1,333,333	–

Total sales	1,333,333	16,491	1,352,368	58,784

Cost of Goods Sold	518	2,790	6,959	10,182

Gross profit	1,332,815	13,702	1,345,409	48,602

Operating Expenses
Salaries, wages, and payroll taxes	1,140,848	147,374	1,678,115	283,559
Product development costs	53,074	33,558	120,737	208,030
Professional and insurance	918,032	323,372	1,424,585	519,881
General and administrative	187,350	63,961	449,338	283,987
Travel and entertainment	60,909	18,012	258,061	63,990
Inventory write down	164,410	–	161,477	1,908
Depreciation and amortization	32,173	1,488	86,572	4,465

Total operating expenses	2,556,797	587,766	4,178,884	1,365,821

Loss from operations	(1,223,982)	(574,065)	(2,833,475)	(1,317,218)

Other Income (Expenses)
Interest expense	(135,976)	(228,660)	(443,710)	(674,652)
Income from debt forgiveness	–	–	65,152	–
Interest income	2,669	835	46,168	891
Other and loss on disposal of assets	(397,694)	(10,628)	(409,706)	(544)

Total other income (expenses)	(531,002)	(238,453)	(742,096)	(674,306)

Provision for income taxes	–	–	–	–

Net loss	$(1,754,983)	$(812,517)	$(3,575,571)	$(1,991,524)

Net Loss per share
Basic and diluted net loss per share	$(0.13)	$(0.07)	$(0.27)	$(0.19)

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic
and diluted	13,285,072	11,100,956	13,285,072	10,740,318

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders' Equity
For the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007

						Additional
	Common Stock		Preferred Stock		Unearned Compensation	Paid-In	Accumulated Deficiency
	Shares	Amount	Shares	Amount		Capital		Total
Balance, December 31, 2006	10,360,494	$10,361	–	–	–	$9,753,801	$(15,185,213)	$(5,421,051)

Common shares issued in conversion of debt	216,347	216	–	–	–	309,764		309,980

Common shares issued to Jacobsen	7,641	8	–	–	–	(8)		–

Common shares issued for cash	700,272	700	–	–	–	749,300		750,000

Common shares of DentalServ.com Shareholders assumed in the merger	1,406,387	1,406	–	–	–	(1,406)		–

Series A preferred shares issued for cash, net of issuance costs of $1,407,340	–	–	6,668,229	66,682	–	11,525,978		11,592,660

Common shares issued in connection with issuance costs of Preferred Stock	593,931	594	–	–	–	(594)		–

Common shares issued for future services	–	–	–	–	(21,885)	21,885		–

Deemed dividend on imbedded conversion feature in Preferred Stock	–	–	–	–	–	3,975,120	(3,975,120)	–

Net loss	–	–	–	–	–	–	(3,252,599)	(3,252,599)

Balance, December 31, 2007	13,285,072	13,285	6,668,229	66,682	(21,885)	26,333,840	(22,412,932)	3,978,990

Series B Convertible Preferred shares issued for cash			745,413	7,454		6,492,546	–	6,500,000

Options granted to employees and Directors					(14,580,000)	14,580,000		–

Earned portion of employee and director options					870,750			870,750

Net loss through September 30, 2008							(3,575,571)	(3,575,571)

Balance, September 30, 2008	13,285,072	$13,285	7,413,642	$74,136	$(13,731,135)	$47,406,386	$(25,988,503)	$7,774,169

See notes to financial statements.

MedPro Safety Products, Inc.
Statement of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended September 30, 2008 (Unaudited)	For the Nine Months Ended September 30, 2007 (Unaudited)

Cash Flows From Operating Activities
Net loss	$(3,575,571)	$(1,991,524)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	20,868	4,465
Amortization of financing costs	31,329	–
Write-down of inventory	161,477	–
Loss on abandonment of equipment	402,494	–
Loss on cancellation of license agreement	700,000	–
Share based comnpensation	870,750	–
Changes in operating assets and liabilities
Accounts receivable	(2,721,982)	(4,688)
Inventory	(37,336)	(31,932)
Other current assets	(339,403)	45,654
Accounts payable and accrued expenes	2,006,410	230,224
Accrued interest payable	(343,148)	(110,122)

Net cash flows from operating activities	(2,824,110)	(1,857,923)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	24,089	–
Proceeds from cancellation of license agreement	2,300,000	–
Purchase of intangible assets	(3,345,000)	(4,791)
Purchases of property, equipment	(299,860)	(70,000)

Net cash flows from investing activities	(1,320,771)	(74,791)

Cash Flows From Financing Activities
Shares issued for cash	–	500,000
Collection of notes receivable	2,000,000	–
Payment of bank fees	(150,000)	–
Proceeds from bank borrowings	–	1,317,500
Repayments on bank borrowings	(617,534)	(60,858)
Net repayments on notes payable to and advances from shareholders	(2,466,028)	993,333
Preferred stock issued	6,500,000	–

Net cash flows from financing activities	5,266,438	2,749,975

Net increase (decrease) in cash	1,121,557	817,261

Cash at the beginning of the period	6,339,301	59,954

Cash at the end of the period	$7,460,858	$877,215

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$786,858	$667,515

Non-cash financing activities:
Accrual for purchase of intangible assets	$2,750,000	$–

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 and the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

No income tax benefit (expense) was recognized for the three months ended September 30, 2008 or the nine months ended September 30, 2008 as a result of the losses in these periods and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $14 million.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic earnings per share were computed using weighted average shareholdings for the three and nine months ended September 30, 2008 of 13,285,072 and for the three and nine months ended September 30, 2007 of 11,100,956 and 10,740,218, respectively. There were no new common shares issued in 2008. During 2007, the Company issued 740,462 shares in five separate transactions on May 13, 2007. The basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company has net losses for the periods presented, there is no dilutive effect and both the basic and diluted losses per share are the same for all periods presented.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. We are continuing to evaluate the desirability of adopting SFAS No. 159. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.

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

NOTE 5 – BUSINESS COMBINATIONS

On January 10, 2007, MedPro completed its merger with Vacumate, LLC. The merger had been agreed to in principle by MedPro’s Board of Directors and the members of Vacumate, LLC on August 24, 2006 and was ratified by the MedPro shareholders in January 2007. In the transaction, Vacumate LLC merged into MedPro in a manner that gave the equity owners of each company value in the combined company equivalent to the value held in each of the predecessor companies. In the merger:

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

  MedPro, a Delaware corporation, merged into DSRV. The combined company issued 11,284,754 of its common shares to former MedPro shareholders in the merger and 593,931 common shares as a financial advisory fee. The

NOTE 5 – BUSINESS COMBINATIONS (Continued)

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

NOTE 6 – INVENTORY

The Company discontinued the sale of its legacy product, Needlyzer™ in 2004 and is continuing to liquidate its inventory completely. A customer that expressed interest in purchasing the remaining inventories from the Company purchased 72 devices and related equipment in 2006 and an additional 75 units in 2007. The Company had previously reduced the value of this inventory from its original cost to an amount equivalent to its estimated net realizable value less all applicable disposition costs that resulted in a write down of the inventory from its original cost in 2004 of $394,474.

In the third quarter of 2008, the Company reevaluated its inventory of Needlyzer™ units. Several units were determined to be scrap or were unsalable. Non saleable or incomplete units were scrapped or written off.

The Company discontinued the sale of its other legacy product, Safemate™ as of the second quarter 2008. All remaining inventory was scrapped and has been written off. Inventory write downs net of returns and allowances amounted to $164,410 for the three months and $161,477 for the nine months ended September 30, 2008.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices. To date, none of the existing patents have been commercially exploited. The Company expects to begin delivering product in the late fourth quarter 2008 or the first quarter 2009. Marketing may be delayed until late March due to product aging studies and sterilization testing requirements. These various patents include Vacu-Mate Skin and Tube models with a cost of $2,525,425 and the Key-Lok™ patent at $489,122.

During the current quarter the Company acquired the patent rights to the Syringe Guard and Prefilled (“SGPF”) family of products which include hypodermic injection devices, both prefilled and unfilled versions, with passive safety sheathing technologies in a variety of sizes and gauges. The family of products also includes a solution for needle replacement protocols with an anti-blunting syringe. This device allows the medical professional to fill the syringe, remove an outer needle to reveal a fresh, sharp needle within the outer needle, thus eliminating the requirement to replace the needle on the syringe prior to injecting the patient. Although the Company is still in the process of finalizing the contract for an earnout of the share component of the purchase of these SGPF technologies, the basic terms of the agreement include the cash payment of $3,345,000 to SGPF, LLC a limited liability company wholly owned by the Company’s Chairman and CEO, W. Craig Turner.

NOTE 7 – INTANGIBLE ASSETS (Continued)

The contingent share component of the purchase is 690,608 shares of the Company’s common stock. These shares will be issued to SGPF, LLC provided the Company achieves certain revenue milestones from SGPF product sales. The Company has also assumed an obligation to pay Visual Connections, Inc. $1,500,000, the remaining technology transfer payments on the product. The next $250,000 payment is due November 21, 2008.

If the share portion of the purchase price is earned, the total cost of this device will be $4,845,000 plus the contingent shares. Of the cash component of the purchase price, an initial payment of $1,113,444 was made before September 30, 2008. The balance of $2,231,556, reflected in accounts payable at September 30, 2008, was paid in early October. The Company has recorded the purchase based on the cash purchase price plus the debt assumed, or $4,845,000.

The Company also executed an agreement to acquire a winged infusion active safety sheathing system that deploys when the wings are pressed together upon removal of the IV infusion or blood draw needle from the patient after use. We have signed a product development agreement for the blood draw modality of this product which provides for 75,000,000 units to be sold under a minimum volume contract over a six year period. We agreed to pay Visual Connections, Inc. $1,250,000 as technology transfer payments.

Other non amortizable intangibles total $52,894.

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year.

Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on September 30:

12 Months Ending
September 30,	Amount

2009	$ 462,676
2010	1,814,769
2011	1,846,297
2012	1,821,909
2013	1,821,909
After 9/30/2013	1,449,917

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities they control. They are comprised of the following:

	September 30, 2008	December 31, 2007

Short term advances with no stated
terms settled in the ordinary
course of business	$ 24	$ 6,116

Demand and promissory notes with
varying interest rates	340,397	2,653,245

	$ 340,421	$ 2,659,361

Short term advances consisted of $6,116 for December 31, 2007, which were amounts due to various related parties including a company controlled by the Company Chairman for unsettled advances and services.

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS (Continued)

The promissory notes bear interest at rates of up to 20% per annum, plus penalty interest when they reached maturity and remained unpaid. At December 31, 2007 they included $110,000 in notes that by their terms were convertible at approximately $3.70 per share. During 2007, several convertible note holders exchanged debt and accrued interest totaling $309,980 for 216,347 shares of the Company’s common stock (as adjusted to reflect the subsequent DentalServ.com merger). During 2007, $100,000 of $200,000 in notes payable to a former director of pre-merger MedPro was paid and the balance of $100,000, plus accrued interest, was paid in early 2008. The notes were non-interest bearing until July 1, 2007, at which time interest was accrued at 6% per annum. As of December 31, 2007 the Company had accrued but unpaid interest on this note of $3,000 reflected on its financial statements. The unpaid accrued interest, 2008 interest accruals and principal were paid in full on this note in the first quarter of 2008.

The only remaining shareholder debt at September 30, 2008 consisted of notes and accounts totaling $87,500 payable to the Company’s Chairman, $45,833 of accrued fees owed to the Company COO, Walter Weller, $60,000 payable to Vision assumed from pre-merger DentalServ.com, accounts payable to two employees for back pay of $135,358, being paid, according to their request, over several months, and $11,706 of accrued interest to a few former note holders.

At December 31, 2007 the Company owed $74,912 to Baton Development, Inc., and $25,000 to Wayne Wellman, a shareholder. These were repaid in 2008. At December 31, 2007 the Company had accrued, but unpaid compensation payable to its Chairman and its Chief Operating Officer totaling $133,333.

The balance of the promissory notes at December 31, 2007, was a note in the principal amount of $2,150,000 payable to CRM Development Company (“CRM”), a company controlled by the Company’s Chairman. As of December 31, 2007 the Company had accrued $120,000 of interest on this promissory note. Principal and all accrued interest on the note became due when the Company completed an equity or debt financing resulting in gross proceeds to the Company of at least $6,000,000. On January 1, 2007, the outstanding principal balance of the note (then $2,000,000) began to bear interest at an annual rate at 6.0%. During 2007, CRM loaned an additional $150,000 to the Company. Penalty provisions provide for the payment of an additional 10% of interest on the principal balance if the note is not repaid by December 31, 2007, and an additional 5% of interest every sixty days thereafter. The note was callable if not repaid by December 31, 2008. As of September 30, 2008, the Company had paid the outstanding principal and all accrued interest of the CRM note in full.

NOTE 9 – RELATED PARTY TRANSACTIONS

The CRM note discussed in Note 8 above was issued on September 1, 2006 as part of a corporate debt restructuring of the Company. Prior to the restructuring, CRM had continually loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building owned by a partnership in which the Company’s Chairman is a partner. CRM agreed to forgive amounts otherwise owed or accruable to it under its loan agreements with the Company in exchange for 536,306 shares of common stock (as adjusted to reflect the subsequent DentalServ.com merger) valued at $1,822,805 and a promissory note payable from the Company in the amount of $2,000,000. In 2006, the Company recognized a gain of $1,294,526 in connection with the debt forgiveness from CRM. During 2007, CRM loaned an additional $150,000 to the Company.

In addition to the transactions discussed above and in Note 8, the Company incurred interest expense on the indebtedness to shareholders totaling $818 for the three months ended September 30, 2008, $34,892 for the nine months ended September 30, 2008, $36,402 for three months ended September 30, 2007 and $146,113 for the nine months ended September 30, 2007.

Total accounts payable to officers and employees of the Company, including accrued management fees of $133,333 in both periods, totaled approximately $2,500,370 ($2,231,556 due SGPF, LLC for purchase of intangible assets) at September 30, 2008 and $349,664 at December 31, 2007.

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

On September 30, 2008, MedPro exercised its option to purchase anti-blunting syringe technology under an August 2007 technology acquisition agreement with SGPF, LLC, a company owned by MedPro’s Chairman and CEO W. Craig Turner. The purchase price included $3,345,000 payable in cash, which amount included all amounts SGPF had previously paid to acquire the applicable patents and patent applications technology under its agreement with the original holders of the technology, plus 690,608 contingent shares (See Note 7). The Company also assumed future technology transfer payments of $1,500,000. As of September 30, 2008 the Company had paid $1,113,444 of the purchase price to SGPF, LLC.

NOTE 10 – LONG-TERM DEBT

Long-term debt at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007

Payable to Fifth Third Bank, Term Loan, interest
payable at prime plus 2%, monthly principal
payments of $138,889 beginning June 2008,
maturing August 1, 2011, collateralized by an
assignment of intellectual properties	$ 4,444,444	$ 5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit,
Interest at prime plus 2%, payable monthly
beginning in April 2007, due November 1, 2008	1,498,475	1,492,500

Payable to Whitaker Bank, Draw Loan, interest payable
at 7.5% monthly payments of principal and interest
of $10,000 due through July 23, 2010, secured by
certain inventory of the Company and personally
guaranteed by the Company’s Chairman, CFO and
two other shareholders	366,827	434,781

	6,309,746	6,927,281

Less: current portion	3,261,114	2,358,089

Long-term portion	$ 3,048,632	$ 4,569,192

The revolving line of credit, as amended in March 2007, permits the Company to draw up to $1,500,000.

At December 31, 2007, the Company was not in compliance with certain financial covenants under its loan agreement with Fifth Third Bank, which the Bank agreed to waive for twelve months following December 31, 2007.

The following table summarizes the maturities of long-term debt:

12 month periods ended
September 30
2009	$ 3,261,115
2010	1,769,852
2011	1,222,307
2012	56,472

Total	$ 6,309,746

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,230 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”) and 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”). At September 30, 2008, the Company’s issued and outstanding shares consisted of 13,285,072 shares of Common Stock, 6,668,229 Series A Stock, and 745,413 shares of Series B Stock. In addition, warrants to purchase 19,913,068 shares of common stock and 748,366 shares of Series B Stock were outstanding at September 30, 2008.

In the private placement to four investment funds completed on December 28, 2007, and described in Note 1, MedPro issued a total of 6,668,229 shares of Series A Stock and warrants to purchase a total of 25,286,692 shares of common stock. The reverse takeover merger with Dentalserv.com as of that date was a condition to the purchase of the preferred stock and stock purchase warrants under the terms of the preferred stock purchase agreement with these institutional investors.

The Series A Convertible Preferred Stock has 5% cumulative dividends, based on the termination value of the preferred at the issue date, payable in the event of liquidation, dissolution and certain other events. The Preferred Stock is also convertible, at the option of the holder, at any time into an equal number of shares of the common stock of the Company, subject to adjustment. As of September 30, 2008, if the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend of $457,695. This amount has not been recorded in the financial statements.

The Company’s original four Series A Stockholders were issued one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of preferred stock they held. In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of preferred stock it held. See Note 10 to the notes to the audited financial statements included in the Company’s annual report on 10-K for a description of the rights of the four series of warrants issued with the Series A Stock. See Note 13 for details on the valuation of these warrants pursuant to the Black-Scholes method.

By resolution dated August 18, 2008, the Company’s Board of Directors designated 1,493,779 of the unissued preferred shares as Series B Convertible Preferred Stock. On that date, Vision Opportunity Master Fund, Ltd. (“VOMF”), then the sole holder of J warrants, and the Company amended the J warrants to give VOMF the right to purchase 1,493,779 shares of Series B Stock at a purchase price of $8.72. The J warrants originally had given the holder the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18.

Each share of Series B Stock converts into 4 shares of common stock at the present conversion price of $2.18 per share, which is subject to adjustment. The Series B Stock ranks equal to the Company’s common stock, but ranks junior to the Series A Stock and to our indebtedness. If the Company declares dividends, the Series B Stockholders will receive dividends on a pro rata basis with the common stockholders. Upon liquidation, dissolution or winding up of the Company, the holder of Series B Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series B Stock can be converted. The Series B Stock has no general voting rights.

As of September 30, 2008, holders had exercised J warrants to purchase 745,413 shares of Series B Stock for a total purchase price of $6,500,000 in cash. The unexercised J warrants outstanding as of September 30, 2008 were exercisable for 748,366 shares of Series B Stock and were exercised in full in October 2008 for a total purchase price of $6,525,753 in cash. None of the Series A, B, or C warrants had been exercised as of September 30, 2008. The Series B preferred shares issued upon the exercises of J warrants are convertible into 5,975,116 common shares.

The Company also agreed to issue Series AA warrants to purchase 533,458 common shares to SC Capital Partners, LLC for $1.81 per share as compensation for financial advisory services in connection with the December 28, 2008 private placement. The terms of these warrants are comparable to the terms of the “A” warrants and expire on December 28, 2012. None of these warrants have been or are eligible to be exercised as of the date of the financial statements.

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

The Company is authorized to issue warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for a research report to be written and published about the Company in a medical device industry publication. These warrants have not been issued, will not eligible to be exercised until after the report is issued, and will expire on December 28, 2012.

In accounting for the conversion feature embedded within the preferred stock, the Company considered FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Based on an analysis of this accounting literature described in Note 10 to its audited financial statements, the Company concluded that the embedded conversion option would not be separately accounted for as a derivative liability from the preferred stock because it can only be settled in shares of the Company’s own stock. The Company recorded a deemed dividend in accordance with this guidance in the amount of $3,975,120 by increasing the retained deficit and increasing additional paid in capital. This amount was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants.

The Company entered in to a contract Investor Relations Group (IRG) on September 1, 2008. The agreement calls for the payment of monthly fees and expenses in connection with their duties, as well as, the issuance of 35,294 shares of the Company’s common stock, to be earned at 1/12 of the shares per month. The Board has not approved the issuance of the shares as of September 30, 2008. The Company has recorded the liability and related expense.

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

Total lease expense was $62,300 for the nine months ended September 30, 2008 and $57,000 for the year ended December 31, 2007.

Future minimum annual lease payments at September 30, 2008, were as follows:

12 month period
ended September 30
2009	$ 83,700
2010	83,700
2011	83,700
2012	76,725

Total	$327,825

NOTE 13 – STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company’s original four Series A Stockholders were issued one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of preferred stock they held. In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of preferred stock it held. See Note 10 to the notes to the audited financial statements included in the Company’s annual report on 10-K for a description of the rights of the four series of warrants issued with the Series A Stock.

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

The following table presents the values recorded for the Company’s four series of stock purchase warrants issued to the Series A Stockholders using the Black-Scholes method:

Series	Value

A	$ 2,649,102
B	2,144,927
J	990,631
C	1,530,102

The Company is authorized to issue warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for a research report to be written and published about the Company in a medical device industry publication. There have not been issued and will not eligible to be exercised until after the report is issued. These warrants will expire on December 28, 2012. Utilizing the Black-Scholes method, the Company valued these warrants at $21,885 and reflected them as unearned compensation in its shareholder equity section.

The Company issued warrants to acquire 533,458 common shares to SC Capital Partners, LLC for $1.81 per share. The warrants were issued as compensation for financial advisory services in connection with the capital raised through the sale of the $13,000,000 of Series A Convertible Preferred Stock. The term of these warrants are comparable to the terms of the “A” warrants and expire on December 28, 20012. None of these warrants have been or are eligible to be exercised as of the financial statement date. The Company has valued the warrants at $211,928 utilizing the Black-Scholes method.

On August 18, 2008, the Company adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”) and allocated to its Directors and employees the stock options agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders. The Directors, W. Craig Turner, Walters W. Weller, III, Warren Rustand and Gary Peterson, each received 100,000 options to purchase common shares for a 30 day period beginning on January 1, 2013 for $1.81 per share. At the same date, the Company issued 2,600,000 options to its officers and employees under the same terms.

At the date of grant of these options, the fair market value of the underlying stock, based on a third party independent valuation, was determined to be $4.86 per share. The Company has recorded unearned compensation of $14,580,000 in connection with the grant of these options. The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008 which coincides with a non competition agreement included in the option agreement. The Company has recorded $870,750 of compensation for the 13 days of August and September 2008. The balance of the unearned compensation is $13,709,250 at September 30, 2008.

NOTE 13 – STOCK PURCHASE WARRANTS (Continued)

Since these options were issued for less than the market value of the stock, the Company has set a date certain for their exercise in order to avoid excise taxes on the gain from the exercise of the options. The employees and directors may only exercise these options for limited periods of time on the earliest of four dates. The dates are January 1, 2013, the date of the employee or Director’s death or 100% disability, the date of the employee or director’s termination and the date of a change in control of the Company. For more information, see the Company’s Form 8-K filed August 22, 2008, which includes the 2008 Plan.

NOTE 14 – DISTRIBUTION AGREEMENTS

On July 15, 2008, MedPro Safety Products, Inc. entered into two Medical Supply Manufacturing Agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil as well as a worldwide distribution network. The two agreements grant Greiner the right to manufacture, market and distribute MedPro’s Vacuette tube-activated and skin-activated blood collection systems and its winged “butterfly” safety needle system. Each agreement extends for a six-year term from the commencement of initial commercial manufacturing of the applicable product. Greiner agreed to pay MedPro a production royalty per unit on a minimum volume of units of each product over the term of the agreements plus additional cash amounts to acquire the production lines for the products.

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

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay the Company a production royalty per unit, totaling $33 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

Greiner also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged “butterfly” safety needle system on similar terms. Under the agreement for the winged butterfly product, MedPro must use commercially reasonable efforts to produce an initial design plan for the product, including estimate of component costs, production line costs, automation line costs, and a cost estimate of the fully designed product for review and approval by Greiner by October 1, 2008. Upon approval, MedPro will initiate the construction of an automated production line. Greiner will pay MedPro an amount not to exceed $5 million in exchange for the production line for this product. Greiner will make an initial payment of $1 million upon delivery and acceptance of the initial design plan by Greiner on or before October 1, 2008. Thereafter, the balance shall be paid in three equal installments upon the achievement of certain milestones leading to validation of the final production line.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay us a production royalty per unit, totaling $10.8 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

Based on the progress of these projects as of September 30, 2008, the Company invoiced Greiner $2,700,000, representing the $1,000,000 fee for the Wing initial design plan, which was delivered in September, and the first installment of the $1,700,000 due on the Vacuette project, which was payable upon delivery of an automation plan. The automation plan was delivered in September. The Company has recorded income of $1,333,333. This represents the $1,000,000 fee on the Wing Project and one-third of the fee on the Vacuette Project. The Company also recorded

NOTE 14 – DISTRIBUTION AGREEMENTS (Continued)

deferred revenue of $1,208,699. The additional $157,968 has been recorded as an offset to expenses incurred on Greiner’s behalf for these projects. The $2,700,000 was reflected in accounts receivable at September 30, 2008 and was collected on October 3, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the results of operations and financial condition of MedPro Safety Products, Inc. for the nine-month periods ended September 30, 2008 and 2007, and for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with our audited financial statements, our unaudited interim financial statements and the notes to those financial statements that are included elsewhere in this prospectus. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

     MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing five products in four related product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

     Our strategy for the next 24 months focuses on completing the steps necessary to complete pre-market product development milestones and commence the distribution of up to five products in these sectors. Our objective is to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into two such agreements for three of our products. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a needleless intravenous line based on patents and designs we control.

     On December 28, 2007, we completed a reverse takeover merger with Dentalserv.com, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse takeover merger was a condition under the terms of our preferred stock purchase agreement with four institutional investors to their purchase of our Series A Stock and stock purchase warrants for $13 million. On that date, the following transactions occurred concurrently:

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

  Four investment funds purchased $13 million of newly issued shares of Series A Convertible Preferred Stock and warrants to purchase our common stock. We received approximately $11.6 million in proceeds from the sale of these securities, net of offering fees and expenses.

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

     We valued the warrants according to the Black-Scholes method, based on the assumptions described in Note 10 of the Notes to Financial Statements as of December 31, 2007. We also increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock. The $3,975,120 was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

     Historically, we have generated revenues from sales of two products — the Safe-Mate Dental Safety Needle, a single-patient, multi-injection safety needle designed for the dental market, and the Needlyzer, a legacy needle disposal device. We discontinued marketing the Needlyzer in 2004, and have subsequently been liquidating our inventory through sales from time to time to a distributor in Africa.

     We ceased marketing Safe-Mate effective as of the end of the first quarter of 2008. All of the products that MedPro currently has under development or is planning for the future incorporate passive safety designs. As a result of Safe-Mate’s non-passive design and limited sales, we decided to focus on what we now view as our core technology and technological distinction in the sharps risk reduction marketplace.

     Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. Our operations are currently funded from the proceeds from sales of securities, revenue from operations and borrowing from commercial lenders and related parties.

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

     Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on the remaining life of the patents. Because our products that incorporate our Vacu-Mate and Key-Lok proprietary technology are currently not in production for distribution, we have not begun to amortize these patents. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.

Results of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007

     MedPro recorded a loss of $(3,575,571) for the nine months ended September 30, 2008, as compared to a loss of $(1,991,524) for the nine months ended September 30, 2007. Losses from operations were $(1,223,982) for the third quarter of 2008 and $(574,065) for the third quarter of 2007. The net losses for these periods included net other expense of $(531,002) for 2008 and $(238,453) for 2007. Net other expense included interest expense of $135,976 and $228,660 for the third quarters ended in 2008 and 2007. Consulting income of $4,800 and interest income of $2,669 were also included in net other expense in the third quarter 2008.

     During June and July 2008, the Company began the process of finding a backup contract manufacturer in the United States due to a number of significant problems with our Chinese manufacturer. We terminated our relationship in China and moved to the domestic contract manufacturer. We also terminated our manufacturing, design and engineering contract with an Australian company and negotiated the return of our $3,000,000 conditional license fee (net of $700,000 to reimburse the Australian company for costs incurred over the last two years). As a result, the Company wrote off assets abandoned in China in the third quarter 2008 totaling $(402,494). These costs included the initial payments for a design plan for automation of the manufacturing process for the Vacumate products and molds, jig and fixtures for parts manufacturing and manual assembly in China. The parts, equipment and raw material that will be economically feasible to return to the United States will be shipped in the fourth quarter back to the Company and will be incorporated as appropriate into ongoing production development. In early September, we agreed to purchase $38,000 worth of supplies and raw material from China and are shipping back $100,000 to $125,000 of equipment, jigs and fixtures which we already own.

     The most substantial differences in the losses from operations between 2008 and 2007 were increases in professional and insurance costs, payroll costs, travel expenses, inventory write-offs, loss on abandonment of fixed assets and depreciation and amortization. Professional and insurance costs increased $904,704 over the same period in 2007 primarily from patent work, FDA compliance, SEC compliance, and the addition of appropriate insurance coverage. This change included the $700,000 settlement cost with Unilife on the cancellation of the manufacturing contract and the license agreement.

     Payroll costs increased due to the addition of six new full time employees in 2008 versus 2007. Three were added in 2007 after September and three were added in 2008. Payroll was $1,394,556 higher in 2008 than in 2007. Most of this increase came from the $870,750 adjustment for the earned portion of the employee and director stock options granted in August 2008. The balance came from the six new employees and salary adjustments for the four employees who were on the 2007 payroll for the first two quarters last year at lower compensation rates.

     Travel expenses are up reflecting increased board of directors’ travel costs, heightened activity with customers and suppliers, and associated developmental engineering expenses. Travel costs were $194,071 higher in the nine months of 2008 versus 2007. Airfare increased $119,967, representing both more international travel and travel in general, as well as, fuel cost pressures on ticket prices. Hotels, meals, and non air travel increased $77,492 in 2008 over the same period in 2007. Other travel related expenses were $3,388 lower than the same period in 2007.

     In connection with the discontinuance of our Safe-Mate product and further adjustments to our Needlyzer inventory, the Company recorded inventory adjustments of $161,477 through September 2008.

     Sales for 2008 were $19,035 compared to $58,784 for the nine months ended September 30, 2008. The decline in sales was principally due to the discontinuance of sales of the Safe-Mate device and no 2008 sales of the Needlyzer device. The gross margins for the product sales during 2008 and 2007 were as follows:

	For the Nine Months Ended September 30,
	2008		2007
	$	%	$	%
Sales	$19,035	100.0%	$58,784	100.0%
Cost of sales	6,959	36.6	10,182	17.6

Gross margin	$12,076	63.4%	$48,602	82.4%

     Other revenue recorded in the third quarter of 2008 included fee income associated with the development agreements with a customer on the Vacumate devices and the winged infusion set. The Company recorded $1,000,000 on the Wing project and $333,333 on the Vacumate project. The Wing fee was earned upon delivery of a design plan and the Vacumate project fee was earned upon delivery of an automation plan. Both of these events occurred in September 2008.

     Total operating expenses were $2,556,797 during the second quarter of 2008 compared to $587,766 for the same period in 2007. The $1,969,031 increase during 2008 reflected the activity in product development and sales prospecting activity for the Vacuette blood collection device, higher salary expense, more significant travel costs, and higher professional fees in connection with the new products, SEC compliance costs and losses in connection with the termination of the Unilife agreements. Other income and expenses in both periods included interest income of $2,669 and $835 for 2008 and 2007, respectively. Other expenses and losses on disposal of assets were $(397,694) and $(10,628) in 2008 and 2007, respectively.

     The September 30, 2008 statement of operations for the nine months also included $65,152 of income from the settlement of an old, long outstanding vendor liability for less than the amount reflected on our prior year balance sheet. Interest expense declined from $228,660 in the third quarter of 2007 to $135,976 for the second quarter of 2008. This was primarily due to the pay-off of shareholder notes after December 28, 2007 and pay off on bank debt during the third quarter of 2008. The interest expense for the nine month periods ended were $443,710 in 2008 and $674,652 for 2007.

     Combined operating and other net expenses and losses totaled $3,087,799 and $826,219 for the three month periods ended September 30, 2008 and 2007, respectively. The corresponding expense totals for the nine month periods ended 2008 and 2007 were $4,920,980 and $2,040,127, respectively.

Liquidity and Capital Resources

     Total assets were $21,236,207 as of September 30, 2008 and $16,261,328 as of December 31, 2007. The $4,974,879 increase in total assets reflected the addition of $6,095,999 of new intellectual property purchases, the cancellation of the Unilife license agreement which netted $2,300,000, but reduced other assets by $3,000,000, and a substantial increase in accounts receivable as a result of $2,700,000 due from a customer. Some of the Company’s cash was used to fund operating losses in 2008 of $3,575,571. These changes roughly approximate the change in assets.

     The exercise of warrants to purchase $6,500,000 of Series B Convertible Preferred stock during the third quarter increased equity and available cash. The remaining increase in additional paid in capital was associated with the $14,580,000 credit for the employee and director options granted in August 2008. This adjustment was partially offset by unearned share-based compensation of $(13,709,250). The loss for the nine months ended September 2008 of $(3,575,571) increased the deficit to $(25,988,503) from $(22,412,932).

     Total liabilities of $13,462,038 as of September 30, 2008 were $1,179,700 greater than the $12,282,338 as of December 31, 2007. MedPro paid off or settled various accounts payable, accrued interest and shareholder debt during the first nine months of 2008. However, the accrual of the purchase price of the new intellectual properties totaled $4,981,556. The net reduction of other liabilities totaled $3,801,856.

     The additions to fixed assets in the first nine months of 2008 totaled $299,860 and included equipment, computers, phones, office furniture and leasehold improvements. Net write-downs from the abandonment of fixed assets were $402,494.

     The $11,593,000 in net proceeds from our private placement of the Series A Stock and warrants in December 2007 and the proceeds from stock purchase warrant exercises for cash during 2008 will provide working capital and the principal source of funding for our operations through December 31, 2008. We had $7,460,858 in cash at September 30, 2008. Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of blood collection products we expect to launch in the first quarter of 2009, proceeds from the exercise of the unexercised stock purchase warrants that expire at the end of 2008, payments under our new agreements with a worldwide medical products company to finance the construction of our production lines, and the commitment for funding made by our Chairman.

     In July 2008, we entered into two new agreements with a worldwide medical products company to manufacture and distribute three of our medical safety products, replacing an earlier agreement for the distribution of our tube-activated blood collection system. Both agreements continue for five years from the date we make an initial commercial shipment of the product. The distributor has agreed to purchase minimum annual quantities of both models of the blood collection system and our winged butterfly blood collection system over the five-year term of the contract, for royalties totaling over $43 million under both agreements.

     The new agreements provide capital for equipment, engineering, and tooling necessary to produce the three products. The distributor agreed to pay us an amount not to exceed $5.1 million for the production of the two models of the blood collection system, payable in installments, beginning October 1, 2008, with the final payment due March 31, 2009. The distributor also agreed to pay us an amount not to exceed $5 million for the production of the winged butterfly product. We received initial payments totaling $2.7 million on October 1, 2008 upon delivery and acceptance of the initial design plan by the distributor. The balance is payable in three equal installments upon the achievement of certain milestones leading to validation of the final production line.

     In addition to our commitment from our distribution partner for capital to complete development and launch three blood collection products, our Series A Stockholders have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights. Series A Stockholders exercised warrants to purchase Series B Stock for $6.5 million in cash in September 2008. They also exercised the remaining warrants of that series in October 2008 for an additional $6.5 million in cash.

     On September 30, 2008, we exercised an option to purchase patents and related rights to anti-blunting syringe technology from a related party. The purchase price is $3,345,000 payable in cash and the contingent issuance of 690,608 shares of our common stock. We are negotiating the timing of closing and the contingent payment of the share-based portion of the purchase price with the seller. The Company paid $1,113,444 of the cash portion of the purchase price before the end of September 2008 and the balance of $2,231,556 was paid in October.

     On September 30, 2008 the Company also received a $2.3 million cash payment from Unilife to terminate our option to acquire exclusive US distribution rights to its products, compensate the Unilife for its expenses incurred in connection with certain strategic initiatives between us since 2006, and complete contract manufacturing work performed for us by Unilife’s subsidiary.

     Our current credit agreement includes a $5,000,000 term loan and a $1,500,000 revolving line of credit. As of September 30, 2008, the amount payable for the revolving line of credit was $1,498,475 and the amount payable for the term note was $4,444,444. Our indebtedness under the credit agreement bears interest at the prime rate plus 2%. The maturity date of the revolver has been extended to February 1, 2009, and payments of interest are due monthly. The term loan matures on August 1, 2011. We also pay interest monthly on the term loan, and monthly principal payments of approximately $139,000 began in June 2008.

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

     We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twelve months will not require any additional funding in addition to our cash on hand, the payments due us under our distribution agreements and the proceeds from the sale of our Series B Stock. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

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

     During the next year, we expect to add additional administrative support personnel and infrastructure as necessary to support the planned expansion of our operations. We will need to add personnel and substantially increase the related administrative expenses to continue product development, increase sales and marketing activities, support our ISO 13485 Quality Certification and comply with periodic reporting and internal control requirements. We have purchased computer systems and related equipment for approximately $106,000 to support our data and communications requirements. In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $30,000 over the next twelve months. We have also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of its blood collection product.

     We anticipate spending a minimum of $200,000 through the end of 2008 for legal, accounting and other compliance-related expenses arising from our reporting and other obligations under the Securities Exchange Act and our commitment following the merger to register shares beneficially owned by the holders of the Series A Stock and warrants for possible resale. In addition, under the terms of its stock purchase agreement our Series A Stockholders, we have committed to spend $240,000 for investor relations and corporate marketing activities during the twelve months following the merger.

     While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon we can complete our production arrangements so we can commence product delivery. We expect to begin product assembly and delivery in 2008, but the products will not be launched by the customer until late in the first quarter of 2009. As a result, we expect to record revenue from the products in the first quarter of 2009. We will also continue to develop products from our portfolio.

     We believe there is a well defined market for our products, encouraged by Federal Needlestick Safety and Prevention Act, which requires the use of products similar to those we are developing. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities over the past two years, general interest in the skin activated product, and our existing minimum volume distribution contracts. At current production cost estimates, we expect to have operating margins of approximately 40%, although margins could be adversely affected by continued increases in the cost of necessary raw materials used. We will monitor our cash flow carefully and will maintain limited, but necessary, employment levels required to sustain operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. Our bank indebtedness is priced at interest rates geared to the Prime Rate. Therefore, our interest expense may increase or decrease due to changes in the interest rate environment.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, holders exercised J warrants and purchased 2,981,651 shares of Series B Stock for a total purchase price of $6.5 million in cash. The Company’s issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

On October 29, 2008, the holders of the Company’s remaining J warrants exercised them in full, and the Company issued 748,366 shares of Series B Stock for a total purchase price of $6,525,753 in cash. The 1,493,779 shares of Series B Stock outstanding as of October 31, 2008, convert into 5,975,116 common shares at the current conversion price of $2.18 per share.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.8	Amendment to Technology Development and Option Agreement as of August 18, 2008, between
SGPF, LLC and MedPro is incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6,
2008.

10.9	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan is incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008.

10.10	Form of Nonqualified Stock Option Award Agreement Plan is incorporated by reference to Exhibit
10.10 to Form 8-K filed on August 22, 2008.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

November 14, 2008	By:	/s/ W. Craig Turner W. Craig Turner Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

November 14, 2008	By:	/s/ Marc T. Ray Marc T. Ray Vice President Finance, Chief Financial Officer and Chief (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350.