Form 10-K/A
period 2007-12-31
MedPro Safety Products, Inc.
filed 2008-12-22
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE None.

EXPLANATORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on 10-K for the fiscal year ended December 31, 2007 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on April 18, 2008. The Company hereby amends the following items:

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”).
  Items 8 Financial Statements and Supplementary Data.
  Item 9A Controls and Procedures.

The Amended Report includes restated financial statements that reflect:

  the impact of a “deemed dividend” of $3,975,120 in connection with MedPro’s issuance of preferred stock and warrants to purchase shares of common stock on December 28, 2007;
  the 2006 adjustment for the discharge of a $1,294,526 debt owed to the Company’s Chairman and Chief Executive Officer, originally recorded as income and now recorded as additional paid in capital; and
  a correction of the weighted average shares outstanding and earnings per share calculations for 2006.

The notes to the restated financial statements and MD&A have been amended to reflect the foregoing changes as well as changes made in response to comments to the financial statements received by the SEC staff in its review of the Company’s Form S-1 registration statement originally filed on February 12, 2008. In addition, the Amended Report also clarifies that the inclusion of a report of management’s assessment of internal control over financial reporting pursuant to Item 9A of Form 10-K was not applicable to MedPro for its 2007 fiscal year.

As explained in Note 1 of the notes to the restated financial statements, the warrants, which are exercisable at prices ranging from $1.81 to $2.18 per common share, were valued according to the Black-Scholes method, based on the assumptions described in Note 11. The Amended Report increases the Company’s accumulated deficit by $3,975,120 and increases additional paid in capital by the same amount effective on December 28, 2007, to reflect the relative intrinsic value of the right to convert the Series A Stock into common stock, as described in Note 10. Because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to accumulated deficit as a deemed dividend and an increase to additional paid in capital. The Company is making these changes in response to the recommendation received from its independent accountants following the filing of the 2007 10-K.

During the audit of the Company’s 2005 and 2006 financial statements, in anticipation of the reverse merger with a public shell company that was a condition to the December 28, 2007 purchase of the preferred stock and stock purchase warrants by institutional investors, the Company accrued interest expense on amounts owed to its Chairman and Chief Executive Officer, W. Craig Turner, or entities controlled by Mr. Turner, for financing advanced to the Company over several prior years. Interest expense was recorded in the periods to which they related. After the debt was restructured, Mr. Turner discharged $1,294,526 of interest, which was recorded as income in 2006. In response to comments from the SEC staff, the Company has elected to make an adjustment to record the $1,294,526 previously recorded in income to additional paid in capital.

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

     Our strategy for the next 24 months focuses on completing the steps necessary to commence distribution of four additional products in three related product sectors. We plan to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into one such agreement for one model of our blood collection devices and are negotiating the terms of distribution arrangements with respect to a second model. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a needleless intravenous line based on patents and designs we control.

     On December 28, 2007, we completed a reverse takeover merger with Dentalserv, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse takeover merger was a condition to the purchase of our Series A Stock and stock purchase warrants by four institutional investors for $13 million under the terms of the preferred stock purchase agreement with them. On that date, the following transactions occurred concurrently:

  The 5,625,550 shares of DSRV common stock then outstanding were combined into 1,406,387 common shares in a 1-for-4 reverse stock split.
  Our predecessor, a Delaware corporation, merged into DSRV. The combined company issued 11,284,754 of its common shares to former shareholders of our predecessor corporation in the merger and 593,931 common shares as a financial advisory fee. The combined company, a Nevada corporation, changed its name from “Dentalserv.com” to "MedPro Safety Products, Inc."
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

     We valued the warrants according to the Black-Scholes method, based on the assumptions described in Note 11 of the Notes to Financial Statements as of December 31, 2007. We also increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock. The $3,975,120 amount represents the approximately $0.60 difference per share between the $1.81 liquidation value per share of the preferred stock and the $1.21 per share value of the warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

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

     Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently amortize our intangible assets using the straight line method based on the remaining life of our patents because none of our products that incorporate our proprietary technology are currently in production for distribution. We expect to use the units of production method to amortize intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.

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

Results of Operations

     Comparison of the Years Ended December 31, 2007 and 2006

     MedPro recorded a loss of $(3,252,599) for the year ended December 31, 2007, following a loss of $(2,315,807) for the year ended December 31, 2006. Losses from operations were $(2,106,159) for 2007 and $(1,342,941) for 2006. The net losses for the years included net other expense of $(1,146,440) for 2007 and $(972,866) for 2006.

     The most substantial difference between 2006 and 2007 in income from continuing operations was an increase in legal costs and other general and administrative expenses. Legal and insurance costs increased $315,566 primarily from patent work, FDA compliance and the addition of appropriate insurance coverage. General and administrative costs increased $530,573 reflecting a write-off of an intellectual property item of $300,000 and numerous across the board increases in support expenses as a result of increased activity and additional staff we added in late 2007.

     Sales for 2007 were $98,049 compared to $81,368 for 2006, principally due to sales of the Safemate device. The gross margins for the product sales during 2007 and 2006 were as follows:

	2007		2006

	$	%	$	%
Sales	$ 98,049	100.0%	$ 81,368	100.0%
Cost of sales	45,084	46.0%	38,016	46.7%
Gross margin	52,965	54.0%	43,352	53.3%

     Management wrote down the Needlyzer device to net realizable value in 2004. The margin on this device was relatively small after the write down. Sourcing the Safemate device offshore in 2006 reduced costs and improved the margin. Due to relatively low sales levels, the effect of minor inventory adjustments in 2007 and higher sales prices for the Needlyzer in 2007 increased the gross margin in 2007 and 2006.

     Total operating expenses were $2,159,124 during 2007 compared to $1,386,293 for 2006. The $772,831 increase during 2007 reflected the renewed activity in product development for the Vacu-Mate blood collection device, higher salary expense, more significant interest costs ($1,168,447 in 2007 versus $985,202 in 2006) and higher professional fees in connection with the new product and the reintroduction of the dental needle. Other income and expenses in both periods included interest income of $7,400 and $22,289 for 2007 and 2006, respectively, and miscellaneous income of $14,607 in 2007 and miscellaneous expenses of $9,953 in 2006.

     Total assets were $16,261,328 as of December 31, 2007 and $4,640,512 as of December 31, 2006. The $11,620,816 increase in total assets reflected MedPro’s receipt of net offering proceeds of $11,592,660 from the sale of convertible preferred stock and stock purchase warrants on December 28, 2007. The major additions to assets in 2006 included the Key-Lok intellectual property acquisition (approximately $489,000) and related manufacturing equipment (approximately $500,000).

     Total liabilities increased by $2,220,774 to $12,282,338 as of December 31, 2007 from $10,061,564 as of December 31, 2006. The increase in debt was necessary to fund the operating deficit before the December 28, 2007 sale of preferred stock and warrants. In 2007 we entered into a new bank loan and line of credit, replacing existing debt and partially funding current operating losses, in the amounts of $5,000,000 in term debt and $1,500,000 ($1,492,500 outstanding at December 31, 2007) in a working capital line.

     The accumulated deficit increased to $(23,707,458) as of December 31, 2007 compared to $(16,479,739) as of as of December 31, 2006, due to the net effect of 2007 operating loss of $(3,252,599) and the $3,975,120 deemed dividend reflecting the embedded conversion feature of the preferred stock issued on December 28, 2007. The deemed dividend is described in Note 1 to the notes to the financial statements.

     Comparison of Years Ended December 31, 2006 and 2005

     MedPro incurred losses of $(2,315,807) for 2006 and $(3,286,549) for 2005. Losses from operations were $(1,342,941) and $(336,221), respectively. The net losses for the periods included net other expense of $(972,866) for 2006 and $(2,950,328) for 2005.

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

     Total liabilities declined from $11,504,406 to $10,061,564 (a change of $(1,442,842)) as a result of the discharge of debt by the principal shareholder, the conversion of debt to common stock by a shareholder and the payment of debt. The money to liquidate these debts and to fund the operating losses also came from net new capital of $4,996,781, including the previously listed conversion, discharge of debt, and new capital infusion.

     The accumulated deficit went from $(14,163,932) in 2005 to $(16,479,739) in 2006 due to the operating loss in 2006 of $(2,315,807).

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and 2006 (RESTATED)
Statements of Operations for the Years Ended December 31, 2007 and 2006 (RESTATED)
Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006 (RESTATED)
Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 (RESTATED)
Notes to Financial Statements

Item 9A. Controls and Procedures.

Not applicable

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on December 18, 2008.

MEDPRO SAFETY PRODUCTS, INC.
By:	/s/ Walter Weller
Walter Weller President and Chief Operating Officer

INDEX TO FINANCIAL STATEMENTS

MedPro Safety Products, Inc.

	Page
Opinion of Registered Public Accounting Firm	F	-2

Balance Sheets as of December 31, 2007 and 2006 (RESTATED)	F	-3

Statements of Operations for the Years Ended
December 31, 2007 and 2006 (RESTATED)	F	-5

Statements of Shareholder’s Equity/(Deficiency) for the Years
Ended December 31, 2007 and 2006 (RESTATED)	F	-6

Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006 (RESTATED)	F	-7

Notes to Financial Statements	F	-8

F-1

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

As described in Note 14 to the financial statements, the accompanying financial statements of MedPro Safety Products, Inc. as of and for the year ended December 31, 2006 have been restated. We therefore withdraw our previous report dated April 18, 2008 on those financial statements, as originally filed.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
December 19, 2008

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets
December 31, 2007 and 2006

	2007	2006
		(RESTATED)
ASSETS
Current Assets
Cash	$ 6,341,132	$ 59,954
Accounts receivable	22,801	4,576
Inventory	545,956	515,013

Note Receivable - Vision Opportunity Master Fund, Ltd	2,000,000	-

Due from SGPF, LLC	24,089
Other current assets	2,026	45,654

Total current assets	8,936,004	625,197

Property and Equipment
Equipment and tooling	1,040,750	500,000
Leasehold improvements	44,764	44,764

Computers, network and phones	90,800
Furniture and fixtures	40,628	37,025
Trade show booth	7,341	7,341

	1,224,283	589,130

Less: accumulated depreciation	105,662	71,695

Property and equipment, net	1,118,621	517,435

Other Assets
Intangible assets	3,067,442	3,314,547

Conditional license agreement	3,000,000
Deferred financing costs	139,261	183,333

Total other assets	6,206,703	3,497,880

Total assets	$ 16,261,328	$ 4,640,512

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets (Continued)
December 31, 2007 and 2006

	2007	2006
		(RESTATED)
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$ 2,156,147	$ 831,031
Accrued interest payable	539,549	576,222
Current portion of long term debt	2,358,089	83,991
Notes payable to and advances from shareholders	2,659,361	2,961,216

Total current liabilities	7,713,146	4,452,460

Long-Term Liabilities
Notes payable - long term portion	4,569,192	5,609,104

Total liabilities	12,282,338	10,061,564

Shareholders’ Equity/(Deficiency)
Preferred stock
$.01 par value; 10,000,000 shares authorized; 6,668,229 shares issued and outstanding, liquidation preference of $4,975	66,682	-

Common stock
$.001 par value; 90,000,000 shares authorized; 13,285,072 and 10,360,494 shares issued and outstanding and $.01 par value	13,285	10,360

Additional paid-in capital	27,628,366	11,048,327

Unearned share-based compensation	(21,885)	-
Accumulated deficit	(23,707,458)	(16,479,739)

Total shareholders’ equity/(deficiency)	3,978,990	(5,421,052)

Total liabilities and shareholders’ equity/(deficiency)	$ 16,261,328	$ 4,640,512

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Operations
For the Years ended December 31, 2007 and 2006

	2007	2006

		(RESTATED)
Sales
Needlyzer	$ 34,656	$ 20,565
Safe-Mate	63,393	60,803

Total sales	98,049	81,368

Cost of Goods Sold	45,084	38,016

Gross profit	52,965	43,352

Operating Expenses
Salaries, wages, and payroll taxes	494,532	496,322
Product development costs	115,345	352,952
Professional and insurance	471,860	156,294
General and administrative	802,046	271,473
Travel and entertainment	197,302	103,729
Depreciation and amortization	78,039	5,523

Total operating expenses	2,159,124	1,386,293

Loss from operations	(2,106,159)	(1,342,941)

Other Income (Expenses)
Interest expense	(1,168,447)	(985,202)
Interest income	7,400	22,289
Other	14,607	(9,953)

Total other income (expenses)	(1,146,440)	(972,866)

Provision for income taxes	-	-

Net loss	$ (3,252,599)	$ (2,315,807)
Preferred Stock:
Deemed dividend on embedded conversion feature	(3,975,120)	-

Net loss attributable to common shareholders	$ (7,227,719)	$ (2,315,807)

Weighted average number of shares outstanding - basic and diluted	10,579,301	7,865,388

Net loss per share - basic and diluted	$ (0.68)	$ (0.29)

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Shareholders’ Equity/(Deficiency)
For the Years ended December 31, 2007 and 2006
(RESTATED)

	Common Stock		Preferred Stock		Unearned Compensation	Additional Paid-In Capital	Accumulated Deficiency	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	7,581,869	$7,581				$6,054,325	$(14,163,932)	$(8,102,026)
Shares issued in conversion of debt	1,846,552	1,847				2,563,507		2,565,354
Shares issued for equipment and intangibles	727,549	727				988,394		989,121
Shares issued in payment of services	204,524	205				147,575		147,780
Contribution to additional paid in capital
(discharge of accrued interest)						1,294,526		1,294,526
Net loss	-	-	-	-	-	-	(2,315,807)	(2,315,807)

Balance, December 31, 2006	10,360,494	10,360	-	-	-	11,048,327	(16,479,739)	(5,421,052)
Reverse split of common shares in merger
with Vacumate LLC	(6,216,297)	-	-	-	-	-	-	-
Common shares issued to Vacumate LLC members in merger	6,216,297	-	-	-	-	-	-	-
Common shares issued in conversion of debt	216,347	217				309,764		309,980
Common shares issued for debtholder forbearance	7,641	8				(8)		(0)
Common shares issued for cash	700,272	700				749,300		750,000
Common shares issued in merger to
DentalServ.com Corporation Shareholders	1,406,387	1,406				(1,406)		0
Preferred shares issued for cash, net of issuance
costs of $2,482,355			6,668,229	66,682		10,450,963		10,517,645
Common shares issued in connection with
issuance costs of Preferred Stock	593,931	594				1,074,421		1,075,015
Warrant for future services					(21,885)	21,885		-
Deemed dividend on embedded conversion
feature in preferred stock						3,975,120	(3,975,120)
Net loss	-	-	-	-	-	-	(3,252,599)	(3,252,599)

								-
Balance, December 31, 2007	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$27,628,366	$(23,707,458)	$3,978,990

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Cash Flows
For the Years ended December 31, 2007 and 2006

	2007	2006

		(RESTATED)
Cash Flows From Operating Activities
Net loss	$ (3,252,599)	$ (2,315,807)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	33,967	5,523
Amortization of financing costs	44,072	16,667
Stock issued for interest	99,880	130,275
Stock issued for services	-	147,780
Write-down of intellectual property	300,000	-
Changes in operating assets and liabilities
Accounts receivable	(18,225)	1,697
Inventory	(30,943)	36,115
Other current assets	43,628	(45,654)
Accounts payable and accrued expenses	1,325,116	(101,749)
Accrued interest payable	(36,673)	(103,759)

Net cash flows from operating activities	(1,491,777)	(2,228,912)

Cash Flows From Investing Activities
Advances to SGPF, LLC	(24,089)	-
Payment on option for license with Unilife Medical Solutions, Ltd.	(3,000,000)	-
Purchases of property and equipment	(635,153)	(7,216)
Acquisition of DentalServ.com, net of cash acquired	(52,895)	-

Net cash flows from investing activities	(3,712,137)	(7,216)

Cash Flows From Financing Activities
Proceeds from bank borrowings	1,317,500	5,175,000
Repayments on bank borrowings	(83,314)	-
Proceeds from notes payable to and advances from shareholders	1,370,000	200,000
Payments on notes payable to and advances from shareholders	(1,461,754)	(3,082,729)
Net cash from issuance of preferred shares	9,592,660	-
Proceeds from issuance of common shares	750,000	-

Net cash flows from financing activities	11,485,092	2,292,271

Net increase (decrease) in cash	6,281,178	56,143

Cash at the Beginning of the Year	59,954	3,811

Cash at the End of the Year	6,341,132	59,954

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$ 1,255,240	$ 1,076,213

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for equipment and tooling and intellectual properties	-	$ 989,121
Issuance of common stock in settlement of debt	$ 309,980	$ 2,435,079

Issuance of preferred stock in note receivable	$ 2,000,000	$ -

Deemed dividend on embedded conversion feature in preferred stock	$ 3,975,120	$ -

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Nature of Business – MedPro Safety Products, Inc (“MedPro” or the “Company) is located in Lexington, Kentucky and engages in the business of selling medical equipment that protects the public from needle stick injuries and enhances the safety of patients and medical professionals in the healthcare industry. MedPro has developed and/or acquired proprietary and unique technology that management believes will deliver the highest level of risk reduction technology to the industry.

Unless indicated otherwise, share amounts have been adjusted to reflect the effect of the January 2007 merger with Vacumate LLC and the December 2007 merger with Dentalserv.com, both described below.

MedPro was originally incorporated in Kentucky in 1995 and changed its corporate domicile to Delaware in 1999. On January 10, 2007, MedPro merged with Vacumate LLC, a limited liability company in which MedPro shareholders, including its Chairman, owned a controlling interest. Vacumate LLC was formed in March 2003 to re-acquire patents for the Vacu-Mate technology after the Company defaulted on its financial obligations under an earlier agreement to acquire the patents. To retain the opportunity to develop the technology when it had limited capital resources, MedPro entered into an agreement to develop the Vacu-Mate technology in exchange for a 40% interest in Vacumate LLC.

The January 2007 merger combined Vacumate LLC and the Company in a manner that gave the equity owners of each party value in the combined Company equivalent to the value held in each of the predecessor companies. In the merger:

  each of the 60 ownership units of Vacumate LLC held by owners other than MedPro converted automatically into approximately 103,651 shares of the common stock of the combined Company (totaling approximately 6,219,000 shares); and
  each of the shares of MedPro common stock issued and outstanding immediately before the effective time was reduced to approximately 0.18 shares of the common stock of the combined Company (totaling approximately 4,419,000 shares).

On December 28, 2007, the Company completed a reverse takeover merger with Dentalserv.com (“DRSV”), a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act, resulting in MedPro becoming a public company. The reverse takeover merger was a condition to a concurrent $13 million investment by Vision Opportunity Master Fund, Ltd. (“Vision Fund”) and three Sands Brothers Venture Capital Funds (“Sands Funds”) under the terms of the preferred stock purchase agreement among MedPro and those purchasers.

The following transactions occurred concurrently in connection with the reverse takeover merger:

  The approximately 5.6 million then outstanding common shares of DRSV were combined into approximately 1.4 million common shares in a 1-for-4 reverse stock split.
  Vision Fund and the Sands Funds were issued a total of 6,668,229 shares of convertible preferred stock and warrants to purchase common shares for a purchase price of $13,000,000.
  The 24,829,118 common shares owned by the MedPro shareholders immediately before the merger were converted into 11,284,696 shares of DRSV, and DRSV was renamed “MedPro Safety Products, Inc.”

Vision Fund purchased 5,129,407 preferred shares and related warrants for $9,000,000 in cash and 1,025,881 preferred shares and related warrants for a $2,000,000 promissory note due March 31, 2008. The Sands Funds purchased the remaining preferred shares and warrants for a total of $1,000,000 in cash. Vision Fund paid its promissory note in full on March 3, 2008.

Vision Fund and the Sands Funds were issued one Series “A” warrant and one Series “B” warrant for each share of preferred stock they purchased. Both the “A” and “B” Warrants have a five-year term expiring on December 28, 2012. The “A” warrants are exercisable for 6,668,229 common shares at $1.81 per share and the “B” warrants are exercisable for 6,668,229 common shares at $1.99 per share. Vision Fund was also issued Series “J” warrants exercisable for 5,975,116 common shares at $2.18 per share that expire on December 28, 2008, and Series “C” warrants, exercisable for 5,976,116 common shares at $2.18 per share, that expire on December 28, 2012. The “C” warrant becomes exercisable only to the extent the “J” warrant is exercised.

In addition, for advisory services in connection with the transactions, SC Capital Partners, LLC was issued 593,931 common shares and a warrant to purchase 533,458 common shares and received a cash fee based on 8% of the $13,000,000 capital raised. The initial installment of $880,000 was paid on December 28, 2007 and the balance of $160,000 was paid in March 2008 after Vision Fund paid the $2,000,000 note. The warrant issued to SC Capital Partners is exercisable for $1.81 per share.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

MedPro has authorized the issuance of a warrant to purchase 68,036 common shares for $1.99 per share to a vendor upon completion of an article regarding MedPro in the vendor’s research publication. This research article is expected to be issued in the second quarter of 2008.

See Note 11 for details on the valuation of these warrants.

The following table shows additional information about transactions in which the Company has issued common shares since January 1, 2006.

Transaction	2006(1) (# of shares)	2007 (# of shares)
Shares issued for services (directors and officer fees)	204,524	—
Shares issued for debt	1,846,552	216,347
Shares issued for debtholder forbearance	—	7,641
Shares issued to acquire assets	727,549	—
Combination of shares in Vacumate merger (reverse stock split)	—	(6,216,297)
Issuance of shares in Vacumate merger	—	6,216,297
Shares issued for cash	—	700,272
Shares issued in Dentalserv.com merger	—	1,406,387
Shares issued as advisory fee	—	593,931

(1)	Share amounts for 2006 are presented before the effect of the Vacumate merger, in which each outstanding share was converted into .4 of a share.

Principles of Consolidation –The Company applies FIN 46(R), “Consolidation of Variable Interest Entities,” and FASB 141 in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (VIE). Under FIN 46(R) a company must consolidate a VIE if it is determined that it is the primary beneficiary.

During the year ended December 31, 2006, substantially all of the equity interests of MedPro and Vacumate were held under common ownership. MedPro also held a direct equity ownership of 40 percent of Vacumate and had provided all management functions for Vacumate under an agency agreement since Vacumate’s inception. The January 10, 2007 merger between MedPro and Vacumate was approved in principle by MedPro’s Board of Directors and the members of Vacumate on August 24, 2006 and approved by the shareholders of MedPro on January 10, 2007. As a result of the common management, ownership, and operations, the financial statements of MedPro include the accounts of both MedPro and Vacumate. Inter-company balances and transactions have been eliminated in consolidation.

On December 28, 2007, the Company completed a reverse takeover merger with DRSV, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act, resulting in MedPro becoming a public company. The reverse takeover merger was a condition to a concurrent $13 million investment by Vision Fund and the Sands Funds under the terms of the preferred stock purchase agreement among MedPro and those purchasers. MedPro was the survivor of the merger for accounting purposes, although the Delaware corporation went out of existence. The reverse merger and investment by the Vision Fund and the Sands Funds were accounted for as capital transactions in which:

  MedPro issued 1,406,387 shares of its common stock to the DRSV shareholders for the net monetary assets of the shell corporation;
  MedPro issued 6,668,229 shares of convertible preferred stock and warrants to purchase 25,820,150 common shares to the investors for $13,000,000; and
  MedPro issued 593,931 shares of common stock and warrants to purchase 533,458 shares of common stock and also paid $1,040,000 in cash as an advisory fee.

The warrants, which are exercisable at prices ranging from $1.81 to $2.18 per common share, were valued according to the Black-Scholes method, based on the assumptions described in Note 10. MedPro also increased its retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock, as described in Note 11. The $3,975,120 amount represents the difference between the liquidation value of the preferred stock and the value of the warrants. Because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations totaling $(19,732,338) at December 31, 2007, resulting in negative cash flows from operations. The Company has historically depended on borrowings to fund operations. See Notes 4, 5, and 7 for details of the Company’s debt. At December 31, 2007, current assets exceeded current liabilities by approximately $1.2 million. As of December 31, 2006 current liabilities had exceeded current assets by approximately $3.8 million and total liabilities exceeded totals assets by approximately $5.4 million. At December 31, 2007 total assets

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

exceeded total liabilities by approximately $3.9 million. Management’s plan for the Company to meet its cash flow needs through the end of 2008 and to ultimately achieve profitability is discussed below.

The Company had previously obtained from its Chairman and then majority shareholder a commitment to provide it the necessary funding to meet its cash flow needs through the end of 2007. Also, the Company’s Chairman had personally guaranteed up to $7.0 million of the Company’s bank debt. In return for the guarantee, the Company agreed to pay its Chairman a $250,000 fee in August 2006, which has been expensed.

The Company received net proceeds of approximately $11.6 million in cash through March 2008 from its sale of preferred stock discussed above. The Company has also entered into an agreement with a European-based medical company providing for the distribution and sale of the Company’s blood collection safety devices. The agreement provides for the sale of a minimum of 100 million units for approximately $30 million over a five-year period beginning when product shipments commence.

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

Revenues and Costs Recognition – The Company derives its revenues from the sales of protective needle equipment. Revenues and accounts receivable are currently derived from the sale of the Needlyzer (needle destruction device) and Safe-Mate (safety dental needle) products. Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured. The Company expects to begin shipping the Vacu-Mate tube activated product and anticipates generating revenue from its tube-activated Vacu-Mate device during the fourth quarter of 2008. It has experienced design and development issues that have delayed production. The Company expects to complete a large validation and verification build of the tube activated product in June 2008 and its 13485 Quality Plan and Registration process in July 2008.
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

Inventory – Inventory consists of Safe-Mate safety needles and Needlyzer devices and is carried at the lower of cost or market value on a first-in first-out basis. The Company took an inventory write down for its Needlyzer device in 2004, reflecting its policy to liquidate these inventories and discontinue efforts to market the device (See also Note 3).

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the units-of-production method over their estimated period of benefit, ranging from one to ten years upon being placed in full production. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except for an immaterial amount of other intangibles associated with the DentalServ merger. Management has elected to charge off the $300,000 acquisition cost of the Safe-Mate intellectual property and patent in 2007. The charge was recorded in General and Administrative expenses on the Statement of Operations. The product has never achieved the level of commercial success hoped for by management and its patent protection will expire in 2008. Management believed its charge off was prudent. No other material impairments of intangible assets have been identified during any of the periods presented. Amortization was immaterial for all periods presented. Amortization of the Vacumate technology will begin when commercial shipments begin in 2008. Management believes that future revenue from an existing minimum volume contract for this product insures that the carry value of this asset is not impaired.

The Key-Lok intellectual property intangible acquired in 2006 is still in the process of being evaluated for reintroduction into the marketplace. Since no sales or contracts have been signed, management has elected to delay the start of amortization based on no units of production experience. Management expects future revenue to be sufficient on this product to avoid any impairment adjustment as of December 31, 2007.

On December 31, 2007, the Company purchased an option from Unilife Medical Solutions Ltd. to negotiate an exclusive license agreement to market Unilife safety syringes in the United States. The Company has recorded the option until such time that Unilife either grants the license or refunds the $3 million payment. The Company has not expensed any of the cost of the option.

The Unilife option agreement grants MedPro the right until September 1, 2008, to negotiate the terms of an exclusive license to sell and distribute the Unitract 1mL Safe Syringe, Insulin Syringe, and Clinical Syringe in the United States. If the parties have not signed an agreement by that date, Unilife may terminate the option agreement and return the $3 million option fee the Company paid with interest at 7% per year, or Unilife will be deemed to have granted MedPro an exclusive license which may become non-exclusive if MedPro fails to meet certain sales performance targets or fails to cure the shortfall, if any, to Unilife. The term of our license permit, whether exclusive or nonexclusive, would be five years, beginning when each product has regulatory approval and becomes available for sale. Unilife must make the 1mL syringe products available for sale within 36 months of the commencement of the license. The Company would pay a royalty per unit sold, and the exclusivity of the Company’s license (if applicable) would be subject to the sale of a minimum number of units per year. The Company would also have a nonexclusive license to sell and distribute Unitract pre-filled syringes during the term of the license for the 1mL syringe products, for which Unilife would pay the Company a percentage of adjusted net profits on sales in the United States.

On August 24, 2007, the Company entered into a Technology Development and Option Agreement with SGPF, LLC. The Company’s Chairman owns all of the equity units of SGPF, which was established to acquire technology underlying a family of prefilled safety syringe products (the “Blunt Technology”) that the Company believed had potential for successful commercialization, at a time when the Company did not have the financial resources to acquire the technology and risked losing the opportunity to other interested parties.

To acquire the Blunt Technology, SGPF paid an initial transfer payment of $250,000 and agreed to pay the seller transfer payments totaling $2,750,000 in installments over three years beginning in 2007. SGPF also agreed to pay a royalty of 5% of on the first $250,000 of adjusted gross sales of products using the Blunt Technology in any calendar year, and 4% of the adjusted gross sales of such products for the remainder of the year.

The Company’s agreement with SGPF provides that the Company will direct the development of the Blunt Technology with the objective of fully commercializing it as quickly as possible, and will pay up to $375,000 towards the cost of development. The Company also acquired the option to purchase the Blunt Technology from SGPF for the following purchase price:

  $2,500,000 payable in cash to SGPF;
  assumption of the $2,750,000 in patent transfer payments payable by SGPF, including reimbursement of any installments previously paid by SGPF; and
  $2,500,000 payable in common stock to be issued to SGPF, based on a value of $1.81 per common share, which was the valuation agreed upon in the Company’s agreement with its preferred stockholders.

The Company also agreed to assume SGPF’s obligation to pay the royalties on sales of any products based on the Blunt Technology. Since the option has not been exercised, and the Company has no firm obligation to incur these costs, no amount has been recorded in the financial statements.

Research and Development Costs – Research and development costs are charged to expense as incurred. These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities. Although not expensed as research and development, all salaries and benefits for the years ended

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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

NOTE 2 – ACQUISITIONS

During 2006, the Company acquired patents underlying the Key-Lok Needleless IV system from Baton Ventures, LLC, then managed by Baton Development, Inc., an entity owned by a director of the Company. The acquisition also included injection molding machines, tools and molds and packaging equipment. The purchase price was $1 million, net of approximately $10,000 of legal fees assumed by the Company. The equipment was valued at $500,000 based on an independent appraisal. The Key-Lok patents were valued at $489,122. The Company issued 291,020 shares of common stock to Baton valued at approximately $3.40 per share, the price at which the Company had negotiated the conversion of outstanding debt to equity during 2006.

On January 10, 2007 the Company merged with Vacumate, LLC. Because companies were held under common control, as described in Note 1, the Company and Vacumate reported their financial results as a single entity before the merger.

As described in Note 1, on December 28, 2007 the Company completed a reverse takeover in which it merged into Dentalserv.com, a Nevada public shell corporation formerly listed as DSRV on the over the counter bulletin board (OTCBB). MedPro survived the merger for accounting purposes. Accordingly, these financial statements reflect the historical operations of MedPro before the reverse merger, but the capital structure is that of Dentalserv.com, the corporation that legally survived the merger. The surviving entity is listed as MPSP on the OTCBB. DentalServ’s financial activity after the merger has been reflected in the Company’s financial statements.

NOTE 3 – INVENTORY

In 2005, the Company determined to discontinue marketing its legacy product, Needlyzer, and plans to liquidate its inventory completely. A customer outside the United States purchased 72 devices and related equipment from the Company in 2006 for approximately $315 per unit, and had indicated that it is working on a proposal to purchase the remaining inventory that the company has on hand. During 2007, the same customer purchased an additional 75 units. The Company has reduced the value of this inventory from its original cost to an amount that is equivalent to its estimated net realizable value less all applicable disposition costs. The write down of the inventory from its original cost occurred in December 31, 2004, and amounted to $394,474. In 2007, the Company has elected to take this write down for tax purposes.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 4 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities in which they exert significant control over. They are comprised of the following:

	2007	2006
Short term advances with no stated terms
settled in the ordinary course of business	$ 6,116	$ 191,116

Demand and Promissory Notes with varying
interest rates and conversion features	2,653,245	2,770,100

	$ 2,659,361	$ 2,961,216

Short term advances consisted of $6,116 and $191,116 for December 31, 2007 and 2006, respectively which were due to various related parties including a company controlled by the Company Chairman for unsettled advances and services.

The promissory notes payable to shareholders bear interest at rates of up to 20% per annum. The amounts of these notes at December 31, 2007 and 2006, included notes in the amounts of $110,000 and $570,100, respectively, that were convertible into common stock at approximately $3.70 per share. During 2007, convertible note holders converted debt and accrued interest totaling $309,980 for 216,347 shares of common stock. During 2007, the Company paid $100,000 of a $200,000 note payable to a former director. The note did not bear interest until July 1, 2007, at which time interest began to accrue at 6% per annum. At December 31, 2007, the principal balance of the note was $100,000 and accrued but unpaid interest totaled $3,000. All principal and unpaid interest was paid in early 2008.

Other demand and promissory notes included $60,000 due to the Vision Fund for advances to DentalServ prior to the merger in 2007. At December 31, 2007 the Company owed Baton Development, Inc. $74,912; Wayne Wellman, a shareholder $25,000; and accrued, but unpaid management fees payable to its Chairman and Chief Operating Officer totaled $133,333. After December 31, 2007, Baton Development, Inc. and Wayne Wellman were paid in full.

The remaining balance of the promissory notes outstanding at December 31, 2007, was represented by a note payable to CRM Development Company (“CRM”), a company controlled by the Company’s Chairman. As of that date, the outstanding principal of the CRM note totaled $2,150,000, and the Company had accrued $120,000 of interest. On January 1, 2007, the outstanding principal balance of the note (then $2,000,000) began to bear interest at an annual rate at 6%. During 2007, CRM loaned an additional $150,000 to the Company. Penalty provisions require payment of an additional 10% of interest on the principal balance if the note is not repaid by December 31, 2007, and an additional 5% of interest every sixty days thereafter. The note is callable if not repaid by December 31, 2008. Principal and all accrued interest on the note becomes due when the Company completes an equity or debt financing resulting in gross proceeds to the Company of at least $6,000,000. Based upon an agreement between the Company and the Series A Stockholders, the Company used proceeds from its sale of preferred stock to retire all of the accrued interest and $1,250,000 of the principal of the CRM note early in 2008. Interest is being paid monthly in 2008.

During 2006, approximately $2.6 million of the 2005 balance of promissory notes was repaid from the proceeds of the $5,000,000 term note discussed in Note 7. Also during 2006, another approximately $1.6 million of the 2005 balance of promissory notes were converted into shares of the Company stock.

NOTE 5 – RELATED PARTY TRANSACTIONS (RESTATED)

The CRM note discussed in Note 4 above was issued on September 1, 2006 as part of a restructuring of the Company’s debt. Before the restructuring, CRM had continuously loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building owned by a partnership in which the Company’s Chairman is a partner. Before September 1, 2006, all amounts advanced by CRM were recorded as book entry advances with no definitive repayment terms. The balance of these advances totaled $3,188,363 at December 31, 2005. CRM agreed to forgive amounts otherwise owed by the Company in exchange for 536,306 shares of common stock valued at $1,822,805 and the CRM note in the amount of $2,000,000. The Company also recorded a contribution to paid-in capital to reflect the remaining $1,294,526 of advances forgiven by CRM. During 2007, CRM loaned an additional $150,000 to the Company, increasing the principal amount of the CRM note to $2,150,000.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 5 – RELATED PARTY TRANSACTIONS (RESTATED) (Continued)

In addition to the transactions discussed above and in Note 4, the Company incurred interest expense on the indebtedness to shareholders totaling approximately $199,000 and $415,000 for the years ended December 31, 2007 and 2006, respectively. Accounts payable to officers and employees of the Company totaled approximately $195,000 at both December 31, 2007 and 2006, respectively.

NOTE 6 – INTANGIBLE ASSETS

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

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2008	$ 83,862
2009	546,857
2010	644,681
2011	616,859
2012	602,909
After 12/31/12	658,645

NOTE 7 – LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
Payable to Fifth Third Bank, Term Loan, interest
payable at prime plus 2%, monthly payments of $138,889
beginning June 2008, maturing May 1, 2011,
collateralized by an assignment of intellectual properties	$ 5,000,000	$ 5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit, interest at prime plus 2%, payable monthly beginning in April 2007,
due August 1, 2008	1,492,500	175,000

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5%
monthly payments of principal and interest of $10,000
due through July 23, 2010, secured by certain inventory of the
Company and personally guaranteed by the Company’s
Chairman, CFO and two other shareholders	434,781	518,095

	6,927,281	5,693,095

Less: Current Portion	2,358,089	83,991

Long-term portion	$ 4,569,192	$ 5,609,104

The revolving line of credit, as amended in March 2007, permits the Company to draw up to $1,500,000.

The credit agreement contains financial covenants that require the Company to:

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 7 – LONG-TERM DEBT (Continued)

The Company did not meet the covenants as of December 31, 2007, which would have entitled the lender to accelerate the payment of the principal and interest due under the credit agreement, among other remedies. When management notified the lender of the non-compliance with the covenant, the lender waived compliance with the covenants through December 31, 2008.

Maturities of long-term debt are summarized as follows:

2009	$ 1,503,974
2010	1,616,970
2011	1,420,208
2012	28,040

$ 4,569,192

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $.01 per share, which is issuable in series. At December 31, 2007, the Company had 13,285,072 shares of common stock and 6,668,229 Series A Convertible Preferred Stock outstanding. In addition, warrants to purchase 25,820,150 shares of common stock were outstanding at December 31, 2007. The Company issued the Series A Convertible Preferred Stock and four series of warrants to purchase a total of 25,286,692 shares of common stock in a private placement to institutional investors completed on December 28, 2007, and described in Note 1.

The following is a summary of the material rights, preferences, privileges, and restrictions of the Series A Convertible Preferred Stock.

Dividends

The Series A Stockholders are entitled to receive cash dividends at the rate of 5% of the stated liquidation preference amount ($1.81 per share). Dividends will be prorated for shares not outstanding for a full year.

Dividends are cumulative, and will only accrue and be payable upon any liquidation of the Company. Dividends on Series A Stock will be paid before dividends on any junior stock.

Liquidation Rights

Upon any liquidation of the Company, the holder of Series A Stock is entitled to receive $1.81 per share plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock.

Voting Rights

The Series A Stockholders have no voting rights, except that as long as there are 200,000 shares of Series A Stock outstanding, the affirmative vote of 75% of the Series A Stock is required for the Company to take the following actions:

  To authorize the issuance of a series of stock ranking equal or senior to the Series A Stock with respect to liquidation rights.

  To repurchase, redeem, or pay dividends on shares of common stock other than de minimus repurchases or contractual redemption obligations.

  To amend the articles of incorporation or bylaws or to reclassify our outstanding securities in a way that materially and adversely affect the rights of Series A Stock.

  To make any unauthorized distribution to the holders of stock junior to the Series A Stock.

  To voluntarily file for bankruptcy, liquidate assets or make an assignment for the benefit of our creditors.

  To discontinue involvement in the Company’s current business.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

Conversion Rights

The Series A Stock is convertible into shares of common stock at any time, in whole or in part, at the option of the holder. For each share of Series A Stock converted, the holder will be entitled to receive a number of shares of common stock equal to the quotient of: (1) $1.95, divided by (2) the conversion price in effect as of the date of the delivery of the holder’s notice of election to convert.

The conversion price is initially $1.95 per share, but is subject to adjustment for certain events, including stock splits, stock dividends, distributions, reclassifications or reorganizations. In addition, the conversion price is subject to adjustment if the Company issues additional shares of common stock or securities convertible into, or exchangeable for, common stock, in either case at a price per common share less than the conversion price then in effect. The conversion price adjustment does not apply to the issuance of shares in certain transactions identified in the certificate of designations unless the holder of the Series A Stock waives the restriction.

The Series A Stock cannot be converted into common stock if the conversion will result in the holder beneficially owning in the aggregate more than 9.9% of our common stock outstanding.

Buy-In Rights

If the Company fails to timely deliver common stock issuable upon conversion of Series A Stock, and the holder is required to purchase common stock to deliver in satisfaction of a sale of the shares to have been issued upon the conversion, then the Company must pay the holder in cash the difference between the total purchase price the holder paid to acquire common stock to complete the sale and the amount obtained by multiplying (1) the number of shares of common stock issuable upon conversion of the Series A Stock times (2) the price at which the holder’s sell order for those shares was executed.

Redemption Rights

Upon the occurrence of a “major transaction,” each holder of Series A Stock can require the Company to redeem all or a portion of the holder’s Series A Stock equal to 100% of the liquidation preference amount plus any accrued but unpaid dividends. The Company can elect to pay in shares of common stock, in which case the price per share will be based on the conversion price then in effect.

A “major transaction” includes consolidation or merger transactions that would result in a change of control of our company, the sale of more than 50% of our assets, or the purchase of more than 50% of the outstanding shares of our common stock.

Upon the occurrence of one of the triggering events listed below, each holder of Series A Stock can require the Company to redeem all or a portion of the holder’s Series A Stock at a price per share equal to 120% of the liquidation preference amount plus any accrued but unpaid dividends and liquidated damages.

 Triggering events include:

	(1)	Lapse of the effectiveness of the registration statement for 20 consecutive trading days, or unavailability of the registration statement for sale of MedPro common stock for 20 consecutive trading days and MedPro common stock cannot be sold in the public securities market, provided that the unavailability is not due to factors solely within the control of the holder of the Series A Stock.

	(2)	Suspension from listing or trading on any one of, or the failure of MedPro’s common stock to be listed or traded on at least one of, the OTC Bulletin Board, the Nasdaq Capital Market, the Nasdaq Global Market, the New York Stock Exchange, Inc., or American Stock Exchange, Inc. for five consecutive trading days.

	(3)	Notice of our inability to convert Series A Stock into shares of common stock.

	(4)	Failure to comply with a conversion notice for 15 days.

	(5)	Deregistration of common stock so it is no longer publicly traded.

	(6)	Consummation of a “going private” transaction so that the common stock is no longer registered under the Securities Exchange Act of 1934.

	(7)	Breach of a term of the purchase agreement or the certificate of designation or any other agreement delivered in connection with contemplated transactions that has a materially adverse effect and is not a curable breach of a covenant that continues for more than 10 business days.

For triggering events (1), (2), (3), and (7), the Company can elect to pay in cash or shares of common stock (the price per share is the conversion price then in effect). For (4), (5), and (6), the Company will redeem for cash.

See Note 10 regarding the classification of the Series A Stock as equity.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

No Preemptive Rights

Except as noted in the following paragraph, a holder of Series A Stock will not have the right to subscribe for, purchase or receive any part of any new or additional shares of any class of our shares, or any of our debt securities convertible into shares, except for the holder’s conversion rights. Our board of directors will have the power to authorize the company to issue shares (other than Series A Stock) or debt securities on such terms and for such consideration as they deem advisable.

For one year following the effective date of the registration statement covering the resale of shares of common stock issuable upon the conversion of Series A Stock or the exercise of the related warrants, each Series A Stockholder will have the option to purchase up to its pro rata portion of all or a portion of the securities being offered in any subsequent debt or equity financing on the same terms and conditions proposed by any third party. The right would not apply to shares issued to acquire patents for technology, under employee benefit plans and certain other corporate transactions.

If the Company were to liquidate, dissolve or engage in certain other transactions as of December 31, 2007, the Company would owe the Preferred Shareholders a liquidation preference dividend of $4,975. This amount has not been recorded in the financial statements.

The Company’s four Series A Convertible Preferred Stockholders also hold Series “A” warrants and Series “B” warrants to purchase common stock, one warrant of each series for each of the 6,668,229 shares of preferred stock they hold. In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrants for each of the 5,975,116 shares of preferred stock it holds. See Note 11 for a description of the terms of these four series of warrants and details on how they have been valued under the Black-Scholes methodology.

Registration Rights

The Company entered into a registration rights agreement with the Series A Stockholders that requires it to register their “registrable securities” with the SEC for public resale. “Registrable securities” are the shares of the Company’s common stock issuable upon (a) the conversion of the Series A Stock and (b) the exercise of the Series A, B, J and C stock purchase warrants. In addition, shareholders who received shares in the December 28, 2007 reverse merger and did not sign lock-up agreements with the Series A Stockholders may have their shares included in the registration statement, which would enable them to sell their shares without compliance with a one year holding period or other conditions of Rule 144. The material terms of the registration rights of the Series A Stockholders are as follows:

Resale Registration

The Company must (and did) file a registration statement within 60 days after closing, to register all registrable securities. The registration statement also covers additional shares of common stock resulting from stock splits, dividends or other similar transactions with respect to the registrable securities.

The Company must use commercially reasonable efforts to promptly cause the registration statement to become effective and stay continuously effective, until the earlier of (i) the date when all registrable securities covered under the registration statement have been sold or (ii) the date when the registrable securities can be sold without any restriction pursuant to Rule 144 of the Securities Act.

Liquidated Damages

If the Company fails to file:

  A request for acceleration of effectiveness of the registration statement within 3 business days after the SEC notifies us that a registration statement will not be reviewed; or

  A subsequent registration statement if the original registration statement ceases to be effective before expiration of the effectiveness period; or

If the Company postpones or suspends the effectiveness of a registration statement for more than 60 days in the aggregate during any 360-day period; or

If trading in the Company’s common stock is suspended or if the common stock is no longer quoted on or is delisted from the OTC Bulletin Board (or other principal exchange on which the common stock is traded) for any reason for more than three business days in the aggregate;

Then the Company must pay liquidated damages to each Series A Stockholder equal to 1.5% of the holder's initial investment in the Series A Stock then held by the holder for each calendar month, or portion thereof, until the failure or breach is cured. Liquidated damages will not exceed an aggregate of 20% of the amount of the holder's initial investment in the Series A Stock.

Piggy-Back Registrations

If the Company registers securities for an offering for sale (other than registrations in connection with the acquisition of a business or with employee benefit plans), then the Company must register the shares of its common stock issuable upon the conversion of Series A Stock or the exercise of warrants, upon the request of a Series A Stockholder.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

Demand Registration Rights

Series A Stockholders may make a written request for registration of shares of common stock not previously registered that are issued upon the occurrence of a "major transaction" or "triggering event." The Company must use reasonable best efforts to register the shares no later than 120 days after the holder's request and keep the registration statement continuously effective for as long as the holder shall request, but no later than the date that the shares of common stock may be offered for resale to the public without restriction pursuant to Rule 144.

A "major transaction" includes certain consolidation or merger transactions, the sale of more than 50% of the Company’s assets, or the purchase of more than 50% of the outstanding shares of the Company’s common stock.

"Triggering events" include:

	(1)	Lapse of the effectiveness of the registration statement for 20 consecutive trading days, or unavailability of the registration statement for sale of the Company’s common stock for 20 consecutive trading days and the Company’s common stock cannot be sold in the public securities market, provided that the unavailability is not due to factors solely within the control of the Series A Stock holder.

	(2)	Suspension from listing or trading on any one of, or the failure of the Company’s common stock to be listed or traded on at least one of, the OTC Bulletin Board, the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, Inc., or the American Stock Exchange, Inc. for 5 consecutive trading days.

	(3)	Notice of the Company’s inability to convert Series A Stock into shares of common stock.

	(4)	Breach of a term of the purchase agreement, the certificate of designation or any other agreement delivered in connection with the sale of the Series A Stock that has a materially adverse effect and is not a curable breach of a covenant that continues for more than 10 business days.

Expenses

The Company will bear all expenses of any registration described above, other than any underwriting, discounts, commissions, transfer taxes or fees incurred by the holders of registrable securities in connection with the sale of registrable securities.

Assignment	The registration rights of the holders of registrable securities can be assigned to the holders and subsequent successors and assigns.

The Company agreed to issue as of December 28, 2007, warrants to purchase 533,458 common shares to SC Capital Partners, LLC for $1.81 per share. These warrants were compensation for financial advisory services in connection with the $13,000,000 Series A Stock sale. The terms of these warrants are comparable to the “A” warrants and expire on December 28, 2012. None of these warrants have been or are eligible to be exercised as of the date of the financial statements.

The Company has authorized the issuance of warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for a research report to be written and published about the Company in a medical device industry publication. These warrants have not been issued, will not eligible to be exercised until after the report is issued, and will expire on December 28, 2012.

During the year ended December 31, 2007:

In 2001, the Company issued 8% convertible notes that automatically convert into shares of common stock upon the completion of an equity financing that raises gross proceeds of $2 million. The principal and accrued interest on the notes converted at a price equal to 74% of the price per share at which the shares are issued in the financing. Upon the closing of the sale of the Series A Stock on December 28, 2007, the convertible notes then outstanding converted into a total of 216,347 shares of common stock at a conversion price equivalent to $1.43 per share. The conversion price was 74% of the per share valuation of the common stock negotiated with the Series A Stockholders in connection with their investment. One of the noteholders is a former director of the Company.

On May 10, 2007, the Company paid $472,983 in cash to retire a fifth convertible note, including accrued interest of $222,983, and also issued 7,641 shares to the holder for his forbearance on the past due outstanding balance of the note. To raise the cash to retire this note, the Company issued a total of 516,474 shares on May 10, 2007, to three shareholders for $500,000, or approximately $0.97 per share. The price per share was negotiated with the shareholders and reflected that the shareholders were investing cash, not converting outstanding debt. One of the shareholders involved in these transaction is the father of the Company’s Chairman and CEO.

As part of the September 2006 debt restructuring, the Company’s Chairman and CEO agreed to personally guarantee the term loan and revolving line of credit under the Company’s credit agreement, for which the Company agreed to pay him a $250,000 fee. The Chairman subsequently assigned the right to receive the guarantee fee to another shareholder, and on December 28, 2007, the shareholder exchanged this right for 183,798 common shares, or $1.36 per share.

Options to purchase 25,000 shares of common stock were outstanding at December 31, 2006. The options were issued as inducements for investors and shareholders to provide funding. All of the 25,000 options outstanding at December 31, 2006, expired unexercised during 2007.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2006:

Except as noted, the shares issued in debt conversions during 2006 were valued at approximately $3.40 per share, the price per share the Company negotiated with non-affiliate shareholders and applied to its transactions with affiliates.

In 2006, the Company granted a total of 81,810 shares, or 13,635 shares each to its five directors and its Corporate Secretary as compensation for service in those capacities during 2003, 2004, and 2005. The shares were valued at approximately $1.81 per share, based on the estimated average value of the shares over the three year period. These individuals received no other compensation during that period.

A firm that had previously performed accounting and tax services for the Company elected to convert an outstanding $37,099 receivable into 10,915 shares of common stock in 2006. This amount was capitalized and the three partners of the firm, one of whom was a director and corporate treasurer of the Company, divided the shares. Also in 2006, the Company issued 29,422 shares to one of its executive officers in lieu of $100,000 of unpaid compensation.

In August 2006, the Company acquired the Key-Lok needleless IV system from Baton Ventures, LLC, an entity managed by Baton Development, Inc., an entity owned by the Company’s Vice Chairman, a director. The Company issued a total of 291,020 shares and assumed outstanding legal bills of approximately $10,000 as consideration for the acquisition. In addition, Baton Ventures, LLC elected to convert a total of $296,002 in outstanding bridge loans into 132,997 shares of common stock.

During the year, two shareholders also converted $98,500 in outstanding notes payable into 28,981 shares of common stock.

In a debt restructuring described in Notes 4 and 5, in September 2006, CRM agreed to accept a note payable of $2,000,000 and 536,306 shares of common stock valued at $2,033,753 in satisfaction of debt owed by the Company. At the time of the agreement, CRM was owed a total of $5,328,279, which included accrued interest due of $1,294,526. In exchange for the shares and the note payable, CRM agreed to forgive all debt, interest payable, warrants, options, and any other associated compensation due for cash advances, extensions of credit, and all other services provided by CRM during the period from January 1999 through September 2006.

NOTE 9 – INCOME TAXES (RESTATED)

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

	2007	2006
Deferred tax assets (liabilities):
Fixed assets	$ 97,951	$ 3,152
Inventory	0	124,754
Accrued interest payable	125,936	180,636
State deferred tax asset	782,094	666,630
Net operating loss carryforwards	4,207,979	3,469,025
Less: valuation allowance	(5,213,960)	(4,444,197)

Net deferred tax assets	$ -	$ -

The Company had no deferred tax liabilities as of December 31, 2007 and 2006 and the majority of its deferred tax asset consists of a net operating loss carryforward (tax effect) of $4,207,979 and $(3,469,025), respectively, directly related to its total net operating loss carryforwards of $12,376,408 and $10,203,015, respectively. These net operating loss carryforwards begin expiring in 2015, and are entirely offset by valuation allowances of $(5,213,960) and $(4,444,197) as of December 31, 2007 and 2006, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by FIN 48. The Company does not believe that any of its positions it has taken will not prevail on a more likely than not basis. As such no disclosure of such positions was deemed necessary.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 9 – INCOME TAXES (RESTATED) (Continued)

Management has elected to adjust its Needlyzer inventory to the lower of cost or market basis for tax purposes in 2007, consistent with a financial statement position taken in 2004. Management believes that future marketing efforts for the Needlyzer device will not result in commercially reasonable results and that for tax purposes the inventory should be written down to the net realizable value. The current year effect of this adjustment before valuation allowance on the net deferred tax asset for inventory is a reduction of $124,754 in deferred Federal income tax asset and an adjustment in the deferred state tax asset of $22,015 for a combined total effect of $146,769. Since 100% of these deferred tax assets were previously reserved there has been no impact on either the tax provision on the income statement or the deferred tax assets on the balance sheet.

The cessation of marketing and shipping efforts in 2007 of the remaining Needlyzer inventory and the resulting write down for tax purposes is a permissible adjustment and tax position under the first in first out lower of cost or market approach to inventory valuation for tax purposes and management believes it will prevail in this adjustment upon examination. Since 100% of this adjustment is part of a net operating loss carryforward, the impact may never be realized and has been reserved by valuation allowance.

As a result of its merger with DentalServ.com on December 28, 2007, the Company’s ability to utilize loss carryforwards from the former MedPro (the loss corporation and the acquired corporation for tax purposes) to offset taxable income will be limited by Internal Revenue Code Section 382. Future utilization of net operating loss will be based on the long-term tax exempt rate at the date of merger applied against the value of the loss corporation. The value of the loss corporation ($22,000,000) for purposes of the merger was established by arms-length negotiation. The available net operating loss will be further adjusted by the recognition, for tax purposes, of built-in gains or losses as of the date of acquisition.

NOTE 10 – LEASE COMMITMENT WITH RELATED PARTY

The Company leases its office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease with a related party. On January 10, 2007, the Company signed a lease addendum that extended the term of the original 1998 lease through August 2012 with two five-year extension options. The amended lease provides for lease payments of $3,500 per month from January 1, 2007, through July 31, 2007, and $6,500 per month from August 1, 2007, through January 31, 2008. Beginning on February 1, 2008, the lease payment increased to $6,975 per month ($83,700 per year) for the remainder of the term when the Company increased its leased space by an additional 1,063 square feet.

Total lease expense was $57,000 and $24,488 for the years ended December 31, 2007 and 2006, respectively.

Future minimum annual lease payments at December 31, 2007, are as follows:

2008	$ 82,225
2009	83,700
2010	83,700
2011	83,700
2012	55,800

$ 389,125

NOTE 11 – STOCK OPTIONS AND WARRANTS (RESTATED)

Employee options

As of December 31, 2007, the Company had no written or unwritten stock ownership or option plans for employees. The Preferred Stock Purchase Agreement among the Company and the Series A Stockholders authorized the Company to award rights to purchase 3,000,000 common shares at $1.81 per share, the agreed upon valuation of the Common Stock in the Preferred Stock Purchase Agreement, to its management and employees under an employee stock option program. Terms of the purchase rights have not been established, nor have they been assigned or allocated to any members of management, directors or employees as of the date of these financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 11 – STOCK OPTIONS AND WARRANTS (RESTATED) (Continued)

Stock purchase warrants

The Company’s four Series A Convertible Preferred Stockholders hold one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of preferred stock they hold. In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrants for each of the 5,975,116 shares of preferred stock it holds. None of the warrants issued to the Series A Convertible Preferred Stockholders had been issued as of the date of the financial statements. The following is a summary of the rights of the four series of warrants issued with the Series A Stock:

Series A Warrant	Entitles holder to purchase one share of common stock at a purchase price of $1.81 per share, 93% of the purchase price per share of Series A Stock.

Series B Warrant	Entitles holder to purchase one additional share of common stock at a purchase price of $1.99 per share, 102% of the purchase price per share of Series A Stock.

Series J Warrant

The Series J Warrant entitles the holder to purchase one share of Series B Stock at a purchase price of $8.72 per share. Each share of Series B Stock, in turn, is convertible at the option of the holder into four shares of common stock at a purchase price of $2.18 per share.

Series C Warrant

Entitles the holder to purchase one share of common stock at a purchase price of $2.18 per share, 112% of the purchase price per share of Series A Stock. The Series C Warrants become exercisable only if, and to the extent that, the corresponding Series J Warrant has been exercised.

Exercise Period	The Series A, Series B, and Series C Warrants may be exercised through December 28, 2012. The Series J Warrant can be exercised no later than December 28, 2008.

Adjustments to the Exercise Price and Number of Shares Available	The price per share and number of shares available under each series of Warrant is subject to adjustment in the following circumstances:

  the recapitalization, reorganization or reclassification of our company;

  the consolidation, merger or sale of our company;

  stock dividends, stock splits or reverse stock splits;

  or the issuance of additional shares of common stock or common stock equivalents, or other distributions made to the holders of common stock other than permitted issuances.

Exercise Price Protection

If before December 28, 2008, the Company issues shares of common stock at a price less than the conversion price per common share of the Series A Stock then in effect, the exercise price of the warrants of each series will automatically adjust to the lower price per common share.

Cashless Exercise

In lieu of exercising their warrants for cash, the holders of Series A, Series B, and Series C Warrants (but not the Series J Warrant) may make a cashless exercise of their warrants, and will receive a number of shares of common stock having a market value equal to the difference between the then-current market value of the number of shares for which the warrant is exercised and the exercise price for those shares.

Registration Rights	The warrant holders have the registration rights with respect to the shares of common stock issuable upon the exercise of their warrants described in Note 8, above.

Buy-In Rights

If the Company fails to timely deliver common stock issuable upon exercise of a warrant, and the holder is required to purchase common stock to deliver in satisfaction of a sale of the shares to have been issued upon the exercise, then the Company must pay the holder in cash the difference between the total purchase price the holder paid to acquire common stock to complete the sale and the amount obtained by multiplying (1) the number of shares of common stock issuable upon exercise of the warrant times (2) the price at which the holder’s sell order for those shares was executed.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 11 – STOCK OPTIONS AND WARRANTS (RESTATED) (Continued)

See the table below for details on the valuation of these warrants pursuant to the Black-Scholes method.

The Company agreed to issue warrants to acquire 533,458 common shares to SC Capital Partners, LLC for $1.81 per share, on December 28, 2007. These warrants were compensation for financial advisory services in connection with the $13,000,000 private placement. The terms of these warrants are similar to the “A” warrants and expire on December 28, 2012. The Company has valued the warrants at $211,928 utilizing the Black-Scholes method.

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

In accounting for the conversion feature embedded within the Series A Stock, the Company considered FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Under this guidance, the classification of an issuer’s convertible preferred stock as permanent equity depends upon the issuer having control with respect to the manner of redemption of the convertible preferred stock.

The right of Series A Stockholders to redeem their shares arises first in the event of a consolidation or merger that would result in a change of control of the Company, the sale of 50% of its assets, or a purchase of 50% of the outstanding shares of the Company’s common stock. Mergers, consolidations and asset sales require approval by the board of directors. A third party could purchase 50% of the outstanding shares only from the Company directly or in a voluntary sale by one or more common shareholders. These circumstances, being characteristic of all equity, do not preclude classification as equity.

Of the other seven events triggering the right of Series A Stockholders to redeem their shares, four are events for which the issuer has the option to redeem in either cash or common shares. The redemption ratio is fixed and adjusts only if the Company sells common shares at a price less than the price per share at which the preferred stock converts into common stock. In other words, the adjustments to the ratio are not of a dilutive nature that would generally give rise to liability treatment.

The other triggering events would occur only through purposeful actions by the Company or otherwise within its control.

  As of December 31, 2007, the Company had 90,000,000 common shares authorized and 13,285,072 common shares issued and outstanding. Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of EITF 00-19.
  The deregistration of Company’s common stock is within its control;
  The consummation of a going private transaction is within the Company’s control.

Based on the foregoing analysis, the Company concluded that the embedded conversion feature would not be separately accounted for as a derivative liability from the Series A Stock.

In accordance with this guidance, the Company recorded a deemed dividend in the amount of $3,975,120 by increasing the retained deficit and increasing additional paid in capital by that amount effective on December 28, 2007 to reflect the estimated fair value of the embedded conversion feature in the Series A Stock. The $3,975,120 amount represents the approximately $0.60 difference per share between the $1.81 liquidation value per share of the preferred stock and the $1.21 per share value of the warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

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

MEDPRO SAFETY PRODUCTS, INC. Notes to Financial Statements (continued)

NOTE 11 – STOCK OPTIONS AND WARRANTS (RESTATED) (Continued)

Assumptions used in valuing all but the J warrants included an expected term of 2.5 years, volatility of 43.54%, and an equivalent bond yield of 4.36%. Assumptions used in valuing the J warrants included an expected term of 1.0 years, volatility of 36.57%, and an equivalent bond yield of 4.53%.

The following table summarizes the terms and values of the Company’s stock purchase warrants at December 31, 2007:

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation

Vendor
Warrant	$1.99	68,036	2.5 Years	None	$21,885

SC Capital
Partners, LLC	$1.81	533,458	2.5 Years	None	$211,928

Vision Fund
A Warrants	$1.81	6,155,288	2.5 Years	6,155,288	$2,445,325

Vision Fund
B Warrants	$1.91	6,155,288	2.5 Years	6,155,288	$1,979,933

Vision Fund	$2.18	5,975,116	2.5 Years	None	$1,530,102
C Warrants

Vision Fund
J Warrants	$2.18	5,975,116	12 Months	5,975,116	$990,631

Sands Funds
A Warrants	$1.81	512,941	2.5 Years	512,941	$203,777

Sands Funds
B Warrants	$1.99	512,941	2.5 Years	512,941	$164,994

Exercisable at the end of the period, weighted average exercise price	$2.03	25,888,184	—	19,311,574	$7,548,575

The Company recorded unearned non-employee compensation for services of $21,885 as of December 31, 2007. Series A through J warrants issued in connection with the $13,000,000 preferred stock offering were non-compensatory as they were associated with raising capital and would yield approximately $51.4 million if all were exercised for cash.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements (continued)

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. See Note 11 for details of outstanding options and warrants. Because we have net losses for the periods presented, there is no dilutive effect and the basic and diluted loss per share are the same for all years presented.

NOTE 13 – SUBSEQUENT EVENTS

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

NOTE 14 – RESTATED FINANCIAL STATEMENTS

After the Company issued its financial statements for the fiscal years ended December 31, 2007 and 2006 and filed its Annual Report on Form 10 K for the year ended December 31, 2007, the Company concluded that adjustments were needed to the 2006 and 2007 financial statements. The 2006 Financial Statements have been restated to record as Additional Paid in Capital $1,294,526 that was originally recorded as income as a result of the discharge of accrued interest expense payable to the Company’s Chairman, W. Craig Turner and related companies. This adjustment resulted in a reduction of income and an increase in Accumulated Deficit in the 2006 financial statements and an increase in Additional Paid in Capital.

The weighted average shares outstanding for 2007 and 2006 in the Form 10-K as originally filed were incorrectly computed. The corrected amounts are 7,865,388 shares for 2006 and 10,579,301 shares for 2007.

The Company has also recorded a deemed dividend in the 2007 Shareholders’ Equity section of the balance sheet for 2007 to reflect the recording of the value of the embedded conversion feature of the Series A Preferred Stock as a $3,975,120 dividend and an increase in Additional Paid in Capital. This adjustment reflects a reclassification on the balance sheet for 2007 and was therefore not reflected as a restatement.

As a result of these changes and other changes in response to comments on our S1 Registration Statement, the following financial statement line items as of December 31, 2006 and 2007 have been adjusted:

2006 Changes	As Previously Reported	As Corrected	Effect of Change
Balance Sheet
Additional paid-in capital	$9,753,801	$11,048,327	$1,294,526
Accumulated deficit	(15,185,213)	(16,479,739)	(1,294,526)

Statement of Operations
Income from debt forgiveness with related party	1,294,526	—	(1,294,526)
Total other income (expenses)	321,660	(972,866)	(1,294,526)
Net loss	(1,021,281)	(2,315,807)	(1,294,526)
Net loss attributable to Common shareholders	(1,021,281)	(2,315,807)	(1,294,526)
Weighted average number of shares outstanding – basic and diluted	8,523,432	7,865,388	-658,044
Net loss per share – basic and diluted	(0.12)	(0.29)	(0.17)

Statement of Shareholders’ Equity/ (Deficiency)
Contribution to additional paid in capital of accrued interest	—	1,294,526	1,294,526
Net loss	(1,021,281)	(2,315,807)	(1,294,526)
Additional paid-in capital Total	9,753,801	11,048,327	1,294,526
Accumulated deficiency Total	(15,185,213)	(16,479,739)	(1,294,526)

Statement of Cash Flows
Net loss	(1,021,281)	(2,315,807)	(1,294,526)
Stock issued for interest	278,055	130,275	(147,780)
Stock issued for services	—	147,780	147,780
Gain on retirement of debt	(1,294,526)	—	1,294,526

Cash Flow from Financing Activities
Proceeds from notes payable to and advances from shareholders	—	200,000	200,000
Repayments on notes payable to and advances from shareholders	—	(3,082,729)	(3,082,729)
Proceeds from issuance of common shares	(3,082,729)	—	3,082,729
Net cash from issuance of preferred shares	200,000	—	(200,000)

2007 Changes
Balance Sheet
Additional paid-in capital	22,358,720	27,628,366	5,269,646
Accumulated deficit	(18,437,812)	(23,707,458)	(5,269,646)

Statement of Operations
Preferred Stock:
Deemed dividend on embedded conversion feature	—	(3,975,120)	(3,975,120)
Net loss attributable to common shareholders	—	(7,227,719)	(7,227,719)
Weighted average number of shares outstanding – basic and diluted	10,901,534	10,579,301	(322,233)
Net loss per share - basic and diluted	(0.30)	(0.68)	(0.38)

Statement of Shareholders’ Equity/ (Deficiency)
Reverse split for common on Vacumate, LLC merger	—	(6,216,297)	(6,216,297)
Common shares issued to Vacumate, LLC members	—	6,216,297	6,216,297
Deemed dividend on embedded conversion feature in preferred
stock - Accumulated deficiency	—	(3,975,120)	(3,975,120)
Deemed dividend on embedded conversion feature in preferred
stock – Additional Paid-In Capital	—	3,975,120	3,975,120

Statement of Cash Flows
Cash Flow from Financing Activities
Proceeds from notes payable to and advances from shareholders	—	1,370,000	1,370,000
Repayments on notes payable to and advances from shareholders	(91,754)	(1,461,754)	(1,370,000)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed dividend on embedded conversion feature in preferred stock	—	3,975,120	3,975,120