Form 10-K/A
period 2007-12-31
MedPro Safety Products, Inc.
filed 2009-02-19
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 2)

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

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   |_|     No   |X|

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

Large accelerated filer |_| (Do not check if a smaller reporting company.)	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

     MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 2 (the “Amended Report”) to its Annual Report on 10-K for the fiscal year ended December 31, 2007 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on April 18, 2008. The Company hereby amends the Item 15(c) of Part IV to amend the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to SEC Rule 13(a)-14(a), and to provide currently dated certification pursuant to Section 906 of the Sarbanes-Oxley Act (Section 1350 of Chapter 63 of Title 18 of the U.S. Code).

  PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(c)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on February 19, 2009.

MEDPRO SAFETY PRODUCTS, INC.

By:	/s/ Walter Weller Walter Weller President and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code