Form 10-K
period 2008-12-31
MedPro Safety Products, Inc.
filed 2009-03-30
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes  ☐      No  ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐      No  ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller  reporting company.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company  ☒
(Do not check if a smaller reporting company.)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

     As of December 31, 2008, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $70,171,320.

     As of February 28, 2009, 13,320,379 shares of the registrant’s common stock are outstanding.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this report, factors that could contribute to those differences include, but are not limited to:

▪	We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.
▪	The ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us
▪	The continued service of key management personnel.
▪	Our ability to attract, motivate and retain qualified employees.
▪
Changes in government laws and regulations affecting the medical device industry, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

▪
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

▪	Potential litigation or other proceedings, including product liability and patent infringement claims adverse to us.
▪	The effects, if any, of adverse media exposure or other publicity regarding our business, products or operations.
▪	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the FDA (or foreign counterparts) or declining sales.
▪	Our ability to maintain favorable supplier arrangements and relationships with manufacturers and distributors of our products.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. These statements speak only as of the date of this report (or an earlier date to the extent applicable). We do not intend to update these statements unless applicable laws require us to do so.

Item 1.    Business.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation.  Our present strategy focuses on developing and commercializing four products in three related product sectors: blood collection devices, syringes for the clinical healthcare market, and intravenous devices.  Our objective for each of our products is to enter into a strategic agreement with one of more major medical product distribution firms.  Whenever possible, these agreements would be on a minimum volume basis in which the distributor would be obligated to purchase a minimum quantity of units at a fixed price per unit.  We plan to outsource the production of all of our products to established medical safety device manufacturers.

Currently, we have entered into two minimum volume distribution agreements for three blood collection products.  We expect to commence delivery of the first of these products during the fourth quarter of 2009.  We are also discussing the potential terms of distribution arrangements with respect to a proprietary safety syringe and a needleless intravenous access line.  Our longer-term product development plans include prefilled pharmaceutical safety syringes and a needleless intravenous line based on patents and designs we control.

Our offices are located at 817 Winchester Road, Lexington, Kentucky 40505 and our telephone number is (859) 225-5375.  Our website is http://www.medprosafety.com.

History and Recent Reorganization

Our company was originally incorporated in Kentucky in 1995 and changed its domicile to Delaware in 1999.  On December 28, 2007, in connection with a financing in which we sold securities to institutional investors for $13 million, we completed a business combination with Dentalserv.com (“DSRV” or “Dentalserv”), a Nevada corporation with nominal assets and no active business, whose shares were registered under the Securities Exchange Act of 1934, as amended.  On that date, the following transactions occurred concurrently:

•	The 5,625,550 shares of DSRV common stock then outstanding were combined into approximately 1,406,400 common shares in a 1-for-4 reverse stock split.

•
Our predecessor MedPro Safety Products, Inc., a Delaware corporation, merged into DSRV.  The combined company issued 11,284,754 of its common shares to former shareholders of our predecessor corporation in the merger and 593,931 common shares as a financial advisory fee.

•	The combined company, a Nevada corporation, changed its name from “Dentalserv.com” to "MedPro Safety Products, Inc."

•
Vision Opportunity Master Fund, Ltd. (“VOMF”), a Cayman Island investment fund that owned approximately 89.4% of the DSRV common stock before the merger, and three other accredited investors purchased $13 million of newly issued shares of a new series of Series A Convertible Preferred Stock (“Series A Stock”) and warrants to purchase our common stock.  We received approximately $11.6 million in net offering proceeds from the sale of these securities.

As a result of these transactions:

•
The combined company continues our historical business, which is developing and marketing medical safety devices incorporating proprietary needlestick prevention technology, as described in this section.

•	The management of our predecessor company became the management of the combined company, and four persons designated by our predecessor company became the board of directors of the combined company.

The following table shows as of February 28, 2009, the ownership of our common stock by our directors and officers as a group, the Series A Stockholders, and our non-affiliate shareholders upon completion of the merger with DRSV and assuming the conversion of all of the Series A Stock and the exercise of all warrants and options for cash.

Shareholder	Common Shares	Price Per Share (1)	Aggregate Exercise Price	Percentage of Common Stock

As of February 28, 2009

Directors and executive officers of MedPro	6,303,234			47.3%
Other non-affiliate shareholders	5,199,488			39.0%
Preferred shareholders	1,817,657			13.7%
TOTAL	13,320,379			100.0%

Assuming conversion of all preferred stock and exercise of all warrants and stock options for cash

Directors and executive officers of MedPro
Common stock	6,303,234			12.9%
Other warrants	131,023	$1.81	$237,152	0.3%
Options (2)	2,800,000	$1.81	5,068,000	5.7%
				18.9%

Non-affiliate shareholders
Common stock	5,199,488			10.7%
Other warrants	402,435	$1.81	728,407	0.8%
Employee options (2)	200,000	$1.81	362,000	0.4%
				11.9%

Preferred shareholders
Common stock	1,817,657			3.7%
Series A Stock	6,668,229	$1.95		13.7%
Series B Stock (3)	5,975,116	$2.18		12.2%
A Warrants	6,668,229	$1.81	12,069,495	13.7%
B Warrants	6,668,229	$1.99	13,269,776	13.7%
C Warrants	5,975,116	$2.18	13,025,753	12.2%
				69.2%
TOTALS	48,808,756		$44,760,583	100.0%

(1)	Represents either the conversion price of the preferred stock, or the exercise price of the warrants or options, as applicable.
(2)
The exercise price is equal to the per share valuation of our common stock agreed upon with the preferred stockholders in connection with their purchase of preferred stock and warrants. The options may only be exercised during a 30-day period ending on January 31, 2013.  If before that date either the recipient terminates service with us or a change of control of our company occurs, then the recipient must exercise the options within 30 days after the event.

(3)
Represents the common shares issuable upon the conversion of the 1,493,779 shares of Series B Stock. The Series B Stock converts into shares of common stock at a conversion price of $2.18 per common share, a ratio of 4 common shares per share of Series B Stock.

Market

One of the most potentially deadly risks to blood collection workers is the transfer of blood-borne pathogens such as hepatitis and HIV because of accidental needlesticks.  The International Sharps Injury Prevention Society reports that one million needlesticks to health care workers are reported annually, a number that may account for only one-third of the actual number of needlesticks occurring each year.  Put another way, each year there are 30 needlesticks for every 100 beds in a U.S. hospital, according to the National Institute for Occupational Safety and Health (NIOSH).  An OSHA report estimates that 83% of needlesticks would be preventable with effective safety technology.

The federal Needlestick Prevention Act of  2001 modified blood-borne pathogen standards to require that occupational exposure control plans identify, evaluate and make use of needle devices with built-in safety features and needleless systems for withdrawing body fluids, accessing a vein or artery and administering medications.  Existing needle technology often either included no safety features or required active safety activation by the health care worker.  The passage of this legislation spurred the development of more effective needlestick prevention technology for use in clinical and other healthcare settings.

We believe MedPro is well positioned to play a significant role in the market for needlestick prevention technology.  Since the passage of the Act, we have focused on identifying, acquiring and developing safety solutions employing inherent passive needles or needleless replacements that require no user activation of the safety mechanism.  The use of such passive needlestick technology can reduce insurance premiums for facilities, increase productivity of workers by preventing lost work time due to needlestick injury, and improve the quality of the labor pool in the blood collection market by decreasing the fear of accidental needlesticks.  Our research and development approach has been to identify and acquire leading edge technology with a view to developing medical safety products with significant commercial potential.  We have acquired technology and developed products across several medical device safety segments.

•
The Blood Collection Market.   Based on our research and discussions with potential distribution partners, we estimate the total annual market for blood collection at 700 million units in the U.S. and 1.5 to 2 billion units worldwide.  This market has largely converted to safety devices, with 83% of acute-care facilities using some form of safety blood collection device.  The U.S. market is concentrated with two companies, Smiths Medical and Becton Dickenson, representing approximately 80% of the market.  Neither of the two major suppliers currently offers a fully passive device.

•
The U.S. Clinical Market.  The U.S. clinical health care market, with annual sales of approximately $2 billion, represents the largest single worldwide market for syringes.  It includes 6,000 hospitals, 17,000 nursing homes, 55,000 community pharmacies, 660,000 physicians and 2.2 million nurses.

•
The Intravenous Market. Winged butterfly systems are used for blood collection, accessing a vein or artery and administering medications in the clinical healthcare setting. The estimated market for winged butterfly systems is 200 million units per year, of which only approximately 35% utilize safety features.  The MedPro butterfly system will incorporate fully passive safety deployment functionality.  We believe that this feature will accelerate the transition to safety devices to the penetration levels seen in other related market segments such as safety syringes.

Products

We have several products under development for the blood collection, clinical healthcare syringe, and intravenous device markets that we anticipate launching during the next 24 months.

Vacuette® Blood Collection Safety Products

The Vacuette® Premium Safety Needle System is a blood collection device that is formatted in two separate models:  tube-activated and skin-activated.  The distinction relates to the method in which the safety system, a sleeve that covers the needle after the completion of blood collection, is engaged.  The operator cannot draw blood without having engaged the safety system.  Both models have received FDA 510(k) approval.

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

The Vacuette® Premium Winged Safety Blood Collection Set is used for infusion and blood collection in the healthcare setting where patient comfort and ease of venous access are paramount.  It is a single use, sterile device designed with a fully passive safety system that engages upon completion of access when the user grips the wings and pushes them up. When the wings close to approximately 20 degrees, the safety guard automatically releases over the needle.  The user then removes the device from the patient’s skin with the needle fully covered by the guard.  The guard secures itself over the needle into a fully extended and locked position covering the needle, preventing the wings from reopening.  The user then discards the device without ever having actively deployed the guard or touched the needle.  We expect to apply for FDA 510(k) approval of the winged blood collection set in the second half of 2009.

Winged Safety Blood Collection Set

We are developing a needleless intravenous winged valve line that incorporates our core technology into a collection system that will be very similar to current conventional systems in both appearance and operation. The product has the potential of being the only passive safety system on the market.  The use of our blood collection safety engagement system employs an intravenous system that is both fully passive and engages in a manner familiar to the operator.

“Blunt” Safety Syringe

This family of products involves anti-blunting technology coupled with safety syringe sheathing to avoid needlestick injury.  It also includes a line of syringes that accept prefilled vials of commonly used medicaments or specified dosage of medicaments in pharmaceutical prefilled applications.  They represent low volume, high value, delivery systems for prefilled products.

The safety syringe uses a two-stage passive safety system. The first stage activates as the needle is injected into the medicament for fluid withdrawal. As the needle is withdrawn, the first stage protects the operator from accidental needlestick injuries. The second stage is activated when the needle is injected into the subject. This two-stage approach both protects the subject from contamination passed via the medicament container and provides a sterile needle to the subject that has not been blunted by prior contact.

There are two separate models of this “blunt” safety syringe. One is designed specifically for fillable syringes and the other for prefilled syringes. There are one patent and four U.S. patent applications covering these designs. We have secured the rights to the technology for both models through our strategic relationship with Visual Connections, Inc., described below.

In addition to the five products listed above, we have several products in our development pipeline that we believe have the potential to provide significant future revenues. These include:

Key-Lok Needleless IV Systems Market

The majority of needles used in the healthcare industry are used not for penetrating the skin, but to deliver or withdraw fluids or medications from bottles, ampoules, bags, intravenous administration sets or access ports.  These are referred to as “transfer needles.” Several companies have developed a system of products designed to eliminate the use of sharp transfer needles.  Today, in excess of 85% of health care facilities report using needleless IV delivery systems.  We are well advanced in developing what we believe is a better solution, with wide application and well positioned to compete with the current market leading system.

In 2006, we acquired rights to the technology for the Key-Lok Needleless IV System (KLS), a latex-free blunt-cannula needleless (or needle-free) injection system. The system operates like a conventional needle-based system in that it provides a secure connection for a needle-safe medication delivery system. Designed to be cost competitive with needle-based products, KLS has very few components compared to the more complex needleless systems currently marketed.

We believe that KLS will offer significant market advantages.  It will enable health care providers to administer medications free of unprotected needles, essentially eliminating the likelihood of many accidental needlestick injuries, while reducing cross contamination dangers and minimizing the occurrence of latex-induced hypersensitivities or allergic reactions.

Prefilled Safety Syringes

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

Strategy

Our strategy is to market our safety products through alliances with partners capable of worldwide distribution. The key elements of our strategy include:

•	Enter the U.S. healthcare market with the introduction of the winged safety blood collection set through an alliance with a major medical distribution partner.
•	Finish development of the winged blood collection set and introduce it to the market.
•
Enter the U.S. clinical market with the introduction of the “Blunt” Safety Syringe in 1 ml and 3 ml versions.  Evaluate offering the Blunt Safety Syringe in a size of 5ml or larger, to be used with interchangeable needles.

•	Broaden distribution channels by establishing partnership alliances with more medical product distributors.
•	Complete the development and evaluate the market demand of additional products in the pipeline that appear to have strong market potential.

Over the next 24 months, we plan to introduce five products through arrangements with distribution partners that oblige them to purchase minimum unit volumes of our products. We identify potential distribution  partners for a specific technology who we believe offer a combination of market share access, distribution capability, and credibility in the market as a superior supplier of value-added safety technology to medical device consumers.

Contracts

On July 15, 2008, we entered into two Medical Supply Manufacturing Agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil, as well as a worldwide distribution network.  The two agreements grant Greiner the right to manufacture, market and distribute our three Vacuette blood collection products.  Each agreement extends for a six-year term from the commencement of initial commercial manufacturing of the applicable product.  Greiner agreed to pay us a production royalty per unit on a minimum volume of units of each product over the term of the agreements plus additional cash amounts to acquire the production lines for the products.

The agreement with Greiner for the exclusive right to manufacture, market and distribute our tube-activated and skin-activated blood collection products supersedes and replaces our prior distribution agreement with Greiner for the tube-activated product.  Under the new agreement, we must use commercially reasonable efforts to design, construct, complete and successfully test an initial automated production line (“IPL”) for delivery to Greiner at a mutually acceptable date not before March 31, 2009.  The IPL includes molds, automation, packaging and associated engineering as required.  The agreement provides that Greiner will pay us an amount not to exceed $5.1 million for the IPL, in three installments, with the final payment due March 31, 2009.  We received the initial installment on October 3, 2008.  In addition, we must use commercially reasonable efforts to commence production of a secondary automated production line approximately 24 months after completion of the IPL, depending on volume requirements determined by Greiner.  The date for completion and shipment will be determined by the parties.  Greiner will pay us an amount not to exceed $3.5 million for the second product line in three installments, the first of which shall be due upon initiation of the design review with Greiner.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement, totaling 275 million units for the five-year period.  Greiner is obligated to pay us a production royalty per unit, which decreases after 275 million units have been manufactured.  Greiner has the right to continue to manufacture the products and pay the production royalty in year six.  There will be no minimum annual production requirement for year six if Greiner has not sold 275 million units during the first five years.  Greiner will not have to pay the applicable production royalty on units produced during year six until the aggregate number of units produced for years one through six exceeds 275 million and the minimum royalty on 275 million units has been paid to MedPro by the end of the fifth year.

Greiner also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged safety blood collection set on similar terms.  Under the agreement for this product, we produced an initial design plan for the product, including an estimate of component costs, production line costs, automation line costs, and a cost estimate of the fully designed product for review and approval by Greiner by October 1, 2008.  Upon approval by Greiner, we initiated the construction of an automated production line. Greiner will pay us an amount not to exceed $5 million in exchange for the production line for this product.  Greiner made an initial payment of $1 million upon delivery and acceptance of the initial design.  Thereafter, the balance was to be paid in three equal installments upon (1) completion and acceptance of the final production design, (2) when we order production line equipment and (3) validation of the final production line.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement, totaling 75 million units for the five-year period.  Greiner has agreed to pay a production royalty per unit and has the right to continue to manufacture the products and pay the production royalty in year six.  There will be no minimum annual production requirement for year six if Greiner has not sold 75 million units during the first five years.  Greiner will not have to pay the applicable production royalty on units produced during year six until the aggregate number of units produced for years one through six exceeds 75 million and the minimum royalty on 75 million units has been paid to us by the end of the fifth year.

As of the date of this filing, we are negotiating modifications to our agreement with Greiner to allow Greiner to build the automation lines for all three of our products at Greiner’s plant in Rainbach, Austria.  If we reach such an agreement, we would not receive the future installments contemplated above (the unpaid balance totaling $8.2 million for the automation lines for the Vacuette® safety needle products and winged blood collection, plus $3.5 million for the second Vacuette® line).  These payments were intended to reimburse us for the cost of equipment, molds and fixtures acquired on behalf of our customer, which we would no longer have to incur.  Instead, we would bill only for additional services requested by Greiner and would pass both internal time and materials and third party payments on to Greiner as incurred at their request.  Certain ongoing product design and enhancements will remain our responsibility and be performed at our expense.

Product Development

Since the passage of the 2001 Needlestick Prevention Act, we have focused on developing safety solutions employing inherent passive safety needles or needleless replacements that require minimal or no user activation of the safety mechanism.  Our research and development approach has been to identify and acquire leading edge technology with a view to developing medical device safety products with significant commercial potential.  We have obtained all of our proprietary intellectual property, research and development through either acquisitions or technology agreements with third party inventors.

The most significant of our relationships is with Visual Connections, Inc.  Visual Connections and its founder have developed intellectual property for needlestick reduction solutions across a wide range of applications. We have a long-term relationship with Visual Connections and expect to continue this relationship for the foreseeable future.

We may also engage directly in research and product development activities in the future.  Our winged intravenous valve is based on an internally developed design.  We have no present plans to build an internal research and development function, and our future in-house capabilities will likely depend upon opportunities to add product development personnel through acquisitions or otherwise.

Visual Connections

MedPro maintains a strategic alliance with Visual Connections, Inc., a San Diego, California design and development firm owned by Hooman Asbaghi.  Mr. Asbaghi is an inventor and designer who controls his inventions from inception through product design and market release.  Mr. Asbaghi has also assisted us from time to time in developing customer relationships in the medical device industry.

In 2004, we acquired the interest of Visual Connections in patents related to the Vacuette® passive safety blood collection system. We paid Visual Connections a total of $3,200,000 and will pay royalty fees of 6% of net sales on products developed from this technology until the patents expire, or a minimum royalty fee of $250,000 for the third through eighth years of production if this amount is greater than 6% of net sales.

In 2007, Visual Connections and Mr. Asbaghi entered into a similar agreement with SGPF LLC, a company created by W. Craig Turner, our Chairman, CEO and largest common shareholder.  SGPF was established to acquire technology that we believed had potential for successful commercialization.  At the time, MedPro did not have the financial resources to assume the risk of acquiring and holding the technology until development could be completed, and also risked losing the opportunity to other interested parties.  Under the agreement, SGPF acquired the interest of Visual Connections in five inventions underlying our “blunt” safety syringe and prefilled pharmaceutical products, including rights to the related patent and patent applications (the “Blunt Technology”).  Visual Connections transferred its interest to SGPF upon payment of an initial transfer payment of $250,000. SGPF also agreed to pay transfer payments totaling $2,750,000 in installments over three years beginning in 2007 and a royalty of 5% on the first $250,000 of adjusted gross sales of products using the Blunt Technology in any calendar year, and 4% of the adjusted gross sales of such products for remainder of the year.

MedPro’s August 2007 agreement with SGPF provided that we would manage and direct the development of the Blunt Technology and pay up to $375,000 towards development costs with the objective of fully commercializing the Blunt Technology as quickly as possible.  We also obtained an option to acquire the Blunt Technology from SGPF.  Our option provided us ample opportunity to assess the profit potential and develop a business plan for exploiting the device, and also gave SGPF leverage in negotiations with other potential business partners.

On September 30, 2008, we exercised our option, which required us to pay SGPF $3,345,000 in cash, which covered all amounts SGPF had paid to date to acquire the applicable patents and patent applications technology under its agreement with Visual Connections; and $1,250,000 in newly issued shares of our common stock based on a value of $1.81 per common share assuming certain conditions or milestones are met.  Our obligation to issue the stock portion of the purchase price is contingent upon our collecting $5,000,000 in sales revenue from the products, the sale or license of all or part of the product to a third party or a change in control of the Company.  We assumed the remaining patent payments that were due after the time we exercised our option.  See “Item 13. Certain relationships and Related Transactions, and Director Independence – Technology development and Option Agreement.”  We describe the accounting for this agreement in the footnotes to the financial statements.

In June 2008, MedPro entered into an agreement with Visual Connections and Mr. Asbaghi to acquire the patents, patent applications and related rights to the technology underlying the Vacuette® Premium Winged Safety Blood Collection Set.  Visual Connections transferred its interest to us upon execution of the agreement, and we paid an initial transfer payment of $250,000 shortly after we entered into our agreement with Greiner for the production and distribution of the product.  We also agreed to pay transfer payments totaling $1,250,000 in five quarterly installments, which began in October 2008, as well as a royalty of 4% of the adjusted gross sales of the product.  The agreement also grants MedPro a right of first refusal to negotiate an agreement for the rights to commercialize any additional Visual Connections products in the future.

Intellectual Property and Licenses

We own or hold rights to acquire intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. We own or control the rights to five issued patents and four patent applications that cover our products. We have rights in both domestic and foreign intellectual property. In the aggregate, these intellectual property assets are of material importance to our business. However, we believe that no single patent, technology, trademark, or intellectual property asset is material in relation to our business as a whole.  The following table shows the domestic patents we currently hold, as well as those products for which we have filed a patent application.

Product Reference	Application Number	Patent/Publication Number	Title	Application, Publication or Issue Date
Vacu-Mate	08/632,010	5,688,241	Automatic non-reusable needle guard	11/18/1997
Vacu-Mate	09/336,405	6,379,336	Protection device for injection or aspiration needle	4/30/2002
Vacu-Mate	10/289,508	6,869,415	Safety device for blood collection	3/22/2005
Vacu-Mate	10/621,973	7,357,783	Safety system for a blood collection device	4/15/2008
Syringe Guard	10/983,108	7,198,617	Passively guarded fillable injection syringe	4/3/2007
Syringe Guard	11/055,415	2006/0111679	Syringe guard with selected needle configuration	5/25/2006
Syringe Guard	11/140,583	2006/0111676	Passively guarded, pre-filled injection syringe	5/25/2006
Syringe Guard	11/211,336	2007/0078403	Syringe guard for pre-filled medicament vial	4/5/2007
Syringe Guard	11/422,851	2007/0287964	Hypodermic needle tip protector	12/13/2007

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

Suppliers

MedPro has received a Certificate of Registration from BSI Management Systems to ISO 13485:2003.  The scope of the certificate is the design and manufacture of single use, sterilized blood collection devices.  We are in the process of obtaining CE Marking certification under the European Medical Device Directive 93/42/EEC, which is required to distribute products in Europe.

Our production strategy is to outsource the manufacturing of all our products to reputable medical device manufacturers with well-established reputations in the industry.  Each of our current and prospective suppliers comply with Good Manufacturing Practice (“GMP”) requirements under the U.S. Food, Drug and Cosmetic Act and are ISO certified or meet equivalent applicable standards.  We believe that if the manufacturers with whom we currently contract were no longer able to produce our products for any reason, there are sufficient other manufacturers to allow use to make alternative production arrangements.

We have engaged Interplex Medical, LLC, an independent medical design, development and assembly service provider based in Milford, Ohio, to assemble, package, sterilize and deliver initial quantities of our Vacuette® tube-activated and skin-activated blood collection products under our contract with Greiner until high volume production equipment can be fabricated to meet the expected annual demand.  We also expect to engage Interplex to design and manufacture an automatic assembly system that will be capable of consistently producing our blood collection products in compliance with product specifications, the federal Food, Drug and Cosmetic Act, and all FDA requirements.  We expect the system to be capable of producing 22 million pieces annually when the line is at full capacity.  We currently anticipate the production line will be built by Greiner at its plant in Austria.

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

Regulation of Medical Devices

All of our current products are medical devices intended for human use and are subject to FDA regulation. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Pre Market Approval (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act (21 U.S.C. § 310). The FDA regulations generally:

•	set standards for medical devices;
•	require proof of safety and effectiveness prior to marketing;
•	require safety data and clinical protocol approval prior to evaluation in humans;
•	establish FDA-mandated current good manufacturing practices, or GMPs; and

•	permit detailed inspection of manufacturing facilities.

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

Information Technology

In the first quarter of 2008, we acquired a fully integrated IT platform that will enable us to fully and efficiently satisfy our sales and ordering processes while generating the appropriate level of internal control. We have also engaged a full service vendor responsible to data integrity, IT security, managed network services, disaster recovery, offsite encrypted data storage, and support of all voice and data communications, both internally and externally. The system provides a high level of security, backup, and risk management that management believes will significantly reduce the risk of IT failure and resultant negative impact on operations.

Dependence on One or a Few Major Customers

We currently do not depend on any individual source of raw materials or suppliers.

If we can successfully make an initial commercial shipment of one of our blood collection products and initiate Greiner’s obligation to purchase substantial minimum quantities of the product from us, the revenues generated from our distribution agreement with Greiner would be our principal source of revenue.

Employees

As of February 28, 2009, we had thirteen employees. None of our employees are subject to a collective bargaining agreement.

Reports to Security Holders

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Investors also may access our periodic reports and ownership reports of our directors and executive officers on our website www.medprosafety.com.  Shareholders may also request a copy of our SEC reports at no cost by telephoning us at (859) 225-5375 or by writing us at the following address:

MedPro Safety Products, Inc.
817 Winchester Road, Suite 200
Lexington, KY 40505
Attention: Marc T. Ray

Item 1A.             Risk Factors.

An investment in our common stock involves a number of risks. You should carefully read and consider the following risks as well as the other information contained in this report, including the financial statements and the notes to those financial statements, before making an investment decision. The realization of any of the risks described below could have a material adverse affect on our business, financial condition, results of operations, cash flows and/or future prospects. The trading price of our common stock could decline due to any of these risks, and you could lose part or all of your investment. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

Risks Relating to Our Business

MedPro has incurred losses since inception.  We may incur net losses in the foreseeable future and may never become profitable.

SinceMedPro’s inception in 1995, it has incurred significant losses and negative cash flows from operations. We incurred net losses of $3,282,599 in 2007 and $6,539,566 in 2008.  As of December 31, 2008, we had an accumulated deficit of $30,247,024.  We anticipate incurring additional losses for at least several more fiscal quarters. We expect to spend significant resources over the next few years to fund the development of our pipeline of potential products. To date, we have derived only limited revenue from the sale of two products, both of which have been discontinued.  Our ability to generate revenues and become profitable will depend on our ability to timely, efficiently and successfully develop and commercialize more products. We cannot assure you that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We expect we will need substantial additional funding to develop our products and for our future operations. If we cannot obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our products will require substantial funds to obtain regulatory approvals and bring our products to market. Net cash used in operations was $1,491,777 in 2007 and $4,437,548 in 2008. We may need financing in addition to our current cash on hand from the December 2007 offering, proceeds from warrant exercises during 2008, and our cash from operations to meet our planned capital needs through 2009. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our research and development programs, including our ability to develop our current portfolio of medical safety products, or to identify, acquire and develop new ones;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of manufacturing our products;
•	competing technological and market developments;
•	our ability to establish and maintain arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;
•	costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;
•	expenses related to the establishment of sales and marketing capabilities;
•	the level of our sales and marketing expenses; and
•	our ability to introduce and sell new products.

We anticipate we will need to raise additional funds to support our future expansion and growth plans, and we may need additional capital sooner than currently anticipated. Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, delays in bringing our products to market, future product and service opportunities, and future business combinations.

We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities; the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, or grant licenses on unfavorable terms.

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

Even if we develop medical safety products that obtain the necessary regulatory approval, and we have access to the necessary manufacturing, sales, marketing and distribution capabilities that we need, our success depends to a significant degree upon the commercial success of those products. If our products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our future royalty revenue or other revenue would depend upon sales of these products. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timing of market entry as compared to competitive products;

•	the rate of adoption of new medical safety products by hospital, clinics and medical practitioners;
•	convenience and ease of administration;
•	pricing;
•	marketing;
•	availability of alternative products; and
•	activities by our competitors.

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

The development, manufacture, and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage, and distribution. These agencies establish and enforce standards for safety, purity, and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace. We will seek to comply at all times with all such laws and regulations. We will also seek to obtain and maintain all permits and licenses relating to our operations that are necessary so that our facilities and practices comply with applicable governmental laws and regulations. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. As a result of such regulations, we may encounter a variety of difficulties or extensive costs, which could delay or preclude us from marketing our products or continuing or expanding our operations. We cannot predict if all necessary approvals will be granted or that if granted, any approval will be received on a timely basis. If approvals are not obtained or are delayed, this may also preclude us from marketing our products, or continuing or expanding our operations.

We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful.

While our strategy to increase revenue growth is driven primarily by development of products based on technology we own or control, we will seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. Any number of factors may affect the success of any acquisition, investment or alliance including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. There can be no assurance that any past or future transaction will be successful or that the transaction will not materially adversely affect our earnings, financial condition or cash flows.

Our operations depend in part on patents and other intellectual property rights.

Our business relies on patent, trademark and other intellectual property rights. While we do not believe that the loss of any one patent or other intellectual property asset would materially affect our operations, these intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. The loss of a significant portion of our portfolio of intellectual property assets may have a material adverse effect on our earnings, financial condition, or cash flows.

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

To remain competitive, we may decide to acquire additional businesses, products and technologies. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to:

•	we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;
•
an acquisition may adversely affect our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;
•	certain acquisitions may disrupt our relationship with existing customers, distributers or suppliers who compete with the acquired business;
•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;
•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and
•	key personnel of an acquired company may decide not to work for us.

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

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business to the extent we enter markets outside the United States.

We may encounter difficulties managing our growth, which could adversely affect our business.

Our success will depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.  We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2008 and are providing a management report on internal control over financial reporting in connection with our annual report on Form 10-K for the year ending December 31, 2008.  If we are unable to successfully implement improvements to our management information and financial control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations and our inability to manage our growth effectively could increase our losses.

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

We expect that our sales and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	Our ability to identify and acquire medical safety device safety technologies with commercialization potential;
•
Our ability to successfully develop and bring products to market, including our success in obtaining regulatory approvals, outsourcing production to reputable and capable manufacturers, and entering into profitable distribution arrangements;

•	Our ability to successfully increase sales of our products and expand into new markets;
•	Marketplace acceptance of our products and the impact of competition;
•	Our ability to obtain additional financing on satisfactory terms;
•	Our ability to attract and retain qualified employees;
•	Changes in the costs we pay; and
•	Governmental regulation associated with the medical safety products industry.

If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

The price of our common stock is expected to be volatile and an investment in our common stock could decline in value.

We expect the market price of our common stock to be highly volatile. The following factors, in addition to other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	the announcement of new products or services by us or our competitors;
•	quarterly variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in our industry;
•	general market conditions; and
•	other factors, including factors unrelated to our own operating performance or the condition or prospects of our industry.

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

A significant number of the shares of common stock became eligible for sale on January 4, 2009, and the sale of those shares could depress the market price of our common stock.

The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. On December 28, 2007, we issued 11,878,685 shares of common stock in connection with our merger with Dentalserv.com.  On that date we also completed a private placement to accredited investors in which we issued convertible preferred stock and common stock purchase warrants which could result in the issuance of up to an additional 32,488,380 shares of common stock in the future.  Beginning on January 4, 2009, some or all of the shares of common stock issued in connection with the merger or that may be issued (in certain circumstances) upon the conversion of the preferred stock or the exercise of the warrants may be offered from time to time in the open market pursuant to Rule 144.  As additional shares of our common stock become available for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, this registration of the shares, and releases of lock-up agreements, the supply of our common stock will increase, which could decrease its market price.  In addition, the holders of our preferred stock and stock purchase warrants may offer the shares of common stock issuable upon the conversion of the preferred stock or the exercise of the warrants, which we are in the process of registering for resale.  Sales by either of these means may have a depressive effect on the market for the shares of common stock.

In general, a person who has held shares of restricted common stock for a period of six months and is not an affiliate of the issuer of those securities, may sell those shares into the market.  An initial twelve month holding period applies to shareholders who received their shares in our merger.  An affiliate who has held restricted shares for the applicable holding period, upon filing of a notification on Form 144 with the SEC, may sell shares of restricted common stock into the market in an amount up to the greater of 1% of the outstanding shares of common stock or the average weekly number of shares sold in the last four weeks before such sale.  An affiliate may sell this number of shares once each three months. Our officers and directors and certain persons related to them are subject to lock-up provisions relating to shares of common stock that will prevent the sale or transfer of their shares of common stock until 180 days after the effective date of the registration statement for the resale of common stock issuable upon the conversion of the preferred stock or the exercise of the warrants by our preferred stockholders.

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

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  On December 28, 2007, we issued shares of convertible preferred stock and warrants to purchase up to shares of our common stock in connection with a private placement to accredited investors.  These securities, if fully converted and exercised, could result in the issuance of up to 32,488,380 additional shares of our common stock. Sales of a substantial number of these shares of our common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock. In addition, the registration rights of the holders of our preferred stock and stock purchase warrants could make it more difficult for us to raise funds through future offerings of our equity securities.

Our stockholders may experience additional dilution upon the exercise of warrants.

On December 28, 2007, we issued warrants to purchase our common stock in connection with a private placement to accredited investors.  As of February 28, 2008, warrants to purchase up to 19,845,032 shares of our common stock were issued and outstanding.  The exercise of the warrants could decrease the net tangible book value of our common stock.

If we do not comply with the registration rights granted to certain shareholders of our restricted securities, we may be required to pay damages to them.

We have agreed to use our commercially reasonable efforts to have a “resale” registration statement declared effective by the SEC and to maintain its effectiveness until such time as all securities registered under the “resale” registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier. We cannot assure you that we will be able to follow the required procedures or obtain or maintain the effectiveness of the registration statement. Subject to certain exceptions, if the registration statement is declared effective by the SEC and then ceases to remain effective, if effectiveness is suspended for more than 30 days, of if trading in our common stock is suspended or it ceases to be quoted on or is delisted from the Over the Counter Bulletin Board for more than three business days, then we must pay as liquidated damages to each Series A Stockholder an amount in cash equal to 1.5% of the stockholder’s purchase price for the Series A Stock it then holds for each calendar month or portion thereof from the date of the event triggering the obligation until the applicable event is cured; provided that the amount of liquidated damages payable at any time and from time to time will not exceed an aggregate of 20% of the amount of the stockholder’s purchase price.

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

Because we operated as a private company without public reporting obligations before the merger, we had limited personnel and resources to assist the development of the external reporting and compliance obligations that would be required of a public company. We have taken and will continue to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Before taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Item lB.              Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease our office and storage facility in Lexington, Kentucky, under a operating lease from a firm in which our Chairman and CEO is a partner. The lease runs through 2012, with an option for two five-year extension options.  Monthly lease payments are $6,975 though the end of the lease term.

Item 3.    Legal Proceedings.

We are not a party to any pending legal proceedings as of this date.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)
On January 21, 2009, MedPro held its regular annual meeting of shareholders in Lexington, Kentucky. The common shareholders present at the meeting, in person or by proxy, were entitled to cast 10,317,105 shares, or 77.7% of the 13,285,072 votes that all eligible shareholders were entitled to cast.

(b)           At the annual meeting, the following six directors were elected to serve as directors for a one-year term.

Name	Votes For	Votes Withheld

Ernest L. Fletcher	10,316,805	300
Gary A. Peterson	10,317,005	100
W. Craig Turner	10,316,805	300
W. Leo Kiely III	10,317,005	100
Warren Rustand	10,305,126	11,979
Walter W. Weller	10,317,005	100

(c)	The Company’s shareholders approved the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan.

Votes For	Votes against	Votes abstaining

9,875,314	372,462	1,250

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

Period		Bid Price

Year	Quarter	High	Low

2008	Fourth	$12.00	$7.00

	Third	11.50	4.35

	Second	4.90	3.30

	First	6.00	2.00

2007

	Fourth	3.00	1.28

	Third	2.04	1.24

	Second	5.60	1.40

	First	15.00	14.00

Holders

As of December 31, 2008, we had approximately 220 holders of our common stock.

Dividends

We do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of MedPro’s board of directors and will depend upon earnings, capital requirements, and operating and financial condition, among other factors.

Item 6.    Selected Financial Data.

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of MedPro Safety Products, Inc. for the fiscal years ended December 31, 2008 and 2007 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing five products in four related product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

Our strategy for the next 24 months focuses on completing the steps necessary to attain pre-market product development milestones and to commence the distribution of up to five products in these sectors. Our objective is to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into two such agreements for three of our products. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a needleless intravenous line based on patents and designs we control.

On December 28, 2007, we completed a reverse takeover merger with Dentalserv.com, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse takeover merger was a condition to the purchase of our preferred stock purchase and stock purchase warrants by four institutional investors for $13 million under the terms of our stock purchase agreement with them. On that date, the following transactions occurred concurrently:

•	The 5,625,550 shares of DSRV common stock then outstanding were combined into approximately 1,406,400 common shares in a 1-for-4 reverse stock split.

•
Our predecessor, a Delaware corporation, merged into DSRV. The combined company issued 11,284,754 of its common shares to former shareholders of our predecessor corporation in the merger and 593,931 common shares as a financial advisory fee. The combined company, a Nevada corporation, changed its name from “Dentalserv.com” to “MedPro Safety Products, Inc.”

•
Four investment funds purchased $13 million of newly issued shares of Series A Convertible Preferred Stock and warrants to purchase our common stock. We received approximately $11.6 million in proceeds from the sale of these securities, net of offering fees and expenses.

We accounted for these transactions as capital transactions in which we issued:

•	Approximately 1,406,400 shares of common stock to the DRSV shareholders for the net monetary assets of the shell corporation;

•	6,668,229 shares of convertible preferred stock and warrants to purchase 25,820,150 common shares to the investors for $13,000,000; and

•	593,931 shares of common stock and warrants to purchase 533,458 shares of common stock and also paid $1,040,000 in cash as an advisory fee.

We valued the warrants according to the Black-Scholes method, based on the assumptions described in Note 11 of the Notes to Financial Statements as of December 31, 2008. We also increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock. The $3,975,120 was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

In prior years, we generated revenues from sales of two legacy products — the Safe-Mate Dental Safety Needle, a single-patient, multi-injection safety needle designed for the dental market, and the Needlyzer, a legacy needle disposal device. We discontinued marketing the Needlyzer in 2004, and have subsequently been liquidating our inventory through sales from time to time to a distributor in Africa.

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

We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. There have been minimal returns for credit, so no reserve for product returns has been established. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts. We have fully reserved our only receivable from the sale of the Needlyzer devices to a customer in Africa.

We determine our inventory value at the lower of cost (first-in, first-out method) or market value. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs.  In 2008, we took an additional write down on our Needlyzer inventory to net realizable value.  This charge was $252,432.

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

As part of the process of preparing our consolidated financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

MedPro recorded a loss of $(6,539,566) for the year ended December 31, 2008, as compared to a loss of $(3,252,600) for year ended December 31, 2007. Net loss attributable to common shareholders in 2007 was $(7,227,720) after deduction of the deemed dividend on the embedded conversion feature inherent in the Series A Convertible Preferred stock.  Losses from operations were $(5,920,099) for 2008 and $(2,106,160) for 2007. The net losses for the years included net other expense of $(619,467) for 2008 and $(1,146,440) for 2007. Net other expense included interest expense of $795,083 and $1,168,447 for the years ended in 2008 and 2007. Income from the settlement of long outstanding debt of $113,069 and interest income of $62,547 were included in net other expenses for 2008.  Net other expenses for 2007 included interest income of $7,400 and other income of $14,607.

During June and July 2008, the Company began the process of finding a backup contract manufacturer in the United States due to a number of significant problems with our Chinese manufacturer. We terminated our relationship in China and the U.S. and moved to a domestic contract manufacturer. We also terminated our manufacturing, design and engineering contract with an Australian company and negotiated the return of our $3,000,000 conditional license fee (net of $700,000 to reimburse the Australian company for costs incurred over the last two years). As a result, the Company wrote off assets abandoned in China in 2008 totaling $(402,494). These costs included the initial payments for a design plan for automation of the manufacturing process for the Vacumate products ($200,000) and molds, jig and fixtures for parts manufacturing and manual assembly in China ($202,494). In early September, we agreed to purchase $38,000 worth of supplies and raw material from China and have shipped back $100,000 to $125,000 of equipment, jigs and fixtures which we already own.

The most substantial differences in the losses from operations between 2008 and 2007 were increases in professional and insurance costs, payroll costs, travel expenses, inventory write-offs, loss on abandonment of fixed assets and depreciation and amortization. Professional and insurance costs increased $1,144,394 over the same period in 2007 primarily from patent work, FDA compliance, SEC compliance, and the addition of appropriate insurance coverage. This change included the $700,000 settlement cost with Unilife on the cancellation of the manufacturing contract and the license agreement.  This amount represented the estimated legal costs associated with the abandoned plans to work together in the future.

Payroll costs increased by $721,473 in 2008 compared to 2007 due to the addition of several employees and increases in compensation.  The number of our full-time employees increased from three at September 30, 2007, to thirteen at December 31, 2008.  In addition, compensation expense increased as a result of our adoption in 2008 of both a share-based incentive compensation plan and a qualified retirement plan to attract and retain quality employees.  The cost associated with the new retirement plan in 2008 was $151,131.

On August 18, 2008, we adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”) and granted options to purchase 3,000,000 shares of common stock to seven employees and two directors.  The options may be exercised only during a thirty-day period ending on January 1, 2013. If before that date either the recipient terminates service with us or a change of control occurs, then the recipient must exercise the options 30 days after the event.  Because the exercise price was less than market price of our common stock on the date of grant, we set a date certain for the exercise of the options in order to qualify for exemptions from excise taxes under IRS deferred compensation rules.

Total compensation for the share based plan will be $14,580,000, or $4.86 per share underlying the options.  In determining the fair value of the options at the date of grant under SFAS 157, management relied in part upon the report of an independent valuation firm.  The Black-Scholes model was used to value the options.  The valuation methodology and underlying assumptions are described in Note 11 of the notes to the financial statements.

The unearned compensation from the grant of the options is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $2,693,250 of compensation expense for the period from August 18 through December 31, 2008. The balance of the unearned compensation is $11,886,750 at year-end.

Travel expenses were $175,541 higher in 2008 versus 2007, reflecting increased directors travel costs, heightened activity with customers and suppliers, and associated developmental engineering expenses. Airfare increased $62,841, representing both more international travel and travel in general, as well as, fuel cost pressures on ticket prices. Hotels, meals, and non-air travel increased $112,701 in 2008.

 In connection with the discontinuance of our Safe-Mate product in 2008 and further adjustments to our Needlyzer inventory, the Company recorded inventory adjustments of $294,877 in 2008.  We wrote off and destroyed our remaining Safe-Mate inventory for a charge of $42,445 and we wrote down the Needlyzer inventory an additional $252,432.

Sales for 2008 were $19,128 compared to $98,049 for 2007. The decline in sales was principally due to the discontinuance of sales of the Safe-Mate device and no 2008 sales of the Needlyzer device.

Other revenue recorded in 2008 included fee income earned under agreements with the distributor of our Vacumate safety needles and the winged blood collection set.  The Company recorded program fees of $1,000,000 on each of the safety needle and the winged blood collection set projects in September 2008 when it delivered the automation plan for producing the safety needle and the design plan for the winged blood collection set.

The Company also recorded $235,100 of income from the reimbursement of automation expenses incurred in connection with the safety needle contract. The Company received an advance of $700,000 in October 2008 for costs associated with automation and other product development activities requested by our distributor. At December 31, 2008 we had spent $687,955 of the advance on automation and the purchase of packaging equipment for $452,855.  The equipment cost has been deferred, along with the associated revenue from our customer for its purchase, until it is determine if the equipment will be retained or sold by the customer.  The remaining $12,045 of deferred revenue has been spent in 2009.

Other significant differences between 2008 and 2007 included:

•
Advertising and promotion costs were $204,286 in 2008.  In accordance with the September 2007 stock purchase agreement, we engaged an investor relations firm in September 2008.  We pay a monthly retainer of $13,500 for the first 12 months and issued 35,294 shares of common stock at $9.50 per share, or $335,293 in total.  Advertising costs in 2007 were insignificant and were absorbed in General and administrative costs.

•
Product development costs increased by $309,999 over 2007.  These costs reflect significant activity by our contract design and manufacturing firms toward building and refining our product prototypes and test large batches of our product through accelerated ageing and product functionality testing.

•
Depreciation and amortization expenses increased by $39,126, reflecting the depreciation of testing equipment and manufacturing equipment we acquired.  No intangible asset amortization was recorded in 2008 since commercial shipments have not begun.  Other amortization is associated with loan fees.

•	We recorded $202,494 of loss in 2008 on the abandonment of assets, molds, jigs and fixtures in China.
•
Other income includes gains on the write down of third party payables in settlement of long outstanding accounts payable.  We were able to negotiate reductions of amounts due third parties for bills relating to legal costs incurred working with the FDA in connection with our legacy products.  These fees were incurred several years ago.  Other fees for general corporate work were also written down before being paid in full.  The fees totaled $378,628 at December 31, 2007 and were settled for $283,865, a savings of $94,763.  The balance of the other income includes fee for service income of $11,200 and misc income of $7,106.

•
Interest income was $62,547 in 2008 as compared to $7,400 in 2007.  The increase was from temporary investment of excess funds from the sale of preferred shares in late 2007 and September and October of 2008.

Liquidity and Capital Resources

Total assets were $22,757,649 as of December 31, 2008 and $16,261,328 as of December 31, 2007. The $6,496,321 increase in total assets reflected the addition of $6,042,107 of new intellectual property purchases, the cancellation of the Unilife license agreement which netted $2,300,000, but reduced other assets by $3,000,000, and increases in other current assets of $681,515. We also received $2,700,000 of advance payments and fee income from our distribution partner for the production lines for three of our products as well as cash proceeds of $13,026,000 from our sale of preferred stock. Some of the cash was used to fund operating losses of $6,539,566 in 2008.

During September and October 2008, preferred shareholders exercised warrants to purchase Series B Convertible Preferred stock for a total purchase price of $13,026,000, which increased our equity and available cash. The remaining increase in additional paid in capital was associated with the $14,580,000 credit for the employee and director options granted in August 2008. This adjustment was partially offset by unearned share-based compensation of $(11,886,750). The 2008 loss of $(6,539,566) increased the deficit to $(30,247,024) from $(23,707,458).

Total liabilities of $9,263,929 as of December 31, 2008 were $3,018,409 less than the $12,282,338 as of December 31, 2007. MedPro paid off or settled various accounts payable, accrued interest and shareholder debt during 2008. However, we accrued $2,250,000 for the purchase price of new technology. The net reduction of other liabilities totaled $5,268,409.

The additions to fixed assets in 2008 totaled $293,756 and included equipment, computers, phones, office furniture and leasehold improvements. Net write-downs from the abandonment of fixed assets were $436,869 less accumulated depreciation of $34,375 for a net loss on abandonment of assets of $402,494.  The loss from abandonment off assets in China was $202,494 and the additional $200,000 of losses was reflected as cost of goods sold in connection with the recovery of automation costs from the $700,000 paid by our customer in connection with the Vacuette® project.

The $11,593,000 in net proceeds from our private placement of the Series A Stock and warrants in December 2007 and the cash proceeds from stock purchase warrant exercises during 2008 provided working capital and will continue to be the principal source of funding for our operations through December 31, 2009. We had $11,636,843 in cash at December 31, 2008. Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of blood collection products we expect to launch in the fourth quarter of 2009, and the commitment for funding made by our Chairman. In addition, our Series A Stockholders have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights.

In July 2008, we entered into two new agreements with a worldwide medical products company to manufacture and distribute three of our medical safety products, replacing an earlier agreement for the distribution of our tube-activated blood collection system. Both agreements continue for five years from the date we make an initial commercial shipment of the product. The distributor has agreed to purchase minimum annual quantities of both models of the safety needles and our winged blood collection set over the five-year term of the contract, for royalties totaling over $43 million under both agreements.

The new agreements provide capital for equipment, engineering, and tooling necessary to produce the three products. The distributor agreed to pay us an amount not to exceed $5.1 million for the production of the two models of the blood collection system, payable in installments, beginning October 1, 2008, with the final payment due March 31, 2009. The distributor also agreed to pay us an amount not to exceed $5 million for the production of the winged blood collection set. We received initial payments totaling $2.7 million on October 3, 2008 upon delivery and acceptance of the initial design plan by the distributor. The balance is payable in two equal installments upon the achievement of certain milestones leading to validation of the final production line.

As of the date of this filing, we are negotiating modifications to our agreement to allow the distributor to build the automation lines for the Vacuette® safety needles and the winged safety blood collection sets at its own plant in Austria.  Although no new contract has been finalized, the parties have agreed that the $2,700,000 payment made in October 2008 will be applied to the full $1,000,000 program fee for each project and the remaining $700,000 will be allocated to out-of-pocket costs we incurred on behalf of the distributor.  As of December 31, 2008, our out-of-pocket costs totaled $687,955.

If we reach an agreement to transfer responsibility for completing the automation line to the distributor, we would not receive subsequent installments totaling $8.2 million for the automation lines for the Vacuette® safety needles and the winged blood collection set, plus $3.5 million for a second Vacuette® line.  These payments were intended to reimburse us for the cost of equipment, molds and fixtures acquired on behalf of our customer, which we would no longer have to incur.  Instead, we would bill only for services requested by the distributor and would pass both internal time and materials and third party payments on to the distributor as incurred at their request.  Certain ongoing product design and enhancements will remain our responsibility and be performed at our expense.

On September 30, 2008, we exercised an option to purchase patents and related rights to anti-blunting syringe technology from a related party. The purchase price is $3,345,000 payable in cash and the contingent issuance of 690,608 shares of our common stock.  The Company paid $1,113,444 of the cash portion of the purchase price before the end of September 2008 and the balance of $2,231,556 was paid in October.  Our obligation to issue the stock portion of the purchase price is contingent upon our collecting $5,000,000 in sales revenue from the products, the sale or license of all or part of the product to a third party or a change in control of the Company.

On September 30, 2008 the Company also received a $2.3 million cash payment to terminate our option to acquire exclusive US distribution rights to Unilife products, compensate the Unilife for its expenses incurred in connection with certain strategic initiatives between us since 2006, and complete contract manufacturing work performed for us by Unilife’s subsidiary.

Our current credit agreement includes a $5,000,000 term loan and a $1,500,000 revolving line of credit. As of December 31, 2008, the amount payable for the revolving line of credit was $1,498,475 and the amount payable for the term note was $4,027,777. Our indebtedness under the credit agreement bears interest at the prime rate plus 2%. The maturity date of the revolver has been extended to April 1, 2009, and payments of interest are due monthly. The term loan matures on August 1, 2011. We also pay interest monthly on the term loan, and monthly principal payments of approximately $138,889 began in June 2008.

The credit agreement contains various usual and customary terms and conditions of a revolving line of credit and term loan facility, including limitations on the payment of cash dividends and other restricted payments, limitations on the incurrence of additional debt, and prohibitions on a merger or the sale of assets. The former financial covenants under the term loan and revolver have been replaced with cross collateral agreements and pledge of the intangible assets.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twelve months will not require any additional funding in addition to our cash on hand and  the payments due us under our distribution agreements. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

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

Although we plan to continue to outsource our developmental and manufacturing resource needs, we also plan to expand our in-house capabilities. We expect to employ a senior product development manager and have hired two project engineers to direct the development of our portfolio of products and to work directly with our external product development firm. This will allow our current management personnel to focus on production and marketing as our products complete the regulatory approval process and distribution can begin.

During the next year, we expect to add additional administrative support personnel and infrastructure as necessary to support the planned expansion of our operations. We will need to add personnel and substantially increase the related administrative expenses to continue product development, increase sales and marketing activities, support our ISO 13485 Quality Certification and comply with periodic reporting and internal control requirements. We have hired a support person in the quality function in early 2009 in addition to an accounting manager, two engineers and an administrative support person in the last four months of 2008.

We continue to add computer systems and related equipment (in excess of $126,000) to support our data and communications requirements. In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $30,000 over the next twelve months. We have also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of our blood collection product.  We have purchased and are implementing a document control system in compliance with our ISO 13485 Quality System.  We are in the software validation phase of this conversion.

While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon we can complete our production arrangements so we can commence product delivery. We expect to begin product assembly and delivery in 2009, but the products will not be launched by the distributor until late in the third quarter or early fourth quarter of 2009. As a result, we expect to record revenue from the products in the fourth quarter of 2009. We will also continue to develop products from our portfolio.

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

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.

We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.  Our bank indebtedness is priced at interest rates geared to the lender’s prime rate.  Therefore, our interest expense may increase or decrease due to changes in the interest rate environment.

Item 8.    Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the Years Ended December 31, 2008 and 2007
Statements of Shareholders’ Equity/(Deficiency) for the Years Ended December 31, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Financial Statements

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.             Controls and Procedures.

Not applicable

Item 9A(T). Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in MedPro’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.             Other Information.

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table shows information regarding our current directors and executive officers. The directors are elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

W. Craig Turner	55	Chief Executive Officer and Chairman of the Board of Directors
Walter W. Weller	56	President, Chief Operating Officer, Director
Marc T. Ray	55	Vice President Finance, Chief Financial Officer
Gary A. Peterson	57	Director
Warren Rustand	65	Director
Ernest L. Fletcher	55	Director
W. Leo Kiely III	61	Director

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

Marc T. Ray was appointed Vice President Finance and Chief Financial Officer of our predecessor in October 2007 and continued in the same capacity when our merger took effect in December 2007. Mr. Ray served as the Treasurer and as a member of the Board of Directors of MedPro from July 1994 to August 2007. Mr. Ray is a Certified Public Accountant with 32 years of experience. From November 2004 to October 2007 Mr. Ray has served as the managing member of Ray, Foley, Hensley & Company, PLLC, a public accounting firm that he founded in Lexington, Kentucky. From February 1994 to October 2004, Mr. Ray was President of the Lexington, Kentucky based public accounting firm Ray, Hager & Henderson, PSC. In addition, from November 1997 until November 2005, Mr. Ray served at various times as treasurer, director, executive committee member and compensation committee member of Prevent Child Abuse America, a national charitable organization headquartered in Chicago, Illinois. From 1976 through 1978 and 1982 through January 1994, Mr. Ray was employed or was a partner (1986) with Coopers & Lybrand, a predecessor of PriceWaterhouseCoopers.  In the intervening years Mr. Ray was employed as a financial analyst with a fortune 500 company and was a partner in a local accounting firm.

Gary A. Peterson was appointed as a Director when our merger took effect in December 2007. He also served as a director of our predecessor since 1998 and as its President and Chief Executive Officer from 1998 to 2003.  Mr. Peterson is President and Chief Executive Officer of BATON Development Inc., a virtual incubator for new medical products and has been the Managing Member of BATON Ventures LLC and PSF Health Care LLC, and a Venture Partner in Affinity Ventures II LLC, all venture capital funds.  Mr. Peterson has spent over 35 years in the medical device and health services business and has served as a director of numerous public and private companies.  He was co-founder and Chief Operating Officer and Executive Vice President of Angiomedics Incorporated, which was acquired by Pfizer, Inc. in 1986 and renamed Schneider USA. Schneider has since been sold to Boston Scientific for over $2 billion. Before starting Angiomedics, Mr. Peterson was responsible for product management and long term planning for Cardiac Pacemakers, Inc. (which became Guidant and was subsequently acquired by Boston Scientific) and held various sales and marketing management positions with Renal Systems, Inc. (now Minntech).

Warren Rustand was appointed as a Director when our merger took effect in December 2007. Mr. Rustand is currently managing partner for SC Capital Partners LLC. He has served as a member of the Board of Directors for over 40 public, private, and not-for-profit organizations, including as Chairman of more than half of those organizations. In the medical field, Mr. Rustand has served as Chairman of Tucson Medical Center, Chairman of Health Partners of Arizona, Chairman of TLC Vision, Chairman of Medical Body Sculpting, and Chairman of Health Equity, Incorporated. Mr. Rustand also served as Appointment Secretary and Cabinet Secretary to former US President Gerald Ford.

Dr. Ernest L. Fletcher, who served as Governor of the Commonwealth of Kentucky from 2003 to 2007, was appointed a director in October 2008.  Governor Fletcher was elected to the United States House of Representatives in 1998 from Kentucky’s 6th Congressional District. In Congress, he served as a member of the House Committees on Energy and Commerce and was selected to chair the Policy Subcommittee on Health.  His legislative career began in 1995 as a State Representative for Kentucky’s 78th District.  He has also been an Air Force fighter pilot, engineer, family doctor, lay minister, state legislator, and United States Congressman.  Governor Fletcher was a family practice physician in Lexington for twelve years, including two years as CEO of the Saint Joseph Medical Foundation.  He is currently a business development and healthcare consultant.

W. Leo Kiely III was appointed a director in October 2008.  He has been Chief Executive Officer of MillerCoors, a joint venture combining the U.S. and Puerto Rico operations of SABMiller plc and Molson Coors Brewing Company, since June 2008.  Mr. Kiely became President and Chief Executive Officer of Molson Coors Brewing Company in February 2005.  He previously served as a director of Coors Brewing Company since 1989. He was appointed Chief Executive Officer of Adolph Coors Company in July 2002 and served as Chief Executive Officer of Coors Brewing Company from May 2000 to March 2005. He served as President and Chief Operating Officer of Coors Brewing Company from March 1993 to May 2000. Before joining Coors Brewing Company, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo and Ventura Coastal Corporation, a division of Seven Up Inc.

Committees of the Board of Directors

The standing committees of MedPro's board of directors are its audit committee, executive compensation committee and nominating committee.  These standing committees were established in 2008.  The board of directors appoints the members of each committee for a term beginning after the first regular meeting of the board following the annual shareholders meeting and until their respective successors are elected and qualified.  The charters of each of the standing committees of our board of directors are available on our corporate website at www.medprosafety.com.

Audit Committee

The audit committee selects the auditing firm to be retained each year as independent auditors of MedPro's financial statements and to perform services related to the audit. It pre-approves any audit and non-audit services to be performed by the independent auditors. It reviews the scope and results of the audit with the independent auditors. It also reviews MedPro's financial statements and results of operations, internal accounting and control procedures, financial reporting policies and practices, internal audit reports, and makes reports and recommendations to the board as it deems appropriate. The audit committee reviews and approves related party transactions and other transactions as required by applicable rules and regulations.

The current members of the audit committee are Messrs. Peterson, Rustand, Fletcher and Kiely, which Mr. Rustand chairs.  As described under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below, Dr. Fletcher and Mr. Kiely are independent directors.  Messrs. Rustand and Kiely each qualifies as an audit committee financial expert.

Executive Compensation Committee

The executive compensation committee determines the cash and other incentive compensation, if any, to be paid to MedPro's Chief Executive Officer, evaluates the performance of the Chief Executive Officer, and administers MedPro's 2008 Stock and Incentive Compensation Plan.  The Chief Executive Officer determines the compensation of the other executives and employees under guidelines for incentive compensation approved by the executive compensation committee.  The current members of the executive compensation committee are Messrs. Peterson, Rustand, Fletcher and Kiely, which Mr. Peterson chairs.

Nominating Committee

The nominating committee exercises general oversight with respect to the governance of the board of directors. It reviews and recommends candidates for director, evaluates and recommends governance practices, leads the board performance review, makes recommendations concerning the size and composition of the board, reviews and recommends policies applicable to directors, including compensation and retirement, assesses the independence of directors, recommends membership of board committees, reviews shareholder proposals and makes recommendations of changes to MedPro's Articles of Incorporation and Bylaws.  The current members of the executive compensation committee are Messrs. Peterson, Rustand, Fletcher and Kiely, which Dr. Fletcher chairs.

Nomination Policy

In evaluating candidates for director, the corporate governance and nominating committee considers experience, mix of skills and other qualities desired to achieve appropriate board composition, taking into account the experience, skills and qualities of current board members and needs of the board and MedPro as identified by the committee from time to time. The committee has not established specific minimum criteria or qualifications because from time to time the needs of the board and Company may change. However, the committee will generally look for people who have demonstrated high ethical standards, integrity and sound business judgment.

Consideration of new board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In general, candidates for nomination to the board are suggested by board members or by officers of MedPro.  MedPro did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating board nominee candidates. The committee will consider candidate proposals by shareholders that comply with the requirements of MedPro's bylaws and will evaluate candidates proposed by shareholders using the same criteria as for other candidates. A shareholder seeking to recommend a prospective nominee for the committee's consideration should submit the candidate's name and qualifications to the Company's Secretary by fax to (859) 225-5347 or by mail to Walter W. Weller, Secretary, MedPro, Inc., 817 Winchester Road, Suite 200, Lexington, Kentucky 40505.

Communications with the Board of Directors

Shareholders and other parties interested in communicating directly with the board of directors or individual directors may do so by writing in care of MedPro's Secretary, Walter W. Weller, at 817 Winchester Road, Suite 200, Lexington, Kentucky 40505, or by fax to (859) 225-5347. The nominating committee is considering procedures for handling correspondence received by MedPro and addressed to the board of directors, or an individual director. The Secretary reviews any correspondence received in this manner to filter advertisements, solicitations, spam and other such items.

Code of Ethics

We have adopted a code of ethics applicable to directors, officers and employees, which is included with our Code of Conduct and is posted on our website at http://www.medprosafetyproducts.com. If we amend or waive any of the provisions of the Code of Conduct applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Conduct. You can request a copy by contacting MedPro's Secretary, Walter W. Weller, at 817 Winchester Road, Suite 200, Lexington, Kentucky 40505, or by fax to (859) 225-5347.

Conflicts of Interest

Certain conflicts of interest may exist from time to time between MedPro and certain officers and directors due to the fact that some of them may have other business interests to which they devote their attention. Some of our officers and directors may continue to do so notwithstanding the fact that management time should be devoted to our business. MedPro has not established policies or procedures for the resolution of current or potential conflicts of interest between us, our officers and directors or affiliated entities. There can be no assurance that our management will resolve all conflicts of interest in favor of us, and conflicts of interest may arise that can be resolved only through the exercise by management of their best judgment as may be consistent with their fiduciary duties.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and people who own more than 10 percent of our common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings.

Item 11.              Executive Compensation.

The Summary Compensation Table below shows the compensation earned by our executive officers for the last two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($) (4)	Total ($)

W. Craig Turner,	2008	$251,206	–	$942,638	(1)	$30,500	$1,224,344
Chairman and Chief	2007	127,209	–	24,630	(2)	–	151,839
Executive Officer

Walter W. Weller,	2008	$204,727	–	$942,638	(1)	$31,716	$1,179,081
President and Chief	2007	158,462	–	24,630	(2)	–	183,092
Operating Officer

Marc T. Ray, Chief	2008	$179,634	–	$314,213	(1)	$23,275	$517,122
Financial Officer(3)	2007	40,385	–	24,630	(2)	–	65,015

(1)
Represents the compensation expense recorded in 2008 under FAS 123R with respect to stock options awarded to the named executive on August 18, 2008.  Messrs. Turner and Weller were each awarded options to purchase 1,050,000 shares, and Mr. Ray received options to purchase 350,000 shares.  See “2008 Stock Option Awards,” below.

(2)	Directors received stock valued at $24,630 as compensation for service during 2007 before the merger with Dentalserv.com.
(3)	Mr. Ray joined MedPro as Chief Financial Officer in October 2007, after having previously served as a director.
(4)	Represents employer 401(k) contribution.

2008 Stock Option Awards

On August 18, 2008, our board of directors adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan and awarded options to purchase a total of 3,000,000 shares to directors, officers and employees at an exercise price of $1.81 per share.  The exercise price is equal to the per share valuation of our common stock agreed upon with the holders of our Series A Stock in connection with those holders’ purchase of  preferred stock and warrants to purchase common stock for $13 million on December 28, 2007.  The options may be exercised only during the 30-day period ending on January 31, 2013.  If before that date either the recipient terminates service with us or a change of control of our company occurs, then the recipient must exercise the options 30 days after the event.

Employment Agreements

Currently, MedPro has no employment contracts with its executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table shows current holdings of stock options by the named executives. None of the named executives have received restricted stock awards.

	Option Awards
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Shares, Underlying Unexercised Unearned Options(#)	Option Exercise Price ($) (2)	Option Expiration Date (1)
W. Craig Turner	0	1,050,000	n/a	$1.81	1/31/13

Walter W. Weller	0	1,050,000	n/a	1.81	1/31/13

Marc T. Ray	0	350,000	n/a	1.81	1/31/13
(1)
The exercise price is equal to the per share valuation of our common stock agreed upon with the holders of our Series A Stock in connection with those holders’ purchase of  preferred stock and warrants to purchase common stock for $13 million on December 28, 2007.

(2)
The options may only be exercised during a 30-day period ending on January 31, 2013.  If before that date either the recipient terminates service with us or a change of control of our company occurs, then the recipient must exercise the options 30 days after the event.

Option Exercises and Stock Vested

No options were exercised and no stock awards vested during 2008.

Director Compensation

None of MedPro’s directors other than executive officers received cash compensation for service as a director during 2008.  Messrs. Peterson and Rustand were each awarded options to purchase 100,000 shares on August 18, 2008, on the terms described under “2008 Stock Option Awards,” above.  Amounts paid to Messrs. Turner and Weller are included in the Summary Compensation Table.

The following chart shows compensation paid or awarded to our non-employee directors for the year ended December 31, 2008.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
Gary A. Peterson	$—	$—	$89,775	$100,000	(2)	$189,775
Warren Rustand	—	—	89,775	—		89,775
Ernest L. Fletcher (1)	—	—	—	—		—
W. Leo Kiely III (1)	—	—	—	—		—

(1)	Messrs. Fletcher and Kiely joined the board of directors on October 21, 2008.

(2)
We paid Baton Development $100,000 for consulting services provided by Mr. Peterson during 2008.  Mr. Peterson, the sole owner of Baton, was assigned to develop a new marketing strategy for the Key-Lok device and assist in the reintroduction of this technology based on his extensive knowledge of the intravenous product marketplace.

2008 Stock and Incentive Compensation Plan

On August 18, 2001, our board of directors adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”).  The total number of shares of common stock available for issuance pursuant to awards under the 2008 Plan is 7,500,000 shares.  The 2008 Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, and cash performance awards.  The 2008 Plan became effective upon adoption by the board of directors.  The 2008 Plan was subsequently approved by shareholders as required by the Internal Revenue Code in order to award incentive stock options.

The purposes of the 2008 Plan are to increase growth and profitability, provide competitive compensation while retaining the benefits of tax deferral, attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities, and motivate directors and key employees to contribute to our success.

Shares Subject to the Plan

The 2008 Plan authorizes the issuance of a maximum of 7,500,000 common shares for awards to employees and directors, subject to adjustment as described below.  If an award granted under the 2008 Plan expires or terminates without exercise, the shares no longer subject to that award will again become available for issuance under the Plan.  A maximum of 1,500,000 common shares subject to stock-based awards or $1,000,000 for cash-based awards may be granted during any one fiscal year to any one individual.  A maximum of 300,000 shares may be issued upon the exercise of incentive stock options. A maximum number of 50,000 shares may be issued without consideration as restricted stock awards, restricted stock units or other “full-value awards.”

The 2008 Plan authorizes the following types of awards:

•	incentive stock options and nonqualified stock options to purchase common stock at a set price per share;
•	stock appreciation rights to receive upon exercise common stock or cash equal to the appreciation in value of a share of common stock;
•	restricted stock, which are shares of common stock granted subject to a restriction period and/or a condition which, if not satisfied, may result in the complete or partial forfeiture of the shares;.
•	performance shares to be issued upon the satisfaction of predetermined performance measures;
•	restricted stock units which provide for shares to be issued or cash to be paid upon the lapse of predetermined restrictions, or;
•	cash performance awards which provide for cash to be paid upon the satisfaction of predetermined performance measures.

Awards granted under the 2008 Plan must be evidenced by award agreements that state the terms and conditions of the awards and must otherwise be consistent with the provisions of the Plan.

Administration

The 2008 Plan is initially administered by the board of directors, which has full power and authority to take all actions necessary to carry out the purpose and intent of the plan.  The board may delegate the administration of the 2008 Plan to a committee comprised of two or more directors, who cannot be current or former employees or officers of MedPro and cannot receive remuneration from MedPro in any capacity other than as directors.  The committee will have full power and authority to take all actions necessary to carry out the purpose and intent of the plan, including the authority to grant awards to employees and to interpret the plan, establish rules and regulations, and perform all other acts it believes reasonable and proper.  Subject to the provisions of the Plan, the committee will have sole discretion to determine those eligible to receive awards, the amount, type, and timing of each award and the terms and conditions of the respective award agreements.  The committee may modify outstanding awards, accelerate or change the time of exercise, or waive a lapse of a condition of an award, and establish conditions for earning awards.  Modifications that may materially adversely affect an award cannot be made without the consent of the holder of the award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 28, 2009, by:

•	each person known by us to be the beneficial owner of more than 5% of either class of our common stock;
•	each of our executive officers and directors; and
•	our executive officers and directors as a group.

The table does not show the full potential effect of the conversion of Series A Stock or Series B Stock into our common stock or the exercise of warrants to purchase our common stock. Neither the Series A Stock nor the Series B Stock may be converted, nor may the related warrants be exercised, to the extent that such a conversion or exercise would cause the holder to beneficially own more than 9.9% of the outstanding common stock.  The holder may terminate the restriction 60 days after giving written notice to MedPro.

	Shares Beneficially Owned (1)

Name	Number of Shares	Percentage of class (2)

W. Craig Turner (3)	4,866,307	36.5%

Vision Opportunity Master Fund, Ltd. (4)	1,531,573	11.5

Vision Capital Advantage Fund LLC (5)	1,432,179	9.9

Gary A. Peterson (6)	1,108,569	8.3

Baton Development (6)	1,037,041	7.8

Warren Rustand (7)	243,658	1.8

Walter W. Weller	169,073	1.3

Marc T. Ray	46,650	*

Ernest L. Fletcher	0	—

W. Leo Kiely III	0	—

Executive officers and directors as a group (7 persons)	6,434,257	47.8

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

(2)           Percentages are based upon 13,320,366 outstanding shares.  Shares underlying currently exercisable warrants and convertible preferred shares are deemed outstanding for determining the ownership percentage solely of the holder.

(3)           Business address is 817 Winchester Road, Lexington, Kentucky 40505.

(4)           The number of shares shown in the table is the number of outstanding common shares VOMF owns.  VOMF’s business address is 20 West 55th Street, New York, New York 10019.  Adam Benowitz, Managing Member of Vision Capital Advisors LLC, has voting and investment power with respect to the securities owned by VOMF.

(5)           The number of shares shown in the table is the number of outstanding common shares VCAF owns plus the number of shares issuable upon conversion of preferred stock or exercise of warrants that would increase VCAF’s beneficial ownership to 9.9%.  VCAF’s business address is 615 South Dupont Highway, Dover, Delaware 19901.  Adam Benowitz, Managing Member of Vision Capital Advisors LLC, has voting and investment power with respect to the securities owned by VCAF.

(6)           Mr. Peterson is the CEO of Baton Development. Business address is 10040 East Happy Valley Road # 37, Scottsdale, Arizona 85260.

(7)           Includes currently exercisable warrants for 131,023 shares.

Equity Compensation Plan Information

The following table provides information with respect to our equity compensation plans as of December 31, 2008.

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,000,000	$1.81	4,500,000

Equity compensation plans not approved by security holders	0	0	0

Total	3,000,000	0	4,500,000

Item 13.            Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is currently composed of six members. Two of our directors, Mr. Kiely and Dr. Fletcher, are independent under the definition of the NASDAQ Stock Exchange. Messrs Turner and Weller are officers and employees. SC Capital, for which Mr. Rustand is a Managing Director, received cash and equity compensation for financial services provided in connection with the merger and the private placement and receives a fee under an advisory services agreement described above.  Mr. Peterson has provided consulting services to us, and Baton Development, an entity controlled by Mr. Peterson, has been a party to transactions with our predecessor described above.  Mr. Turner currently serves as Chairman of the Board of Directors.

Certain Relationships and Related Transactions

The following section describes transactions between MedPro and its directors, executive officers and their affiliates since January 1, 2006.  Transactions before December 28, 2007, involved one of MedPro’s two predecessors — Dentalserv.com (or DRSV), a Nevada public shell corporation, and MedPro Safety Products, Inc., a Delaware corporation.

•	Issuances of shares by DRSV in transaction before December 28, 2007 have been adjusted to reflect its 1-for-4 reverse stock split on that date.
•	Issuances of shares by MedPro before January 10, 2007, in transactions have been adjusted to reflect both its merger with Vacumate (described below) and the merger with DRSV on December 28, 2007.
•	Issuances of shares in transactions between January 10, 2007, and December 28, 2007, have been adjusted to reflect the merger with DRSV.

Pre-Merger Transactions Involving Dentalserv.com

December 2006 change of control

DRSV was formed as a Nevada corporation on December 15, 1999.  DRSV registered its common stock under the Securities Exchange Act in July 2006, at which time it was controlled by one shareholder who owned more than 80% of DRSV’s common stock.  DRSV stated in its registration statement that it planned to develop a dental software package, but that project was ultimately abandoned in late 2006.  In November 2006, DRSV’s principal stockholder was referred to Vision Opportunity Master Fund, which was seeking to acquire a controlling interest in a publicly listed company without assets or significant business operations that could be utilized as a vehicle for a future merger with a privately held target company in which VOMF invested.  On December 15, 2006, VOMF acquired control of DRSV by purchasing 1,254,038 shares or 89.83% of DSRV’s common stock from its controlling shareholder and two other shareholders for $650,000, or approximately $0.52 per share (post-reverse split).  DRSV issued no new shares or other securities in connection with the change of control.

Pre-Merger Transactions Involving MedPro

VOMF Bridge Loan

In anticipation of the closing of the merger and the private placement with our Series A Stockholders, in 2007 we borrowed $1,000,000 from Vision Opportunity Master Fund at an interest rate of 8% per year and paid an origination fee of $50,000.  VOMF also purchased $12 million of the $13 million of newly issued Series A Stock and related warrants to purchase our common stock.  The loan was paid back in full with the proceeds from the sale of those securities.

CRM Financing

For several years, CRM Companies, Inc., a company controlled by our CEO, Chairman and largest shareholder, W. Craig Turner, has provided substantial financial support to MedPro. The financial support provided from time to time by CRM and, to a lesser degree, by other shareholders allowed our company to continue operating.  During 2005, 2006 and 2007 we began to settle and compromise debts in order to improve our balance sheet with a view toward finding additional funding or an investment partner.

On September 1, 2006, MedPro issued a $2,000,000 promissory note to CRM as part of a corporate debt restructuring in which CRM agreed to forgive amounts otherwise owed or accruable to it under various agreements with MedPro.  CRM’s financial support to MedPro had included making short-term bridge loans, providing services, paying various expenses directly, guaranteeing loans, and subsidizing office lease expense.  At the time, our obligations to CRM totaled more than $5 million.  CRM and Mr. Turner waived these obligations, late fees due on indebtedness and any rights to future grants of warrants that had been contemplated as consideration for the loans and the services provided to MedPro in exchange for a grant of 536,306 shares of common stock to Mr. Turner and the issuance of the promissory note.  The shares were valued at $1,822,805, or approximately $3.40 per share, the price per share for which we had negotiated to issue shares to repay similar obligations to non-affiliate shareholders during 2006.  The CRM note bore interest at an annual rate of 6% and provided for additional interest of 5% every 60 days if all principal and accrued interest is not repaid by December 31, 2007.  As agreed under the terms of our stock purchase agreement with the Series A Stockholders, in 2008, we used a portion of the net proceeds from the sale of the securities to pay down all of the accrued interest and $1,250,000 of principal of this note.  Interest was then paid monthly in 2008 until the principal was repaid in full in August 2008.

As part of the debt restructuring, Mr. Turner personally guaranteed the term loan and revolving line of credit under our credit agreement.  We agreed to pay Mr. Turner a $250,000 fee for the personal guarantee.  Mr. Turner subsequently assigned the right to receive the guarantee fee to another shareholder, and on December 28, 2007, the shareholder exchanged this right for 138,783 common shares, or $1.36 per share.

As a condition to our lender’s renewal and extension of our credit agreement, Mr. Turner agreed to maintain his personal guarantee of the term loan and revolving line of credit under our credit agreement.  We agreed to Mr. Turner a $250,000 fee for the personal guarantee, which was accrued in 2008.

Accounting Fees

In January 2006, we issued 10,915 shares to settle an outstanding debt of $37,100 owed to our former accounting firm in which Marc T. Ray, our Chief Financial Officer since October 2007, owned a one-third interest.  The price per share was approximately $3.40.

Vacumate Merger

Vacumate LLC was formed by an investor group comprised in part of our shareholders, including our Chairman, to re-acquire the Vacu-Mate patents from Visual Connections after MedPro defaulted on its financial obligations under an earlier agreement to acquire the Vacu-Mate IP.  To retain the opportunity to develop the technology when it had limited capital resources, the Company entered into an agreement to develop the Vacu-Mate IP in exchange for a 40% interest in Vacumate LLC.

To facilitate a financing in the future, Vacumate LLC and MedPro combined through a merger in January 2007, in which the Vacumate LLC members received 60% of MedPro’s shares.  At the time, MedPro’s 40% ownership interest in Vacumate LLC represented a substantial portion of MedPro’s total assets. The merger combined Vacumate LLC and MedPro in a manner that gave the equity owners of each company value in the combined company equivalent to the value held in each of the predecessor companies.  In the merger:

•	each of the 60 ownership units of Vacumate LLC held by owners other than MedPro converted automatically into approximately 103,651 shares of the common stock of the combined company; and

•	each of the shares of MedPro common stock issued and outstanding immediately before the effective time was reduced to approximately 0.18 shares of the common stock of the combined company.

In the Vacumate merger, MedPro’s Chairman, W. Craig Turner, and members of his family received approximately 3.4 million shares of the common stock of the combined company for the 33 units of Vacumate LLC they owned.

Technology Development and Option Agreement

On August 24, 2007, we entered into a Technology Development and Option Agreement (the “Technology Agreement”) with SGPF, LLC.  W. Craig Turner, our Chairman and CEO, owns 100% of the equity units of SGPF.  SGPF was established to acquire technology underlying a family of prefilled safety syringe products (the “Blunt Technology”) that we believed had potential for successful commercialization, at a time when MedPro did not have the financial resources to acquire the technology and risked losing the opportunity to other interested parties.

SGPF acquired the Blunt Technology from Visual Connections and its founder in 2007.  SGPF paid an initial transfer payment of $250,000 and agreed to pay Visual Connections transfer payments totaling $2,750,000 in installments over three years beginning in 2007.  SGPF also agreed to pay a royalty of 5% of on the first $250,000 of adjusted gross sales of products using the Blunt Technology in any calendar year, and 4% of the adjusted gross sales of such products for the remainder of the year.

The Technology Agreement requires SGPF to acquire the Blunt Technology.  MedPro agreed to direct the development of the Blunt Technology with the objective of fully commercializing it as quickly as possible, and to pay up to $375,000 towards the cost of development.  MedPro also acquired the option to purchase the Blunt Technology from SGPF.  The Technology Agreement originally provided that MedPro would pay the following amounts upon exercise of the option:

•	$2,500,000 payable in cash to SGPF;
•	assumption of the $2,750,000 in patent transfer payments payable to Visual Connections, including reimbursement of any installments previously paid by SGPF; and
•	$2,500,000 payable in common stock to SGPF, based on a value of $1.81 per common share, which was the value agreed upon in our agreement with the Series A Stockholders.

MedPro also agreed to assume the obligation to pay the royalties to Visual Connections on sales of any products based on the Blunt Technology.

On September 8, 2008, we agreed to amend the Technology Agreement, which was a condition to our receiving a commitment from the holders of our Series J warrants to exercise those warrants in full for cash by November 1, 2008.  The amendment:

•
increased the portion of the exercise price to be paid in cash from $2,500,000 to $3,345,000, which amount included all amounts SGPF had paid to date under its agreement with the original holders of the technology; and

•	reduced the portion of the exercise price payable in shares of newly issued shares of our common stock from $2,500,000 to $1,250,000, based on a value of $1.81 per common share.

The amendment took effect on September 30, 2008, when the following events occurred (a) the holders of our Series J Warrants had exercised them for at least $6.5 million in cash by that date, and (b) we exercised our option to purchase the Blunt Technology.  The purchase closed in October 2008, at which time MedPro paid the cash portion of the purchase price, and the parties further amended the Technology Agreement to provide that the stock portion of the purchase price would be issued to SGPF only upon the occurrence of one of the following events:

•	Within 30 days of MedPro’s realization, on a cumulative basis, of $5,000,000 of gross sales revenue from the Blunt Technology, or
•
A ‘change of control’ of MedPro, defined as any event or set of circumstances, including but not limited to the termination of his employment, whereby W. Craig Turner ceases to possess, directly or indirectly, the power to direct or cause the direction of the management and policies of MedPro; or

•	The sale or licensing of any part of the Blunt Technology intellectual property to another entity.

As a result of its exercise of the option, MedPro assumed the obligation to pay the six quarterly patent transfer payments of $250,000 then remaining, or a total of $1,500,000.

Key-Lok Acquisition

During 2006, MedPro acquired a needless IV system, known as Key-Lok, a product owned by Baton Ventures, LLC, an entity managed by Baton Development, Inc., which is owned by Gary A. Peterson, one of our directors.  In the transaction, MedPro issued 291,020 shares of MedPro common stock to Baton Ventures and assumed outstanding legal bills of approximately $10,000. Baton Ventures also elected to convert a total of $452,000 in additional bridge loans to equity and received 132,997 shares of MedPro common stock.  At December 31, 2007, accrued and unpaid interest on the loans from Baton totaled $74,912, which was paid during the first quarter of 2008.

Convertible Notes

In 2001, MedPro issued 8% convertible notes that automatically convert into shares of common stock upon the completion of an equity financing that raises gross proceeds of $2 million.  The principal and accrued interest on the notes converted at a price equal to 74% of the price per share at which the shares are issued in the financing.  Upon the closing of the sale of the Series A Stock on December 28, 2007, the convertible notes then outstanding converted into a total of 216,347 shares of common stock at a conversion price equivalent to $1.43 per share.  The conversion price was 74% of the per share valuation of the MedPro common stock negotiated with the Series A Stockholders in connection with their investment.  One of the noteholders was a former director of our predecessor corporation.

On May 10, 2007, MedPro paid $472,983 in cash to retire a fifth convertible note and also issued 7,641 shares to the holder for his forbearance on the past due outstanding balance of the note.  To raise the cash to retire this note, on May 10, 2007, MedPro issued a total of 516,474 shares to three shareholders for $500,000, or approximately $0.97 per share.  The price per share was negotiated with the shareholders and reflected that unlike the debt-to-equity conversion transactions, the shareholders were investing cash.  One of the shareholders involved in these transaction was William Turner, the father of our Chairman and CEO, who paid $250,000 in cash to purchase 258,237 shares.

Ongoing Relationships

Lease

We lease our office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease. The lease runs through 2012 at a monthly rent of $6,975, with an option for two five-year extension options. The lessor is a partnership in which MedPro’s Chairman and CEO holds an interest.

Advisory Agreements with SC Capital Partners

SC Capital Partners, LLC served as a financial advisor in connection with a private placement to VOMF and the merger with Dentalserv.com.  For those services, SC Capital receive a total of $1,040,000 in cash, 593,931 newly issued shares of common stock and warrants to purchase 533,458 shares of common stock.  The warrants are exercisable at an exercise price of $1.81 and have substantially the same terms as the Series A warrants.  Upon completion of the merger, Warren Rustand, Managing Partner of SC Capital, became a MedPro Director.

In March 2008, we entered into a financial advisory agreement with SC Capital. SC Capital has agreed to provide us with advisory services, finder services, merger and acquisition services and strategic alliances services.  The agreement will last for a minimum term of six months and will continue on a month-to-month basis until it is terminated by either party in writing with 30 days notice.

We will pay SC Capital a consulting fee of $15,000 per month until the agreement is terminated.  We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement.  For an equity financing transaction, we must pay SC Capital a consulting fee equal to 8% of the principal cash amount of all securities and institutional and secondary financings introduced by SC Capital and provide SC Capital with warrants to purchase a number of shares or units equal to 8% of the number of shares or units sold under the equity financing.  In a debt financing transaction, we must pay SC Capital a consulting fee equal to 3% of any gross proceeds received by MedPro in connection with a debt financing.  In a committed debt facility, the fee owed to SC Capital is to be calculated on the gross available amount committed to us.  In connection with any merger and acquisition transaction occurring during the term of the agreement, SC Capital would be entitled to 2.5% of the total transaction consideration for the first $20 million and 2.0% for any amount over $20 million.  For strategic alliances or other business realignments resulting from SC Capital’s services, we must pay a consulting fee equal to 8% of the value of the transaction.

Other Transactions in Which Related Parties Have an Interest

As of December 31, 2008, amounts payable to our officers and employees totaled approximately $470,101.  This amount included accrued and unpaid compensation of $337,500 payable to W. Craig Turner for 2008 loan guarantee fees ($250,000) and accrued management fees from 2007 ($87,500) and $114,253 payable to Walter Weller, our Chief Operating Officer.  The balance of $18,348 includes back pay due to an employee and being paid at the rate of $2,500 biweekly per his request totaling $16,692.  The remainder is unpaid expense reports for December 2008 filed in January 2009.   As of the filing of this report, $150,000 is still payable to Mr. Turner and $1,692 of remaining back pay to an employee which will be paid on April 1, 2009.  All other amounts have been paid since December 31, 2008.

C. Garyen Denning, MedPro’s Vice President of Sales and Marketing, is the son-in-law of W. Craig Turner, our Chairman.  Mr. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $130,795 during 2008.

Bethany Denning, MedPro’s Director of Human Resources, is the daughter of W. Craig Turner, our Chairman.  Ms. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $64,583 during 2008.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Rodefer Moss & Co, PLLC for the audit of the company’s annual financial statements for 2008 and 2007 and fees billed for other services rendered by Rodefer Moss & Co, PLLC.

	2008	2007
Audit fees	$93,368	$45,000
Audit-related fees	43,717	—
Audit and audit-related fees	137,085	45,000
Tax fees	—	—
All other fees	—	—
Total fees	$137,085	$45,000

Audit fees include fees for the audit of the annual financial statements and reviews of the condensed financial statements included in our quarterly reports. Audit-related fees relate principally to audit-related and review services associated with private placement materials and registration statements filed with the Securities and Exchange Commission.

PART IV

Item 15.           Exhibits and Financial Statement Schedules.

(a)	Financial Statements

The following consolidated financial statements of the company included in Appendix F are incorporated by reference in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the Years Ended December 31, 2008 and 2007
Statements of Shareholders’ Equity/(Deficiency) for the Years Ended December 31, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Financial Statements

(b)	Financial Statement Schedules

Not applicable.

(c)           Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
4.4	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 to Form 8-K/A filed on September 10, 2007).
4.5	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.6	Amendment to Certificate of Designations, Series A Convertible Preferred Stock.
4.7	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).
4.8	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).
10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.3	Loan Agreement and Amendments, between Fifth Third Bank and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 18, 2008)
10.4	Promissory Note, dated September 1, 2006, between MedPro Safety Products, Inc. and CRM Development Company (incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 18, 2008)
10.5	Fourth Amendment to Loan Agreement between Fifth Third Bank and MedPro Safety Products, Inc.
10.6
Third Amended and Restated Guaranty of Payment and Performance, dated September 1, 2007, by and between Fifth Third Bank, MedPro Safety Products, Inc. and W. Craig Turner (incorporated by reference to Exhibit 10.7 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

10.7	Financial Advisory Agreement, between MedPro Safety Products, Inc and SC Capital Partners LLC (incorporated by reference to Exhibit 10.5 to Form 10-K filed on April 18, 2008).

10.8
Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (blood collection products) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 21, 2008).

10.9
Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (winged butterfly product) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 21, 2008).

10.10	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
10.12	Form of Nonqualified Stock Option Award Agreement Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on March 30, 2009.

MEDPRO SAFETY PRODUCTS, INC.

By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Craig Turner	Chief Executive Officer, Chairman of the Board of Directors	March 30, 2009
W. Craig Turner	(Principal Executive Officer)

/s/ Marc T. Ray	Vice President Finance, Chief Financial Officer	March 30, 2009
Marc T. Ray	(Principal Financial and Accounting Officer)

/s/ Walter W. Weller	President, Chief Operating Officer, Director	March 30, 2009
Walter W. Weller

/s/ Gary A. Peterson	Director	March 24, 2009
Gary A. Peterson

/s/ Warren Rustand	Director	March 24, 2009
Warren Rustand

/s/ Ernest L. Fletcher	Director	March 24, 2009
Ernest L. Fletcher

/s/ W. Leo Kiely III	Director	March 24, 2009
W. Leo Kiely III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MedPro Safety Products, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of MedPro Safety Products, Inc.:

We have audited the accompanying balance sheets of MedPro Safety Products, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity/(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedPro Safety Products, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
March 30, 2009

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets
December 31, 2008 and 2007

	December 31, 2008	December 31,2007
ASSETS
Current Assets
Cash	$11,636,843	$6,341,132
Accounts receivable, net of allowance of $15,837 for 2008	-	22,801
Note Receivable - Vision Opportunity Master Fund, Ltd		2,000,000
Inventory	288,414	545,956
Due from SGPF, LLC	-	24,089
Prepaid expenses and other current assets	9,350	2,026
Prepaid investor relation costs	228,660	-
Prepaid costs of automation equipment	452,855	200,000
Total current assets	12,616,122	9,136,004

Property and Equipment
Equipment and tooling	751,725	840,750
Leasehold improvements	114,831	44,764
Computers, network and phones	126,061	90,800
Furniture and fixtures	81,213	40,628
Trade show booth	7,341	7,341
	1,081,171	1,024,283

Less: accumulated depreciation	146,680	105,662

Property and equipment, net	934,491	918,621

Other Assets
Intangible assets	9,109,547	3,067,442
Conditional License Agreement	-	3,000,000
Deferred financing costs	97,489	139,261

Total other assets	9,207,036	6,206,703

Total assets	$22,757,649	$16,261,328

See notes to financial statements

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets (Continued)
December 31, 2008 and 2007

	December 31, 2008	December 31,2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$261,325	$2,156,147
Accrued interest payable	34,276	539,549
Current portion of long term debt	3,262,660	2,358,089
Deferred revenue	464,900	-
Notes payable to and advances from shareholders	383,333	2,659,361
Current portion of technology transfer payments - Visual Connections, Inc.	2,000,000	-

Total current liabilities	6,406,494	7,713,146

Long-Term Liabilities
Notes payable - long term portion	2,607,435	4,569,192
Non-current portion of technology transfer payments - Visual Connections, Inc.	250,000	-

	2,857,435	4,569,192

Total liabilities	9,263,929	12,282,338

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $610,260 and $4,975, respectively.	66,682	66,682
Series B Preferred
1,493,779 and 0 shares issued and outstanding, respectively.	14,938	-
Common stock
$.001 par value; 90,000,000 shares authorized; 13,320,366 and 13,285,072 shares issued and outstanding, respectively.	13,320	13,285

Additional paid-in capital	43,667,689	27,628,366
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(30,247,024)	(23,707,458)

Total shareholders’ equity	13,493,720	3,978,990

Total liabilities and shareholders’ equity	$22,757,649	$16,261,328

See notes to financial statements

MEDPRO SAFETY PRODUCTS, INC.
Statements of Operations
For the Years ended December 31, 2008 and 2007

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007
Sales
Needlyzer	$1,180	$34,656
Safe-Mate	17,948	63,393
Automation Services & Equipment	2,235,100	-
Total sales	2,254,228	98,049

Cost of Goods Sold and Automation	245,724	10,097

Gross profit	2,008,504	87,952

Operating Expenses
Salaries, wages, and payroll taxes	1,216,005	494,532
Share based compensation	2,693,250	-
Qualified profit sharing plan	151,131	-
Advertising and promotion	204,286	-
Product development costs	425,344	115,345
Professional and insurance	1,616,254	471,860
General and administrative	634,954	802,047
Travel and entertainment	372,843	197,302
Inventory write down	294,877	34,987
Depreciation and amortization	117,165	78,039
Other and loss on disposal of assets	202,494	-
Total operating expenses	7,928,603	2,194,112

Loss from operations	(5,920,099)	(2,106,160)

Other Income (Expenses)
Interest expense	(795,083)	(1,168,447)
Other Income (Expenses)		14,607
Income from debt forgiveness	113,069
Interest income	62,547	7,400

Total other income (expenses)	(619,467)	(1,146,440)

Provision for income taxes	-	-

Net loss	(6,539,566)	(3,252,600)

Preferred Stock:
Deemed dividend on embedded conversion feature	-	(3,975,120)
Net loss attributable to common shareholders	$(6,539,566)	$(7,227,720)

Net Loss per share
Basic and diluted net loss per share	$(0.49)	$(0.68)

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic and diluted	13,285,168	10,579,301

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Shareholders’ Equity/(Deficiency)
For the Years ended December 31, 2008 and 2007

						Additional Paid-In Capital
	Common Stock		Preferred Stock		Unearned Compensation		Accumulated Deficiency
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2006	10,360,494	$10,361	-	-	-	$11,048,327	$(16,479,739)	$(5,421,051)

Common shares issued in conversion of debt	216,347	216	-	-	-	309,764		309,980

Common shares issued to Jacobsen	7,641	8	-	-	-	(8)		-

Common shares issued for cash	700,272	700	-	-	-	749,300		750,000

Common shares of DentalServ.com shareholders assumed in the merger	1,406,387	1,406	-	-	-	(1,406)		-

Series A preferred shares issued for cash, net of issuance costs of $1,407,340	-	-	6,668,229	66,682	-	11,525,978		11,592,660

Common shares issued in connection with issuance costs of preferred stock	593,931	594	-	-	-	(594)		-

Common shares issued for future services	-	-	-	-	(21,885)	21,885		-

Deemed dividend on imbedded conversion feature in preferred stock	-	-	-	-	-	3,975,120	(3,975,120)	-

Net loss	-	-	-	-	-	-	(3,252,599)	(3,252,599)

Balance, December 31, 2007	13,285,072	13,285	6,668,229	66,682	(21,885)	27,628,366	(23,707,458)	3,978,990

Series B Convertible Preferred shares issued for cash	-	-	1,493,779	14,938	-	13,010,815	-	13,025,753

Options granted to employees and Directors	-	-	-	-	(14,580,000)	14,580,000	-	-

Earned portion of employee and director options	-	-	-	-	2,693,250	-	-	2,693,250

Unearned portion of share based compensation	-	-	-	-	11,886,750	(11,886,750)	-	-

Common shares issued in exchange for services	35,294	35	-	-	-	335,258	-	335,293

Net loss	-	-	-	-	-	-	(6,539,566)	(6,539,566)

Balance, December 31, 2008	13,320,366	$13,320	8,162,008	$81,620	$(21,885)	$43,667,689	$(30,247,024)	$13,493,720

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Cash Flows
For the Years ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities
Net loss	$(6,539,566)	$(3,252,599)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	75,393	33,967
Amortization of financing costs	41,772	44,072
Write off of prepaid automation	200,000	-
Write down of inventory to lower of cost or market	294,877	-
Charge off of prepaid license fee to legal expenses	700,000	-
Stock issued for interest	-	99,880
Stock issued for services	335,293
Write down of intellectual property		300,000
Share based compensation	2,693,250	-
Changes in operating assets and liabilities
Accounts receivable	22,525	(18,225)
Inventory	(37,336)	(30,943)
Other current assets	(686,732)	43,628
Accounts payable and accrued expense	(1,431,752)	1,325,116
Accrued interest payable	(105,272)	(36,673)
Net cash flows from operating activities	(4,,437,548)	(1,491,777)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	24,089	(24,089)
Proceeds from cancellation/(payment for) license agreement	2,300,000	(3,000,000)
Purchase of intangible assets	(3,845,000)	(52,895)
Cost of property sold	202,494	-
Purchases of property, equipment	(293,756)	(635,153)
Net cash flows from investing activities	(1,612,173)	(3,712,137)

Cash Flows From Financing Activities
Shares issued for cash	-	750,000
Collection of notes receivable	2,000,000	-
Payment of bank fees	(150,000)	-
Proceeds from bank borrowings	5,975	1,317,500
Repayments on bank borrowings	(1,063,160)	(83,314)
Proceeds from notes payable to and advances from shareholders	61,778	(91,754)
Payments on notes payable to and advances from shareholders	(2,534,912)
Net cash from issuance of preferred shares	13,025,751	9,592,660
Net cash flows from financing activities	11,345,432	11,485,092
Net increase in cash	5,295,711	6,281,178

Cash at the beginning of the period	6,341,132	59,954

Cash at the end of the period	$11,636,843	$6,341,132

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$975,267	$1,255,240

Non-cash financing activities :
Accrual for purchase of intangible assets	$2,250,000	$-

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

MedPro was originally incorporated in Kentucky in 1995 and changed its corporate domicile to Delaware in 1999.  On January 10, 2007, MedPro merged with Vacumate LLC, a limited liability company in which MedPro shareholders, including its Chairman, owned a controlling interest.  Vacumate LLC was formed in March 2003 to re-acquire patents for the Vacumate technology after the Company defaulted on its financial obligations under an earlier agreement to acquire the patents.  To retain the opportunity to develop the technology when it had limited capital resources, MedPro entered into an agreement to develop the Vacumate technology in exchange for a 40% interest in Vacumate LLC.

The January 2007 merger combined Vacumate LLC and the Company in a manner that gave the equity owners of each party value in the combined Company equivalent to the value held in each of the predecessor companies.  In the merger:

•
each of the 60 ownership units of Vacumate LLC held by owners other than MedPro converted automatically into approximately 103,651 shares of the common stock of the combined Company (totaling approximately 6,219,000 shares); and

•
each of the shares of MedPro common stock issued and outstanding immediately before the effective time was reduced to approximately 0.18 shares of the common stock of the combined Company(totaling approximately 4,419,000 shares).

On December 28, 2007, the Company completed a reverse takeover merger with Dentalserv.com (“DRSV”), a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act, resulting in MedPro becoming a public company.  The reverse takeover merger was a condition to a concurrent $13 million investment by Vision Opportunity Master Fund, Ltd. (“VOMF”) and three Sands Brothers Venture Capital Funds (“Sands Funds”) under the terms of the preferred stock purchase agreement among MedPro and those purchasers.

The following transactions occurred concurrently in connection with the reverse takeover merger:
•	The approximately 5.6 million then outstanding common shares of DRSV were combined into approximately 1.4 million common shares in a 1-for-4 reverse stock split.
•	VOMF and the Sands Funds were issued a total of 6,668,229 shares of convertible preferred stock and warrants to purchase common shares for a purchase price of $13,000,000.
•	The 24,829,118 common shares owned by the MedPro shareholders immediately before the merger were converted into 11,284,696 shares of DRSV, and DRSV was renamed “MedPro Safety Products, Inc.”

VOMF purchased 5,129,407 preferred shares and related warrants for $10,000,000 in cash and 1,025,881 preferred shares and related warrants for a $2,000,000 promissory note due March 31, 2008.  The Sands Funds purchased the remaining preferred shares and warrants for a total of $1,000,000 in cash.  VOMF paid its promissory note in full on March 3, 2008.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

  NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

VOMF and the Sands Funds were issued one Series “A” warrant and one Series “B” warrant for each share of preferred stock they purchased.  Both the “A” and “B” Warrants have a five-year term expiring on December 28, 2012.  The “A” warrants are exercisable for 6,668,229 common shares at $1.81 per share and the “B” warrants are exercisable for 6,668,229 common shares at $1.99 per share.  VOMF was also issued Series “J” warrants exercisable for 5,975,116 common shares at $2.18 per share that expire on December 28, 2008, and Series “C” warrants, exercisable for 5,976,116 common shares at $2.18 per share, that expire on December 28, 2012.  The “C” warrant becomes exercisable only to the extent the “J” warrant is exercised.

In addition, for advisory services in connection with the transactions, SC Capital Partners, LLC was issued 593,931 common shares and a warrant to purchase 533,458 common shares and received a cash fee based on 8% of the $13,000,000 capital raised.  The initial installment of $880,000 was paid on December 28, 2007 and the balance of $160,000 was paid in March 2008 after VOMF paid the $2,000,000 note.  The warrant issued to SC Capital Partners is exercisable for $1.81 per share.

See Note 10 for details on the valuation of the various warrants.

The following table summarizes the transactions in which the Company issued common shares during 2006 and 2007:

Transaction	2006(1)	2007
	(# of shares)	(# of shares)
Shares issued for services (directors and officer fees)	204,524	-
Shares issued for debt	1,846,552	216,347
Shares issued for debtholder forbearance	-	7,641
Shares issued to acquire assets	727,549	-
Combination of shares in Vacumate merger (reverse stock split)	-	(6,216,297)
Issuance of shares in Vacumate merger	-	6,216,297
Shares issued for cash	-	700,272
Shares issued in Dentalserv.com merger	-	1,406,387
Shares issued as advisory fee	-	593,931

(1)	Share amounts for 2006 are presented before the effect of the Vacumate merger, in which each outstanding share was converted into .4 of a share.

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

On December 28, 2007, the Company completed a reverse takeover merger with DRSV, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act, resulting in MedPro becoming a public company.  The reverse takeover merger was a condition to a concurrent $13 million investment by VOMF and the Sands Funds under the terms of the preferred stock purchase agreement among MedPro and those purchasers.  MedPro was the survivor of the merger for accounting purposes, although the Delaware corporation went out of existence.  The reverse merger and investment by the VOMF and the Sands Funds were accounted for as capital transactions in which:

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	MedPro issued 1,406,387 shares of its common stock to the DRSV shareholders for the net monetary assets of the shell corporation;
•	MedPro issued 6,668,229 shares of convertible preferred stock and warrants to purchase 25,820,150 common shares to the investors for $13,000,000; and
•	MedPro issued 593,931 shares of common stock and warrants to purchase 533,458 shares of common stock and also paid $1,040,000 in cash as an advisory fee.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations, resulting in negative cash flows from operations and an accumulated deficit of $(30,247,024) at December 31, 2008. Management’s plan for the Company to meet its cash flow needs through the end of 2009 and to ultimately achieve profitability is discussed below.

The Company has historically depended on borrowings to fund operations.  See Notes 4, 5, and 7 for details of the Company’s debt. Its Chairman has personally guaranteed up to $5.8 million of the Company’s bank debt. In return, the Company agreed to pay its Chairman a $250,000 fee annually until the note is paid or the guarantee is released.  The guarantee fees have been expensed as incurred.

The Company received net proceeds of approximately $11.6 million in cash from its sale of preferred stock discussed above.  The Company has also entered into agreements with a European-based medical company providing for the distribution and sale of three of the Company’s blood collection safety products.  The agreement for two of the products provides for the sale of a minimum of 275 million units for approximately $33 million over a five-year period beginning when product shipments commence. The agreement for the third product provides for the sale of a minimum of 75 million units for approximately $11.2 million over a five-year period beginning when product shipments commence.

In September and October of 2008 the Company received proceeds of $13.0 million from the sale of Series B Preferred Stock to two preferred stockholders.  The Company also collected $2.3 million from the cancellation of its license agreement with an Australian company.  Finally, the Company received $2.7 million as fees and advances in connection with the services being performed in connection with the distributor of its blood collection products. Management believes these funds will provide adequate funding through 2009.

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
DECEMBER 31, 2008 AND 2007
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues and Costs Recognition – The Company historically derived its revenues from the sales of dental needles and needle destruction equipment.  Revenues in 2008 were derived from occasional sales of the needle destruction device and sales of safety dental needle through the first half of the year.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  The Company expects to begin shipping the Vacuette® tube activated product and anticipates generating revenue from its tube-activated Vacuette® device during the fourth quarter of 2009.  Design and development issues have delayed production. The Company completed its ISO 13485 Quality Plan and Registration process was completed in 2008 and expects to complete a large validation and verification build of the tube activated product in June 2009.

In 2008, the Company recognized income from program fees paid under the terms of its two distribution agreements with a worldwide medical products company to manufacture and distribute three medical safety products.  The parties entered into the agreements in July 2008.  The distributor agreed to purchase minimum annual quantities of both models of our safety needles and our winged blood collection set over a five-year term for royalties totaling over $43 million under both agreements.  The agreements initially provided for the Company to receive payments for designing and constructing the automated production lines for manufacturing the products, payable in installments beginning on October 1, 2008 upon the achievement of certain milestones leading to validation of the final production line. We received initial payments totaling $2.7 million on October 3, 2008 upon delivery and acceptance of the initial design plan by the distributor.

In November 2008 the distributor decided to complete the automation line with its own personnel in its European facilities.  Although amendments to the two distribution agreements have not been finalized, the parties have agreed to allocate the $2,700,000 payment made in October 2008 to pay a $1,000,000 program fee under each of the agreements for the Company’s forbearance from offering certain of its products to other manufacturers and distributors.  The balance of $700,000 was an advance for expenses incurred by the Company for automation assistance provided and equipment acquired on behalf of the distributor.

The distribution agreements provide that the Company must deliver multiple services (multiple elements).  The Company earns “program fees” for its forbearance from offering its products to other manufacturers and distributors and the delivery of an initial design plan. The Company also participates in the validation of automated production lines to manufacture the products subject to the forbearance arrangement. Finally, the Company is entitled to royalty payments based upon the greater of minimum unit production levels or actual future production.  In accounting for these arrangements, the Company considered the guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and the Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In applying this guidance, the Company generally limits the amount of revenue it recognizes from these types of arrangements to amounts that are not contingent on additional deliveries.

Cost of goods sold includes all direct production costs and shipping and handling costs.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  An allowance for doubtful accounts of $15,837 was recorded at December 31, 2008. The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory – Inventory consists primarily of Needlyzer devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization for assets placed in service is provided using the straight line method over their estimated useful lives.  The cost of normal maintenance and repairs is charged against earnings.  Expenditures which significantly increase asset values or extend useful lives are capitalized.  The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Management elected to charge off the $300,000 acquisition cost of the Safe-Mate intellectual property and patent in 2007.  The charge was recorded in General and Administrative expense on the Statement of Operations.  The product has never achieved the level of commercial success hoped for by management and its patent protection expired in 2008. No other material impairments of intangible assets have been identified during any of the periods presented.  Amortization was immaterial for all periods presented.  Amortization of the Vacumate technology will begin when commercial shipments begin in late 2009.  Management believes that future revenue from an existing minimum volume contract for this product insures that the carrying value of this asset is not impaired.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Key-Lok intellectual property intangible asset acquired in 2006 is still in the process of being evaluated for reintroduction into the marketplace.  Since no sales or contracts have been signed, management has elected to delay the start of amortization based on no units of production experience.  Management expects future revenue to be sufficient on this product to avoid any impairment adjustment as of December 31, 2008.

On December 31, 2007, the Company purchased an option for $3,000,000 from Unilife Medical Solutions Ltd. of Australia to negotiate an exclusive license agreement to market Unilife safety syringes in the United States.  The Company originally recorded the option on its balance sheets until such time that Unilife either granted the license or refunded the option payment. In 2008, the parties agreed to terminate the license agreement, and Unilife refunded the $2,300,000 option payment and retained $700,000 as reimbursement for legal and related expenses incurred in connection with strategic initiatives between the two parties. The Company expensed the $700,000 as legal expenses.

On August 24, 2007, MedPro entered into a Technology Development and Option Agreement with SGPF, LLC.  MedPro’s Chairman owns all of the equity units of SGPF, which was established to acquire technology underlying a family of prefilled safety syringe products (the “Blunt Technology”) that MedPro believed had potential for successful commercialization, at a time when MedPro did not have the financial resources to acquire the technology and risked losing the opportunity to other interested parties.

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

MedPro’s agreement with SGPF provides that MedPro will direct the development of the Blunt Technology with the objective of fully commercializing it as quickly as possible, and will pay up to $375,000 towards the cost of development.  MedPro also acquired the option to purchase the Blunt Technology from SGPF for the following purchase price:

•	$2,500,000 payable in cash to SGPF;
•	assumption of the $2,750,000 in patent transfer payments payable by SGPF, including reimbursement of any installments previously paid by SGPF; and
•	$2,500,000 payable in common stock to be issued to SGPF, based on a value of $1.81 per common share, which was the valuation agreed upon in MedPro’s agreement with its preferred stockholders.

MedPro also agreed to assume SGPF’s obligation to pay the royalties on sales of any products based on the Blunt Technology.

On September 30, 2008, MedPro exercised the option to purchase patents and related rights to anti-blunting syringe technology.  The purchase price was $3,345,000 payable in cash and the contingent issuance of 690,608 shares of our common stock.  MedPro paid $1,113,444 of the cash portion of the purchase price before the end of September 2008 and the balance of $2,231,556 was paid in October.  The share-based component of the purchase price is due upon the collection of $5,000,000 in sales revenue from the products, the sale or license of all or part of the product to a third party or the change in control of MedPro. The purchase price and share component of the agreement were renegotiated in September in connection with the commitment of our principal preferred stockholder to exercise the J warrants in exchange for Preferred Series B shares. We assumed the remaining $1,500,000 of patent payments that were due after the time we exercised our option.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, MedPro entered into an agreement with Visual Connections, Inc. and Mr. Asbaghi to acquire the patents, patent applications and related rights to the technology underlying the Vacuette® Premium Winged Safety Blood Collection Set.  Visual Connections transferred its interest to us upon execution of the agreement, and we paid an initial transfer payment of $250,000 shortly after we entered into our agreement with a customer for the production and distribution of the product.  We also agreed to pay transfer payments totaling $1,250,000 in five quarterly installments, which began in October 2008, as well as a royalty of 4% of the adjusted gross sales of the product.  The agreement also grants MedPro a right of first refusal to negotiate an agreement for the rights to commercialize any additional Visual Connections products in the future.

Our technology transfer obligations at December 31, 2008, relating to both the Blunt and winged blood collection technologies, were as follows:

Quarter	Blunt	Winged	Payable at 12/31//08
2009
First	250,000	250,000	500,000
Second	250,000	250,000	500,000
Third	250,000	250,000	500,000
Fourth	250,000	250,000	500,000
2010
First	250,000	—	250,000

Total	$1,250,000	$1,000,000	$2,250,000

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the years ended December 31, 2008 and 2007, have been expensed.  The Company incurred no research and development costs during the years ended December 31, 2008 and 2007, respectively.

Advertising – Advertising costs are expensed as incurred.  The Company incurred $204,286 and $23,667 of such costs during the years ended December 31, 2008 and 2007, respectively.

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

Concentration of Credit Risk – From time to time during the years ended December 31, 2008 and 2007, certain bank account balances were in excess of federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretations (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statements of Financial Accounting Standards (“SFAS”) No. 109, which clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.  This accounting standard was effective for fiscal years beginning after December 15, 2006.  The effect of adopting FIN 48 did not have a material affect on our financial position and results of operations.  Our open tax years include all returns filed for 2005 and later.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 did not significantly impact our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements and therefore requires no new fair value measurement. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes an amendment of SFAS 115. SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Unrealized gains and losses must be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  The Company elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  SFAS 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 141(R) and SFAS 160 will be effective for fiscal years beginning after December 15, 2008.  The Company has not yet concluded what impact these new standards will have, if any, on its financial statements.

Certain amounts in the 2007 financial statements have been reclassified to conform with classifications used to prepare the 2008 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – ACQUISITIONS

On January 10, 2007, MedPro merged with Vacumate, LLC.  Because they were held under common control, MedPro and Vacumate reported their financial results as a single entity before the merger.

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

NOTE 3 – INVENTORY

The Company’s inventory consists primarily of the Needlyzer product less an amount that is necessary to adjust inventory to its estimated net realizable value less all applicable disposition costs.  The Company recorded an additional write down of the Needlyzer inventory in 2008.  The entire Safe-Mate inventory was written off in 2008 and the product abandoned.  Write downs of our inventory amounted to $294,877 and $34,987 in 2008 and 2007, respectively.

NOTE 4 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control over. They are comprised of the following:

	2008	2007
Short term advances with no stated terms settled in the ordinary course of business	$1,656	$6,116
Demand and promissory notes with varying interest rates and conversion features	468,445	2,653,245

Less amounts reflected in accounts payable	(86,768)	0

	$383,333	$2,659,361

Short term advances consisted of $1,656 and $6,116 for December 31, 2008 and 2007, respectively, which were due to various related parties including a company controlled by our Chairman for unsettled advances and services.

Demand and promissory notes payable to related parties at December 31, 2008 included $85,112 of accrued back pay included in accounts payable.  Of this amount, our Chief Operating Officer was due $68,420 and $16,692 was due to another employee.  The remaining $383,333 of the notes payable is comprised of accrued management fees of $87,500 due to our Chairman, an accrued loan guarantee fee of $250,000 due to our Chairman, and accrued management fees of $45,833 due to our Chief Operating Officer.

Demand and promissory notes payable to related parties at December 31, 2007, included $235,000 payable to shareholders on notes bearing interest at varying rates of up to 20%.  All principal and unpaid interest on notes payable to these shareholders at December 31, 2007, was paid in early 2008.

Other demand and promissory notes at December 31, 2007 include $74,912 owed to Baton Development, Inc., a company owned by Gary Peterson, a director, and accrued compensation payable to our Chairman and to our Chief Operating Officer totaling $133,333.  Baton Development was paid in full in 2008.  Notes payable also included a $60,000 payable for advances to DentalServ prior to the merger in 2007, which was written off in 2008.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS (Continued)

The remaining balance of the promissory notes outstanding at December 31, 2007, was represented by a note payable to CRM Development Company (“CRM”), a company controlled by our Chairman.  As of that date, the outstanding principal of the CRM note totaled $2,150,000, and the Company had accrued $120,000 of interest.  On January 1, 2007, the outstanding principal balance of the note (then $2,000,000) began to bear interest at an annual rate at 6%.  During 2007, CRM loaned an additional $150,000 to the Company.  Penalty provisions required payment of an additional 10% of interest on the principal balance if the note is not repaid by December 31, 2007, and an additional 5% of interest every sixty days thereafter.  Our Chairman waived the imposition of any additional interest penalties.   The principal and all accrued interest on the note were paid in full in 2008.

NOTE 5 – RELATED PARTY TRANSACTIONS

The CRM note discussed in Note 4 above was issued on September 1, 2006 as part of a restructuring of the Company’s debt.  Before the restructuring, CRM had continually loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building owned by a partnership in which the Company’s Chairman is a partner.  Before September 1, 2006, all amounts advanced by CRM were recorded as book entry advances with no definitive repayment terms.  The balance of these advances totaled $3,188,363 at December 31, 2005.  CRM agreed to forgive amounts otherwise owed by the Company in exchange for 536,306 shares of common stock valued at $1,822,805 and the CRM note in the amount of $2,000,000.  The Company also recorded a contribution to paid-in capital to reflect the remaining $1,294,526 of advances forgiven by CRM.  During 2007, CRM loaned an additional $150,000 to the Company, increasing the principal amount of the CRM note to $2,150,000.

As part of the September 2006 debt restructuring, our Chairman agreed to personally guarantee the term loan and revolving line of credit under the Company’s credit agreement with a commercial lender, for which the Company agreed to pay him a $250,000 fee.

As a condition to our lender’s renewal and extension of our credit agreement in 2008, our Chairman agreed to maintain his personal guarantee of the term loan and revolving line of credit.  We agreed to pay him a $250,000 fee for maintaining the personal guarantee, which was accrued in 2008.

In addition to the transactions discussed above and in Note 4, the Company incurred interest expense on the indebtedness to shareholders totaling approximately $286,012 and $199,000 for the years ended December 31, 2008 and 2007, respectively.

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity.  The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning on the date of execution.  The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement.  The agreement also contains certain fees for future capital milestones achieved.  Warren Rustand, a director of the Company, is a principal of SC Capital Partners, LLC.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices. To date, none of the existing patents have been commercially exploited. The Company expects to begin delivering product in the late fourth quarter 2008 or the first quarter 2009. These various patents include Vacu-Mate Skin and Tube models with a cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the Winged infusion set at $1,250,000.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 – INTANGIBLE ASSETS (Continued)

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year.  Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2009	$83,862
2010	1,814,769
2011	1,835,854
2012	1,821,909
2013	1,821,909
After 12/31/13	1,828,731

NOTE 7 – LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Payable to Fifth Third Bank, Term Loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing August 1, 2011, collateralized by an assignment of intellectual properties	$4,027,777	$5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit, Interest at prime plus 2%, payable monthly beginning in April 2007, due April 1, 2009	1,498,475	1,492,500

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5% monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by the Company’s Chairman, CFO and two other shareholders	343,843	434,781

	5,870,095	6,927,281

Less: current portion	3,262,660	2,358,089

Long-term portion	$2,607,435	$4,569,192

The revolving line of credit, as amended in November 2008, permits the Company to draw up to $1,500,000.  The credit agreement was also amended in 2008 to remove financial covenants and include cross-collateral agreements and a pledge of intangible assets .

The following table summarizes the maturities of long-term debt:

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 – LONG-TERM DEBT (Continued)

12 month periods ended December 31,
2009	$3,262,660
2010	1,771,756
2011	807,692
2012	27,987
Total	$5,870,095

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,230 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”) and 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”). At December 31, 2008, the Company’s issued and outstanding shares consisted of 13,320,366 shares of Common Stock, 6,668,229 Series A Stock, and 1,493,779 shares of Series B Stock. In addition, warrants to purchase 19,913,068 shares of common stock were outstanding at December 31, 2008.

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

The Company’s original four Series A Stockholders were issued one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of preferred stock they held. In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of preferred stock it held.  See Note 11 for a description of the rights of the four series of warrants issued with the Series A Stock and the valuation of these warrants pursuant to the Black-Scholes method.

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

VOMF transferred a portion of its common stock, Series A and Series B Preferred Stock and Series A, B, J and C warrants to an affiliate, Vision Capital Advantage Fund (“VCAF”) in August 2008.  During September and October 2008, VOMF and VCAF exercised all of the outstanding J warrants, purchasing 1,493,779 shares of Series B Stock for cash totaling $13,025,753.

Series A Convertible Preferred Stock

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

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

Voting Rights
The Series A Stockholders have no voting rights, except that as long as there are 200,000 shares of Series A Stock outstanding, the affirmative vote of 75% of the Series A Stock is required for the Company to take the following actions:

•      To authorize the issuance of a series of stock ranking equal or senior to the Series A Stock with respect to liquidation rights.

•      To repurchase, redeem, or pay dividends on shares of common stock other than de minimus repurchases or contractual redemption obligations.

•      To amend the articles of incorporation or bylaws or to reclassify our outstanding securities in a way that materially and adversely affect the rights of Series A Stock.

•      To make any unauthorized distribution to the holders of stock junior to the Series A Stock.

• To voluntarily file for bankruptcy, liquidate assets or make an assignment for the benefit of our creditors. • To discontinue involvement in the Company’s current business.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

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

See Note 11 regarding the classification of the Series A Stock as equity.
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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

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

If the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend.  The liquidation preference dividend amounts would have been $610,260 through December 31, 2008 and $4,975 through December 31, 2007.  These amounts have not been recorded in the financial statements.

The Company’s Series A Convertible Preferred Stockholders also hold Series “A” warrants and Series “B” warrants to purchase common stock, one warrant of each series for each of the 6,668,229 shares of preferred stock they hold.  In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrants for each of the 5,975,116 shares of preferred stock it holds.  See Note 11 for a description of the terms of these four series of warrants and details on how they have been valued under the Black-Scholes methodology.

Series B Convertible Preferred Stock

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

Registration Rights

The Company entered into a registration rights agreement with the Series A Stockholders that requires it to register their "registrable securities" with the SEC for public resale. "Registrable securities" are the shares of the Company’s common stock issuable upon (a) the conversion of the Series A Stock and (b) the exercise of the Series A, B, J and C stock purchase warrants.  In addition, shareholders who received shares in the December 28, 2007 reverse merger and did not sign lock-up agreements with the Series A Stockholders may have their shares included in the registration statement, which would enable them to sell their shares without compliance with a one year holding period or other conditions of Rule 144.  The material terms of the registration rights of the Series A Stockholders are as follows:

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

Liquidated Damages
If the Company fails to file:
•      A request for acceleration of effectiveness of the registration statement within 3 business days after the SEC notifies us that a registration statement will not be reviewed; or
•      A subsequent registration statement if the original registration statement ceases to be effective before expiration of the effectiveness period; or

If the Company postpones or suspends the effectiveness of a registration statement for more than 60 days in the aggregate during any 360-day period; or

If trading in the Company’s common stock is suspended or if the common stock is no longer quoted on or is delisted from the OTC Bulletin Board (or other principal exchange on which the common stock is traded) for any reason for more than three business days in the aggregate;

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

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

The Company agreed to issue as of December 28, 2007, warrants to purchase 533,458 common shares to SC Capital Partners, LLC for $1.81 per share.  These warrants were compensation for financial advisory services in connection with the $13,000,000 Series A Stock sale.  The terms of these warrants are comparable to the “A” warrants and expire on December 28, 2012.  None of these warrants had been exercised as of December 31, 2008.

The Company has authorized the issuance of warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for the publication of a research report about the Company in a medical device industry publication.  These warrants will not be issued until the report is published and will expire on December 28, 2012.

During the year ended December 31, 2008

On August 18, 2008, the Company adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan and issued 3,000,000 stock options to its directors and employees on the terms agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders.  The stock option awards are described in Note 11.

In December 2008, the Company issued 35,294 shares of common stock as a portion of the compensation payable for investor relations advisory services.

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

As part of the September 2006 debt restructuring, the Company’s Chairman and CEO agreed to personally guarantee the term loan and revolving line of credit under the Company’s credit agreement, for which the Company agreed to pay him a $250,000 fee.  The Chairman subsequently assigned the right to receive the fee to another shareholder, and on December 28, 2007, the shareholder exchanged the right for 183,798 common shares, or $1.36 per share.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued)

Options to purchase 25,000 shares of common stock were outstanding at December 31, 2006. The options were issued as inducements for investors and shareholders to provide funding.  All of the 25,000 options expired unexercised during 2007.

NOTE 9 – INCOME TAXES

The Company incurred no current or net deferred income tax expense or benefit for the years ended December 31, 2008 and 2007.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes principally as a result of share-based compensation for 2008 and because the Company has provided allowances for the entire amount of its net operating losses for both 2008 and 2007. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred assets at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets (liabilities):
Fixed assets	$(34,734)	$97,951
Write off of intangible assets	(95,880)	0
Unearned share based compensation	860,763	0
Accrued interest payable	(18,224)	125,936
State deferred tax asset	1,102,151	782,094
Net operating loss carryforwards	5,158,871	4,207,979
Less: valuation allowance	(6,972,947)	(5,213,960)

Net deferred tax assets	$-	$-

The Company had no net deferred tax liabilities as of December 31, 2008 and 2007.  As of those dates, the majority of its deferred tax asset consists of net operating loss carryforwards (tax effect) of $5,158,871 and $4,207,979, respectively, directly related to its total net operating loss carryforwards of $16,141,646 and $10,203,015, respectively. These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances of $(6,972,947) and $(5,213,960) as of December 31, 2008 and 2007, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by FIN 48.  The Company does not believe that any of its positions it has taken will not prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.

In 2008, the Company scrapped its remaining Safe-Mate inventory and took a loss of $42,445. We took additional write downs on our Needlyzer inventory amounting to $252,432 based on our determination of the lower of cost or market value. Since the tax treatment for these transactions mirrored the accounting treatment, no deferred taxes were reflected for these adjustments.

In 2007, management elected to adjust its Needlyzer inventory to the lower of cost or market basis for tax purposes in 2007, consistent with a financial statement position taken in 2004.  Management believes that future marketing efforts for the Needlyzer device will not result in commercially reasonable results and that for tax purposes the inventory should be written down to the net realizable value.  The effect of this adjustment in 2007 before valuation allowance on the net deferred tax asset for inventory is a reduction of $124,754 in deferred Federal income tax asset and an adjustment in the deferred state tax asset of $22,015 for a combined total effect of $146,769.  Since 100% of these deferred tax assets were previously reserved there has been no impact on either the tax provision on the income statement or the deferred tax assets on the balance sheet.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 – INCOME TAXES  (continued)

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

Total lease expense was $83,225 and $57,000 for the years ended December 31, 2008 and 2007, respectively.  Future minimum annual lease payments at December 31, 2008, were as follows:

12 month period ended December 31,
2009	$83,700
2010	83,700
2011	83,700
2012	55,800
Total	$306,900

NOTE 11 – STOCK OPTIONS AND WARRANTS

2008 Stock Option Awards

At December 31, 2007, the Company had no written or unwritten stock ownership or option plans for employees.  The September 2007 preferred stock purchase agreement among the Company and the Series A Stockholders authorized the Company to award rights to purchase 3,000,000 common shares to its management and employees at $1.81 per share, the agreed upon valuation of the Common Stock in the September 2007 agreement, under an employee stock option program.  At December 31, 2007, the terms of the purchase rights had not been established, nor had they been assigned or allocated to any members of management, directors or employees.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

On August 18, 2008, the Company adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”) and issued stock options to its directors and employees in the amounts and on the terms agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders.  The Company’s employees, including its three executive officers, were granted a total of 2,800,000 options.  The two non-employee directors each were granted 100,000 options.  The options may be exercised at an exercise price of $1.81 per share only on the earliest of January 1, 2013, the date of the holder’s death or 100% disability, termination of employment or service as a director, and the date of a change in control of the Company.  Because the exercise price was less than market price of MedPro stock on the date of grant, the Company set a date certain for the exercise of the options in order to qualify for exemptions from excise taxes under IRS deferred compensation rules.

The Company has recorded unearned compensation of $14,580,000, or $4.86 per share underlying the options, to reflect the grant of these options.  In determining the fair value of the options at the date of grant, management relied in part upon the report of an independent valuation firm.  The trading price of MedPro common shares on the grant date, was $9 per share, and the median trading price for the 30-day period ending on the grant date was also $9 per share.  However, due to the infrequency and low volume of trading in MedPro’s shares, it was determined that an active trading market did not exist to provide pricing information on an ongoing basis under SFAS 157.  In addition, publicly traded guideline companies were not used to value the underlying shares because neither MedPro nor any of the public companies identified as comparable to MedPro were profitable, and an earnings multiple could not be computed.

The Black-Scholes model was used to value the options.  Assumptions used in the valuation included an expected term of 2.48 years, volatility of 60% based on trading data of comparable public companies, and an equivalent bond yield of 2.5%.  The fully diluted value of $6.56 per share used in the model was determined by first discounting the trading price of $9.00 per share by 16% to reflect a lack of liquidity due to restrictions on exercise and a thin trading market.  Because only 1% of the 13,285,072 shares then outstanding were not restricted under SEC Rule 144, an efficient trading market as defined by SFAS 123(R) did not exist for MedPro shares.  Therefore, the value per share was further adjusted for the dilutive effect of the exercise of the 3,000,000 options.

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $2,693,250 of compensation expense for the period from August 18 through December 31, 2008. The balance of the unearned compensation is $11,886,750 at December 31, 2008.

Under SFAS 123(R), the requisite service period is usually the vesting period.  The options issued on August 18, 2008, are fully vested on the grant date because they can be exercised upon termination of employment or termination of service on the board of directors (as the case may be).  However, if employment were terminated immediately, the recipient would remain subject to a non-compete covenant in the award agreement during the 24 months following termination, which is an implicit service period other than the vesting period.

SFAS 123(R) requires consideration of the following: (a) all vesting and exercisability conditions; (b) all explicit, implicit, and derived service periods; and (c) the probability that performance or service conditions will be satisfied. In this case, the non-compete period is assumed to be the explicit requisite service period and management believes the probability of the service conditions being met is nearly 100 percent.

SFAS 123(R) requires that compensation cost be recognized on a straight-line basis over the requisite service period for each separately vesting portion or over the requisite service period for the entire award. In this case, the vesting period is immediate, therefore compensation expense can only be recognized for the entire award.

Stock option activity for 2008 may be summarized as follows:

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

	Shares	Average weighted exercise price
Outstanding at January 1, 2008	0	n/a
Granted	3,000,000	$1.81
Exercised	0	n/a
Expired/cancelled	0	n/a
Outstanding at year end	3,000,000	$1.81

The following table summarizes information about stock options outstanding and exercisable at December 31,
2008:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options exercisable

$1.81	3,000,000	4.083	none

Stock purchase warrants

The Company’s four preferred stockholders received one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of Series A Convertible Preferred Stock they purchased.  In addition, for making a total investment of at least $5 million, one preferred stockholder also received one “J” warrant and one “C” warrant for each of 5,975,116 shares of preferred stock it purchased on December 28, 2008.  The Series J Warrants were exercised in September and October 2008 for 1,493,779 shares of new Series B Convertible Preferred Stock, which is convertible into four common shares for each Series B preferred share.   The remainder of the A, B and C warrants have not been exercised.  The following is a summary of the rights of the four series of warrants issued with the Series A Stock:

Series A Warrant	Entitles holder to purchase one share of common stock at a purchase price of $1.81 per share, 93% of the purchase price per share of Series A Stock.

Series B Warrant	Entitles holder to purchase one additional share of common stock at a purchase price of $1.99 per share, 102% of the purchase price per share of Series A Stock.

Series J Warrant
The Series J Warrant entitles the holder to purchase one share of Series B Stock at a purchase price of $8.72 per share.  Each share of Series B Stock, in turn, is convertible at the option of the holder into four (4) shares of common stock at a purchase price of $2.18 per share. These warrants were exercised in 2008.

Series C Warrant
Entitles the holder to purchase one share of common stock at a purchase price of $2.18 per share, 112% of the purchase price per share of Series A Stock.  The Series C Warrants become exercisable only if, and to the extent that, the corresponding Series J Warrant has been exercised.

Exercise Period	The Series A, Series B, and Series C Warrants may be exercised through December 28, 2012. The Series J Warrant were exercisable no later than December 28, 2008.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

Adjustments to the Exercise Price and Number of Shares Available	The price per share and number of shares available under each series of Warrant is subject to adjustment in the following circumstances:

• the recapitalization, reorganization or reclassification of our company;

• the consolidation, merger or sale of our company;
• stock dividends, stock splits or reverse stock splits;

• or the issuance of additional shares of common stock or common stock equivalents, or other distributions made to the holders of common stock other than permitted issuances.

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

The Company agreed to issue Series AA warrants to acquire 533,458 common shares for $1.81 per share as of December 28, 2007.  The AA warrants were compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the $13,000,000 private placement.  The terms of the AA warrants are similar to the “A” warrants and expire on December 28, 2012.  The Company has valued the AA warrants at $211,928 utilizing the Black-Scholes method.

The Company is authorized to issue warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for a research report to be published about the Company in a medical device industry publication.  These warrants will be issued only when and if the report is published and will expire on December 28, 2012. Utilizing the Black-Scholes method, the Company valued these warrants at $21,885 and reflected them as unearned compensation in its shareholder equity section.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

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

•
As of December 31, 2008, the Company had 90,000,000 common shares authorized and 13,320,366 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of  EITF 00-19.

•	The deregistration of Company’s common stock is within its control;
•	The consummation of a going private transaction is within the Company’s control.

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

The following table summarizes the terms and values of the Company’s stock purchase warrants at December 31, 2008:

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

Warrant	Exercise	Warrants	Weighted Average	Shares	Black-Scholes
Holder	Price	Outstanding	Remaining Life	Exercisable	Valuation

VOMF
A Warrants	$1.81	4,751,079	2.5 Years	4,751,079	$1,887,472

VCAF
A Warrants	$1.81	1,404,209	2.5 Years	1,404,209	$557,853

VOMF
B Warrants	$1.91	4,751,079	2.5 Years	4,751,079	$1,528,250

VCAF
B Warrants	$1.91	1,404,209	2.5 Years	1,404,209	$451,683

VOMF
C Warrants	$2.18	4,612,010	2.5 Years	4,612,010	$1,181,039

VCAF
C Warrants	$2.18	1,363,106	2.5 Years	1,363,106	$349,063

Sands Funds
A Warrants	$1.81	512,941	2.5 Years	512,941	$203,777

Sands Funds
B Warrants	$1.99	512,941	2.5 Years	512,941	$164,994

AA Warrants	$1.81	533,458	2.5 Years	0	$211,928

Vendor
Warrant	$1.99	68,036	2.5 Years	0	$21,885

December 31, 2008 Totals:

Exercisable at the end of the period, weighted average exercise price	$1.96	19,913,068	—	19,311,574	$6,557,944

Exercised in 2008:

VOMF
J Warrant	$2.18	4,612,010	2.5 Years	4,612,010	$764,638

VCAF
J Warrant	$2.18	1,363,106	2.5 Years	1,363,106	$225,993

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

December 31, 2007 Totals:

Exercisable at the end of the period, weighted average exercise price	$2.01	25,888,184	—	19,311,574	*	$7,548,575

*
C Warrants became exercisable only upon the exercise of the related J Warrants, which occurred in 2008. Therefore the total number of shares subject to exercisable warrants did not change between 2007 and 2008.

The Company recorded unearned non-employee compensation for services of $21,885 as of December 31, 2007. The five series of warrants issued in connection with the $13,000,000 preferred stock offering were non-compensatory as they were associated with raising capital and would yield approximately $36.4 million if all were exercised for cash.

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

NOTE 13 – EMPLOYEE BENEFIT PLAN

MedPro Safety Products, Inc. Defined Contribution Plan

The Company adopted a retirement savings 401(k) and profit-sharing plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, up to allowable limits, with the Company matching the first three percent and matching 50% of the next two percent of compensation under a safe harbor plan.  The Company may make a discretionary contribution to the plan up to the maximum contribution allowable for a defined contribution plan.  The Company’s discretionary contribution for 2008 was $138,518.  The Company’s matching contributions for 2008 were $12,613.

Participants have full and immediate vesting in any deferrals and in any employer contributions.  Eligibility begins on the first day of the month coincident with or following the start of employment.  The employee must be 21 years of age to be eligible.  Employer contributions charged to expense for the years ended December 31, 2008 and 2007, were $151,131 and $0, respectively.  The plan was established on October 1, 2008.

NOTE 14 – SUBSEQUENT EVENT

On March 24, 2009, the Company entered into agreements with Vision Opportunity Master Fund and Vision Capital Advantage Fund in which the two funds agreed to exercise a portion of their Series C Warrants for cash totaling $3,000,000 and to exchange the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of new Series C Convertible Preferred Stock. The two funds will together acquire 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange.

Each share of Series C Convertible Preferred Stock is convertible into 10 shares of common stock, which ratio is subject to adjustment. The Series C Stock ranks equal to the Company’s Series B Stock and common stock, but junior to the Series A Stock and to our indebtedness. If the Company declares dividends, the Series C Stockholders will receive dividends on a pro rata basis with the Series B Stockholders and the common stockholders. Upon liquidation, dissolution or winding up of the Company, the holder of Series C Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series C Stock can be converted. The Series C Stock has no general voting rights.

The exchange of warrants for Series C Stock is the equivalent of a cashless exercise of the warrants at an assumed market value of $13.00 per common share.  This transaction was intended to remove the uncertainty of the large overhang of 18,285,692 common shares issuable upon the exercise of the warrants. The warrant exercise and exchange will reduce the total common share equivalents issuable upon the exercise of the warrants held by the two Vision Funds from 18,285,692 common shares to 15,715,230 common shares.  In addition, the Company will receive cash proceeds of $3,000,000 from the exercise of a portion of the Series C warrants.

INDEX TO EXHIBITS

	Exhibit No.	Description

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
	4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
	4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
	4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
	4.4	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 to Form 8-K/A filed on September 10, 2007).
	4.5	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
*	4.6	Amendment to Certificate of Designations, Series A Convertible Preferred Stock.
	4.7	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).
	4.8	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).
10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

	10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
	10.3	Loan Agreement and Amendments, between Fifth Third Bank and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 18, 2008)
	10.4	Promissory Note dated September 1, 2006, between MedPro Safety Products, Inc. and CRM Development Company (incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 18, 2008)
*	10.5	Fourth Amendment to Loan Agreement between Fifth Third Bank and MedPro Safety Products, Inc.
10.6
Third Amended and Restated Guaranty of Payment and Performance, dated September 1, 2007, by and between Fifth Third Bank, MedPro Safety Products, Inc. and W. Craig Turner (incorporated by reference to Exhibit 10.7 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

	10.7	Financial Advisory Agreement, between MedPro Safety Products, Inc and SC Capital Partners LLC (incorporated by reference to Exhibit 10.5 to Form 10-K filed on April 18, 2008).

	10.8
Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (blood collection products) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 21, 2008).

	10.9
Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (winged butterfly product) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 21, 2008).

	10.10	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	Filed herewith