Form 10-Q/A
period 2008-03-31
MedPro Safety Products, Inc.
filed 2009-04-17
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2008. The Company hereby amends the following items:

Part I

  Item 1. Financial Statements.

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”).

  Item 4T. Controls and Procedures.

Part II

  Item 6. Exhibits

The Amended Report includes restated financial statements that reflect the 2006 adjustment for the discharge of a $1,294,526 debt owed to the Company’s Chairman and Chief Executive Officer, originally recorded as income and now recorded as additional paid in capital. The notes to the restated financial statements and MD&A have been amended to reflect the foregoing changes.

In addition, the Amended Report amends Item 4T with respect to management’s quarterly evaluation of controls and procedures. The Amended Report also includes amended certifications of its Chief Executive Officer and Chief Financial Officer pursuant to SEC Rule 13(a)-14(a), and currently dated certification pursuant to Section 906 of the Sarbanes-Oxley Act (Section 1350 of Chapter 63 of Title 18 of the U.S. Code).

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

The Company’s financial statements for the quarter ended March 31, 2008, included in its 10-Q as originally filed on May 15, 2008, reflect a “deemed dividend” of $3,975,120 recorded in connection with MedPro’s issuance of preferred stock and warrants to purchase shares of common stock on December 28, 2007. For more information about the deemed dividend and the restatement of the Company’s audited financial statements as of December 31, 2007, see the Company’s 10-K/A filed December 22, 2008 and Note 1 of the notes to the restated financial statements included therein.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following restated financial statements of MedPro Safety Products, Inc. are submitted:

Balance Sheets for March 31, 2008 (unaudited) (Restated) and December 31, 2007 (Restated)

Unaudited Statements of Operations for the three months ended March 31, 2008 and 2007 (Restated)

Statements of Shareholders’ Equity for the three months ended March 31, 2008 (unaudited) (Restated) and the year ended December 31, 2007 (Restated)

Unaudited Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Restated)

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008
	(Unaudited)	December 31,2007
	(Restated)	(Restated)
ASSETS
Current Assets
Cash	$3,627,387	$6,341,132
Accounts receivable	23,428	22,801
Note Receivable - Vision Opportunity Master Fund, Ltd		2,000,000
Inventory	542,958	545,956
Due from SGPF, LLC	34,535	24,089
Other current assets	7,160	2,026

Total current assets	4,235,468	8,936,004

Property and Equipment
Equipment and tooling	1,061,385	1,040,750
Leasehold improvements	99,631	44,764
Computers, network and phones	96,677	90,800
Furniture and fixtures	64,728	40,628
Trade show booth	7,341	7,341

	1,329,762	1,224,283

Less: accumulated depreciation	121,413	105,662

Property and equipment, net	1,208,349	1,118,621

Other Assets
Intangible assets	3,067,442	3,067,442
Conditional License Agreement	3,000,000	3,000,000
Deferred financing costs	128,818	139,261

Total other assets	6,196,260	6,206,703

Total assets	$11,640,077	$16,261,328

MedPro Safety Products, Inc.
Balance Sheets (Continued)
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31,2007
	(Unaudited)
	(Restated)	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$464,750	$2,156,147
Accrued interest payable	56,647	539,549
Current portion of long term debt	2,701,802	2,358,089
Notes payable to and advances from shareholders	1,099,449	2,659,361

Total current liabilities	4,322,648	7,713,146

Long-Term Liabilities
Notes payable - long term portion	4,203,633	4,569,192

Total liabilities	8,526,281	12,282,338

Shareholders’ Equity
Preferred stock
$.01 par value; 10,000,000 shares authorized; 6,668,229 shares issued
and outstanding	66,682	66,682
Common stock
$.001 par value; 90,000,000 shares authorized; 13,285,072 shares issued
and outstanding and $.001 par value	13,285	13,285

Additional paid-in capital	27,628,366	27,628,366
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(24,572,652)	(23,707,458)

Total shareholders’ equity	3,113,796	3,978,990

Total liabilities and shareholders’ equity	$11,640,077	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the three months ended March 31, 2008 and 2007

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Sales
Needlyzer	$1,180	$1,389
Safe-Mate	15,848	12,887

Total sales	17,028	14,276

Cost of Goods Sold	3,350	2,791

Gross profit	13,678	11,485

Operating Expenses
Salaries, wages, and payroll taxes	218,385	131,676
Product development costs	46,164	73,874
Professional and insurance	269,440	25,825
General and administrative	161,659	101,517
Travel and entertainment	88,518	29,424
Depreciation and amortization	26,194	1,488

Total operating expenses	810,360	363,804

Loss from operations	(796,682)	(352,319)

Other Income (Expenses)
Interest expense	(165,719)	(215,523)
Income from debt forgiveness	65,152	-
Interest income	31,645	45
Other	410	78,595

Total other income (expenses)	(68,512)	(136,883)

Provision for income taxes	-	-

Net loss	$(865,194)	$(489,202)

Net Loss per share
Basic and diluted net loss per share	$(0.07)	$(0.05)

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic and diluted	13,285,072	10,360,494

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the three months ended March 31, 2008 (Unaudited) and the year ended December 31, 2007
(Restated)

	Common Stock		Preferred Stock		Unearned	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency	Total

Balance, January
1, 2007	10,360,494	$10,361	-	-	-	$11,048,327	$(16,479,739)	$(5,421,051)

Combination of shares in merger with Vacumate, LLC	(6,216,297)

Common shares issued to Vacumate, LLC members in merger	6,216,297

Common shares issued
in conversion of debt	216,347	216				309,764		309,980

Common shares issued
to Jacobsen	7,641	8				(8)		-

Common shares issued
for cash	700,272	700				749,300		750,000

Common shares of
DentalServ.com
Corporation
Shareholders assumed
in the merger	1,406,387	1,406				(1,406)		-

Preferred shares issued
for cash, net of
issuance costs of
$2,482,355			6,668,229	66,682		10,450,963		10,517,645

Common shares issued
in connection with
issuance costs of
Preferred Stock	593,931	594				1,074,421		1,075,015

Common shares issued
for future services					(21,885)	21,885		-

Deemed dividend on
imbedded conversion
feature in Preferred
Stock						3,975,120	(3,975,120)	-

Net loss							(3,252,599)	(3,252,599)

Balance, December 31,
2007	13,285,072	13,285	6,668,229	66,682	(21,885)	27,628,366	(23,707,458)	3,978,990

Net loss through
March 31, 2008							(865,194)	(865,194)

Balance, March 31,
2008	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$27,628,366	$(24,572,652)	$3,113,796

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

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS (RESTATED)

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s restated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 on Form 10-K/A filed December 22, 2008.

NOTE 2 – INCOME TAXES (RESTATED)

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2008 as a result of the loss in the current period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $13.2 million.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarified the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS, (Continued)

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

NOTE 5 – ACQUISITIONS (RESTATED)

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

NOTE 5 – ACQUISITIONS (RESTATED) (Continued)

On January 10, 2007 the Company merged with Vacumate, LLC. Because both companies were held under common control, as described in Note 1, the Company and Vacumate reported their financial results as a single entity before the merger.

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

NOTE 8 – RELATED PARTY TRANSACTIONS (RESTATED)

The $900,000 remaining balance of the demand note payable discussed in Note 7 above is to CRM Development Company (“CRM”) an entity that is owned by the Company’s Chairman, and CEO. The note originated on September 1, 2006 as part of a corporate debt restructuring of the Company. CRM has continually loaned money to the Company, provided services for the Company, paid various Company related expenses directly, guaranteed Company loans, and subsidized the office lease expense on behalf of the Company, which is located in a building owned by a partnership in which the Chairman is a partner. CRM agreed to forgive amounts otherwise owed or accruable to it under its loan agreements with the Company in exchange for 1,340,765 post split/post-merger shares of common stock valued at $1,822,805 and a promissory note payable from the Company in the amount of $2,000,000. The Company also recorded a contribution to additional paid-in capital to reflect the remaining $1,294,526 of indebtedness forgiven by CRM. During 2007 an additional $150,000 was loaned by CRM to the Company.

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

$4,203,633

NOTE 10 – SHAREHOLDERS’ EQUITY (RESTATED)

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

For a summary of the material rights, preferences, privileges, and restrictions of the Series A Convertible Preferred Stock, see Note 8 of the notes to the Company’s restated financial statements included in Amendment No. 1 to its Annual Report on Form 10-K filed on Form 10-K/A on December 22, 2008.

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

Total lease expense was $20,450 for the three months ended March 31, 2008 and $57,000 for the year ended December 31, 2007.

Future minimum annual lease payments at March 31, 2008, are as follows:

(12 month periods ended March 31)
2009	$83,700
2010	83,700
2011	83,700
2012	83,700
2013	34,875

$369,675

NOTE 12 – STOCK OPTIONS AND WARRANTS (RESTATED)

Employee options

As of March 31, 2008, the Company had no written or unwritten stock ownership or option plans for employees. The Preferred Stock Purchase Agreement among the Company and the Series A Stockholders authorized the Company to award rights to purchase 3,000,000 common shares at $1.81 per share, the agreed upon valuation of the Common Stock in the Preferred Stock Purchase Agreement, to its management and employees under an employee stock option program. Terms of the purchase rights have not been established, nor have they been assigned or allocated to any members of management, directors or employees as of the date of these financial statements.

There were no transactions affecting stockholders’ equity during the first quarter of 2008. For a description of transactions during the 2006 and 2007 fiscal years, see Note 10 of the notes to the Company’s restated financial statements included in Amendment No. 1 to its Annual Report on Form 10-K filed on Form 10-K/A on December 22, 2008.

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

For a more detailed summary of the rights of the four series of warrants and details on the valuation of the warrants pursuant to the Black-Scholes method, see Note 11 of the notes to the Company’s restated financial statements included in Amendment No. 1 to its Annual Report on Form 10-K filed on Form 10-K/A on December 22, 2008.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS (RESTATED) (Continued)

The Company is authorized to issue warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for a research report to be written and published about the Company in a medical device industry publication. These have not been issued and will not be eligible to be exercised until after the report is issued. These warrants will expire on December 28, 2012. Utilizing the Black-Scholes method, the Company valued these warrants at $21,885 and reflected them as unearned compensation in its shareholder equity section.

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

NOTE 14 – RESTATED FINANCIAL STATEMENTS

After the Company issued its financial statements for the fiscal years ended December 31, 2007 and 2006 and filed its Annual Report on Form 10-K for the year ended December 31, 2007, the Company concluded that adjustments were needed to the 2006 and 2007 financial statements. The 2006 Financial Statements have been restated to record as Additional Paid in Capital $1,294,526 that was originally recorded as income as a result of the discharge of accrued interest expense payable to the Company’s Chairman, W. Craig Turner and related companies. This adjustment resulted in a reduction of income and an increase in Accumulated Deficit in the 2006 financial statements and an increase in Additional Paid in Capital.

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

As a result of these changes and other changes in response to comments on our S-1 Registration Statement, the following financial statement line items as of March 31, 2008 and December 31, 2007 have been adjusted:

2007	As previously reported	As corrected	Effect of change
Balance Sheet
Additional paid-in capital	26,333,840	27,628,366	1,294,526
Accumulated deficit	(22,412,932)	(23,707,458)	(1,294,526)

Statement of Shareholders’ Equity/
(Deficiency)
Reverse split for common on	-	(6,216,297)	(6,216,297)
Vacumate, LLC merger
Common shares issued to Vacumate,	-	6,216,297	6,216,297
LLC members

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

     The accumulated deficit increased to $(24,572,652) as of March 31, 2008 compared to $(23,707,458) as of as of December 31, 2007, due to the net effect of 2008 first quarter operating loss of $(865,194).

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

The following exhibits are filed or furnished as part of this amendment:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

April 16, 2009	By: /s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

April 16, 2009	By: /s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer
(Principal Financial and Accounting
Officer)