Form 10-Q/A
period 2008-06-30
MedPro Safety Products, Inc.
filed 2009-04-17
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

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

EXPLANATORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on August 14, 2008. The Company hereby amends the following items:

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

The Company’s financial statements for the quarter ended June 30, 2008, included in its 10-Q as originally filed on August 14, 2008, reflect a “deemed dividend” of $3,975,120 recorded in connection with MedPro’s issuance of preferred stock and warrants to purchase shares of common stock on December 28, 2007. For more information about the deemed dividend and the restatement of the Company’s audited financial statements as of December 31, 2007, see the Company’s 10-K/A filed December 22, 2008 and Note 1 of the notes to the restated financial statements included therein.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following restated financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of June 30, 2008 (Restated) and December 31, 2007 (Restated)

Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (Restated)

Statements of Shareholders’ Equity for the six months ended June 30, 2008 (Restated) and the year ended December 31, 2007 (Restated)

Statements of Cash Flows for the six months ended June 30, 2008 (Restated) and 2007 (Restated)

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited) (Restated)	December 31,2007 (Restated)
ASSETS
Current Assets
Cash	$1,745,391	$6,341,132
Accounts receivable	17,670	22,801
Note Receivable — Vision Opportunity Master Fund, Ltd	—	2,000,000
Inventory	550,041	545,956
Due from SGPF, LLC	36,555	24,089
Other current assets	49,947	2,026

Total current assets	2,399,604	8,936,004

Property and Equipment
Equipment and tooling	1,109,809	1,040,750
Leasehold improvements	107,181	44,764
Computers, network and phones	99,920	90,800
Furniture and fixtures	75,051	40,628
Trade show booth	7,341	7,341

	1,399,302	1,224,283

Less: accumulated depreciation	139,175	105,662

Property and equipment, net	1,260,127	1,118,621

Other Assets
Intangible assets	3,067,441	3,067,442
Conditional license agreement	3,000,000	3,000,000
Deferred financing costs	118,375	139,261

Total other assets	6,185,816	6,206,703

Total assets	$9,845,547	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited) (Restated)	December 31,2007 (Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$372,249	$2,156,147
Accrued interest payable	50,762	539,549
Current portion of long term debt	3,259,353	2,358,089
Notes payable to and advances from shareholders	514,009	2,659,361

Total current liabilities	4,196,373	7,713,146

Long-Term Liabilities
Notes payable — long term portion	3,490,771	4,569,192

Total liabilities	7,687,144	12,282,338

Shareholders’ Equity
Preferred stock
$.01 par value; 10,000,000 shares authorized;
6,668,229 shares issued and outstanding, liquidation
preference of $305,130 and $4,975	66,682	66,682

Common stock
$.001 par value; 90,000,000 shares authorized;
13,285,072 shares issued and outstanding	13,285	13,285

Additional paid-in capital	27,628,366	27,628,366
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(25,528,045)	(23,707,458)

Total shareholders’ equity	2,158,403	3,978,990

Total liabilities and shareholders’ equity	$9,845,547	$16,261,328

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months Ended June 30, 2008 (Unaudited) (Restated)	For the Three Months Ended June 30, 2007 (Unaudited)	For the Six Months Ended June 30, 2008 (Unaudited) (Restated)	For the Six Months Ended June 30, 2007 (Unaudited) (Restated)

Sales
Needlyzer	$—	$3,140	$1,180	$4,528
Safe-Mate	2,114	23,877	18,373	37,133

Total sales	2,114	27,017	19,553	41,661

Cost of Goods Sold	49,875	3,969	53,226	41,747

Gross profit	(47,761)	23,048	(33,673)	(86)

Operating Expenses
Salaries, wages, and payroll taxes	274,008	63,289	492,392	114,966
Product development costs	21,835	92,192	59,604	161,622
Professional and insurance	204,933	145,511	482,848	196,509
General and administrative	141,774	143,268	289,425	221,016
Travel and entertainment	106,818	15,975	197,152	45,978
Depreciation and amortization	28,205	1,488	54,399	2,977

Total operating expenses	777,573	461,723	1,575,820	743,068

Loss from operations	(825,334)	(438,675)	(1,609,493)	(743,154)

Other Income (Expenses)
Interest expense	(142,014)	(230,470)	(307,734)	(445,993)
Income from debt forgiveness	—	—	65,152	65,152
Interest income	11,854	11	43,499	56
Other	100	(20,162)	(12,011)	(55,068)

Total other income (expenses)	(130,060)	(250,621)	(211,094)	(435,853)

Provision for income taxes	—	—	—	—

Net loss	$(955,394)	$(689,296)	$(1,820,587)	$(1,179,007)

Net Loss per share
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.14)	$(0.11)

Shares used in computing earnings per share
Weighted average number of shares
outstanding - basic and diluted	13,285,072	10,515,700	13,285,072	10,616,193

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

Common shares of
DentalServ.com
Corporation
Shareholders assumed
in the merger	1,406,387	1,406				(1,406)		-

Preferred shares issued
for cash, net of
issuance costs of
$2,482,355			6,668,229	66,682		10,450,963		10,517,645

Common shares issued
in connection with
issuance costs of
Preferred Stock	593,931	594				1,074,421		1,075,015

Common shares issued
for future services					(21,885)	21,885		-

Deemed dividend on
imbedded conversion
feature in Preferred
Stock						3,975,120	(3,975,120)	-

Net loss							(3,252,599)	(3,252,599)

Balance, December 31,
2007	13,285,072	13,285	6,668,229	66,682	(21,885)	27,628,366	(23,707,458)	3,978,990

Net loss through
June 30, 2008							(1,820,587)	(1,820,587)

Balance, June 30,
2008	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$27,628,366	$(25,528,045)	$2,158,403

See notes to financial statements.

MedPro Safety Products, Inc.
Statement of Cash Flows
For the six months ended June 30, 2008 and 2007

	For the Six Months Ended June 30, 2008 (Unaudited)	For the Six Months Ended June 30, 2007 (Unaudited)

Cash Flows From Operating Activities
Net loss	$(1,820,587)	$(1,179,007)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	33,513	2,977
Amortization of financing costs	20,886	—
Changes in operating assets and liabilities
Accounts receivable	5,132	(8,982)
Inventory	(4,086)	(35,354)
Other current assets	(47,921)	45,654
Accounts payable and accrued expenses	(1,783,900)	(22,968)
Accrued interest payable	(338,786)	(4,338)

Net cash flows from operating activities	(3,935,749)	(1,202,018)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	(12,466)	—
Purchase of intangible assets	—	(4,791)
Purchases of property, equipment and intellectual property	(175,017)	(70,000)

Net cash flows from investing activities	(187,483)	(74,791)

Cash Flows From Financing Activities
Shares issued for cash	—	500,000
Collection of notes receivable	2,000,000	—
Proceeds from bank borrowings	—	1,029,000
Payment of bank fees	(150,000)	—
Repayments on bank borrowings	(177,157)	(39,729)
Net repayments on notes payable to and advances from shareholders	(2,145,352)	(250,000)

Net cash flows from financing activities	(472,509)	1,239,271

Net increase (decrease) in cash	(4,595,741)	(37,538)

Cash at the beginning of the period	6,341,132	59,954

Cash at the end of the period	$1,745,391	$22,416

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$796,521	$600,330

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

No income tax benefit (expense) was recognized for the three months ended June 30, 2008 or the six months ended June 30, 2008 as a result of the losses in these periods and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $14.1 million.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 141(R) and SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company has not yet concluded what impact these new standards will have, if any, on its Financial Statements.

NOTE 5 ACQUISITIONS (RESTATED)

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

NOTE 6 – INVENTORY (RESTATED)

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

The Company has discontinued the sale of its other legacy product, Safemate™ as of the second quarter 2008. All remaining inventory was scrapped and has been written off. The Company recorded a $42,445 charge to earnings. Certain captions have been removed and inventory write down amounts have been moved to “Cost of Goods Sold” on the statement of operations.

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

NOTE 9 – RELATED PARTY TRANSACTIONS (RESTATED)

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

NOTE 10 – LONG-TERM DEBT (Continued)

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

$6,750,124

NOTE 11 – SHAREHOLDERS’ EQUITY (RESTATED)

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

NOTE 12 – LEASE COMMITMENT WITH RELATED PARTY (Continued)

   Future minimum annual lease payments at June 30, 2008, are as follows:

(12 month periods ended June 30)

2009	$83,700
2010	83,700
2011	83,700
2012	83,700
2013	13,950

$348,750

NOTE 13 – STOCK OPTIONS AND WARRANTS (RESTATED)

Employee options

As of June 30, 2008, the Company had no written or unwritten stock ownership or option plans for employees. The Preferred Stock Purchase Agreement among the Company and the Series A Stockholders authorized the Company to award rights to purchase 3,000,000 common shares at $1.81 per share, the agreed upon valuation of the Common Stock in the Preferred Stock Purchase Agreement, to its management and employees under an employee stock option program. Terms of the purchase rights have not been established, nor have they been assigned or allocated to any members of management, directors or employees as of the date of these financial statements.

There were no transactions affecting stockholders’ equity during the second quarter of 2008. For a description of transactions during the 2006 and 2007 fiscal years, see Note 10 of the notes to the Company’s restated financial statements included in Amendment No. 1 to its Annual Report on Form 10-K filed on Form 10-K/A on December 22, 2008.

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

NOTE 13 – STOCK OPTIONS AND WARRANTS (RESTATED) (Continued)

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

NOTE 13 – STOCK OPTIONS AND WARRANTS (RESTATED) (Continued)

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

Greiner also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged blood collection set on similar terms. Under the agreement for the winged butterfly product, MedPro must use commercially reasonable efforts to produce an initial design plan for the product,

NOTE 14 – SUBSEQUENT EVENT (Continued)

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

NOTE 15 – RESTATED FINANCIAL STATEMENTS

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

During the second quarter of 2008, the Company wrote off and destroyed its remaining Safemate® inventory. The resulting $42,445 write down in inventory has been reclassified on the statement of operations from operating expense to cost of goods sold. A similar reclassification was made for an inventory write down of $34,987 in 2007.

As a result of these changes and other changes in response to comments on our S-1 Registration Statement, the following financial statement line items as of June 30, 2008 and December 31, 2007 have been adjusted:

2007	As previously reported	As corrected	Effect of change
Balance Sheet
Additional paid-in capital	26,333,840	27,628,366	1,294,526
Accumulated deficit	(22,412,932)	(23,707,458)	(1,294,526)

Statement of Operations
Cost of goods sold:
Three months ended June 30, 2008	7,430	49,875	42,445
Six months ended June 30, 2008	10,781	53,226	42,445
Six months ended June 30, 2007	6,760	41,747	34,987

Gross profit:
Three months ended June 30, 2008	(5,316)	(47,761)	(42,445)
Six months ended June 30, 2008	8,772	(33,673)	(42,445)
Six months ended June 30, 2007	34,901	(86)	(34,987)

Total operating expenses:
Three months ended June 30, 2008	820,017	777,572	(42,445)
Six months ended June 30, 2008	1,618,265	1,575,820	(42,445)
Six months ended June 30, 2007	778,055	743,068	(34,987)

Statement of Shareholders’ Equity/ (Deficiency)
Reverse split for common on Vacumate, LLC merger	—	(6,216,297)	(6,216,297)
Common shares issued to Vacumate, LLC members	—	6,216,297	6,216,297

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

     We recently decided to cease offering Safe-Mate as part of our product portfolio, effective as of the end of the first quarter of 2008. We have not generated material revenue during the time we marketed the product, and we concluded Safe-Mate no longer presents a sustainable opportunity moving forward. All of the products that MedPro currently has under development or is planning for the future incorporate passive safety designs. As a result of Safe-Mate’s non-passive design and limited sales, we decided to focus on what we now view as our core technology and technological distinction in the sharps risk reduction marketplace.

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

     Sales for 2008 were $19,553 compared to $41,661 for the six months ended June 30, 2007. The decline in sales was principally due to the discontinuance of sales of the Safe-Mate device. The gross margins for the product sales during 2008 and 2007 were as follows:

	Six Months Ended
	June 30, 2008		June 30, 2007
	$	%	$	%

Sales	$19,553	100.0%	$41,661	100.0%
Cost of sales	53,226	272.2%	41,747	100.2%

Gross margin	$(33,673)	(172.2)%	$(86)	(0.2)%

     Total operating expenses were $777,572 during the second quarter of 2008 compared to $461,724 for the same period in 2007. The $315,848 increase during 2008 reflected the activity in product development and sales prospecting activity for the Vacu-Mate blood collection device, higher salary expense, more significant travel costs, and higher professional fees in connection with the new product and SEC compliance costs. Other income and expenses in both periods included interest income of $11,854 and $11 for 2008 and 2007, respectively and miscellaneous income/(expense) of $100 and $(20,162) in 2008 and 2007, respectively. The June 30, 2008 statement of operations for the six months also included $65,152 of income from the settlement of an old, long outstanding vendor liability for less than the amount reflected on our prior year balance sheet. Interest expense declined from $230,470 in the second quarter of 2007 to $142,014 for the second quarter of 2008. This was primarily due to the pay-off of shareholder notes after December 28, 2007. Combined operating and other net expenses totaled $907,632 and $712,345 for the three month periods ended June 30, 2008 and 2007, respectively.

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

     The accumulated deficit increased to $(25,528,045) as of June 30, 2008 compared to $(23,707,458) as of as of December 31, 2007, due to the net effect of 2008 operating loss of $(1,820,587).

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

*10.1	Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (blood collection products) is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2008.

*10.2	Medical Supply Manufacturing Agreement as of July 15, 2008 between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (winged butterfly product) is incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 21, 2008.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350.

* Previously filed.

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