Form 10-Q/A
period 2008-09-30
MedPro Safety Products, Inc.
filed 2009-04-17
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

EXPLANATORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on November 14, 2008. The Company hereby amends the following items:

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

Finally, the Amended Report reclassifies $157,968 of expenses previously classified as a reduction of deferred revenue as revenue from “Automation Services and Equipment” and as “Cost of Goods Sold.” This adjustment grosses up revenue by the amount spent in the process of designing and constructing an automated assembly line on behalf of a customer with funds provided by the customer.

During the audit of the Company’s 2005 and 2006 financial statements, in anticipation of the reverse merger with a public shell company that was a condition to the December 28, 2007 purchase of the preferred stock and stock purchase warrants by institutional investors, the Company accrued interest expense on amounts owed to its Chairman and Chief Executive Officer, W. Craig Turner, or entities controlled by Mr. Turner, for financing advanced to the Company over several prior years. Interest expense was recorded in the periods to which they related. After the debt was restructured, Mr. Turner discharged $1,294,526 of interest, which was recorded as income in 2006. In response to comments from the SEC staff, the Company elected to make an adjustment to record the $1,294,526 previously recorded in income to additional paid in capital.

The Company’s financial statements for the quarter ended September 30, 2008, included in its 10-Q as originally filed on November 14, 2008, reflect a “deemed dividend” of $3,975,120 recorded in connection with MedPro’s issuance of preferred stock and warrants to purchase shares of common stock on December 28, 2007. For more information about the deemed dividend and the restatement of the Company’s audited financial statements as of December 31, 2007, see the Company’s 10-K/A filed December 22, 2008 and Note 1 of the notes to the restated financial statements included therein.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following restated financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of September 30, 2008 (Restated) and December 31, 2007 (Restated)

Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (Restated)

Statements of Shareholders’ Equity for the nine months ended September 30, 2008 (Restated) and the year ended December 31, 2007 (Restated)

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Restated)

Notes to Unaudited Financial Statements

MEDPRO SAFETY PRODUCTS, INC.

Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited) (Restated)
		December 31,2007 (Restated)

ASSETS
Current Assets
Cash	$7,460,858	$6,341,132
Accounts receivable	2,744,783	22,801
Note Receivable - Vision Opportunity Master Fund, Ltd		2,000,000
Inventory	421,814	545,956
Due from SGPF, LLC	-	24,089
Prepaid expenses and other current assets	343,259	2,026

Total current assets	10,970,714	8,936,004

Property and Equipment
Equipment and tooling	823,693	1,040,750
Leasehold improvements	107,181	44,764
Computers, network and phones	105,791	90,800
Furniture and fixtures	77,644	40,628
Trade show booth	7,341	7,341

	1,121,650	1,224,283

Less: accumulated depreciation	126,530	105,662

Property and equipment, net	995,120	1,118,621

Other Assets
Intangible assets	9,162,441	3,067,442
Conditional License Agreement	-	3,000,000
Deferred financing costs	107,932	139,261

Total other assets	9,270,373	6,206,703

Total assets	$21,236,207	$16,261,328

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Balance Sheets (Continued)
September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited) (Restated)
		December 31,2007 (Restated)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,953,859	$2,156,147
Accrued interest payable	46,400	539,549
Current portion of long term debt	3,261,115	2,358,089
Deferred revenue	1,208,699	-
Notes payable to and advances from shareholders	193,333	2,659,361
Technology transfer payments (Visual Connections, Inc.)	2,000,000	-

Total current liabilities	9,663,406	7,713,146

Long-Term Liabilities
Notes payable - long term portion	3,048,632	4,569,192
Technology transfer payments (Visual Connections, Inc.)	750,000	-

Total long-term liabilities	3,798,632	4,569,192

Total liabilities	13,462,038	12,282,338

Shareholders’ Equity
Preferred stock $.01 par value; 10,000,000 shares authorized;
Series A Preferred
6,668,229 shares issued and outstanding, liquidation
preference of $457,695 and $4,975, respectively
	66,682	66,682
Series B Preferred
745,413 and 0 shares issued and outstanding,
respectively	7,454	-

Common stock
$.001 par value; 90,000,000 shares authorized;
13,285,072 shares issued and outstanding and	13,285	13,285
$.001 par value
Additional paid-in capital	34,991,662	27,628,366
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(27,283,029)	(23,707,458)

Total shareholders’ equity	7,774,169	3,978,990

Total liabilities and shareholders’ equity	$21,236,207	$16,261,328

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statement of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months Ended September 30, 2008 (Unaudited) (Restated)	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008 (Unaudited) (Restated)	For the Nine Months Ended September 30, 2007 (Unaudited) (Restated)

		(Unaudited)

Sales
Needlyzer	$-	$6,317	$1,180	$10,845
Safe-Mate	-	10,175	17,855	47,939
Automation services & equipment	1,491,301	-	1,491,301	-

Total sales	1,491,301	16,492	1,510,336	58,784

Cost of Goods Sold	322,896	2,790	326,404	12,090

Gross profit	1,168,405	13,702	1,183,932	46,694

Operating Expenses
Salaries, wages, and payroll taxes	1,140,848	147,374	1,678,115	283,559
Product development costs	53,074	33,560	120,736	208,030
Professional and insurance	918,032	323,372	1,424,585	519,881
General and administrative	187,350	63,961	449,338	283,987
Travel and entertainment	60,909	18,012	258,061	63,990
Loss on disposal of assets	402,494	-	402,494	-
Depreciation and amortization	32,173	1,488	86,572	4,465

Total operating expenses	2,794,880	587,767	4,419,901	1,363,912

Loss from operations	(1,626,475)	(574,065)	(3,235,969)	(1,317,218)

Other Income (Expenses)
Interest expense	(135,977)	(228,660)	(443,710)	(674,652)
Income from debt forgiveness	-	-	65,152	-
Interest income	2,669	836	46,168	890
Other	4,800	(10,628)	(7,212)	(544)

Total other income (expenses)	(128,508)	(238,452)	(339,602)	(674,306)

Provision for income taxes	-	-	-	-

Net loss	$(1,754,983)	$(812,517)	$(3,575,571)	$(1,991,524)

Net Loss per share
Basic and diluted net loss per share	$(0.13)	$(0.07)	$(0.27)	$(0.19)

Shares used in computing earnings per share
Weighted average number of shares outstanding -
basic and diluted	13,285,072	11,100,956	13,285,072	10,740,318

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007
(Restated)

						Additional
	Common Stock		Preferred Stock		Unearned Compensation	Paid-In	Accumulated Deficiency
	Shares	Amount	Shares	Amount		Capital		Total

Balance, December 31, 2006	10,360,494	$10,361	-	-	-	$11,048,327	$(16,479,739)	$(5,421,051)
Reverse split of common shares in
Vacumate, LLC merger	(6,216,297)	-	-	-	-	-	-	-
Common shares issued to Vacumate,
LLC members in merger	6,216,297	-	-	-	-	-	-	-
Common shares issued in conversion of debt	216,347	216	-	-	-	309,764	-	309,980
Common shares issued to Jacobsen	7,641	8	-	-	-	(8)	-	-
Common shares issued for cash	700,272	700	-	-	-	749,300	-	750,000
Common shares of DentalServ.com
Corporation Shareholders assumed
in the merger	1,406,387	1,406	-	-	-	(1,406)	-	-
Series A preferred shares issued for
cash, net of issuance costs of $1,407,340	-	-	6,668,229	66,682	-	11,525,978	-	11,592,660
Common shares issued in connection with
issuance costs of Preferred Stock	593,931	594	-	-	-	(594)	-	-
Common shares issued for future services	-	-	-	-	(21,885)	21,885	-	-
Deemed dividend on imbedded conversion
feature in Preferred Stock	-	-	-	-	-	3,975,120	(3,975,120)	-
Net loss	-	-	-	-	-	-	(3,252,599)	(3,252,599)

Balance, December 31, 2007	13,285,072	13,285	6,668,229	66,682	(21,885)	27,628,366	(23,707,458)	3,978,990
Series B Convertible Preferred shares
issued for cash	-	-	745,413	7,454	-	6,492,546	-	6,500,000
Options granted to employees and directors	-	-	-	-	(14,580,000)	14,580,000	-	-
Earned portion of employee and director
options	-	-	-	-	870,750	-	-	870,750
Unearned share based compensation (Restated)	-	-	-	-	13,709,250	(13,709,250)	-	-
Net loss through September 30, 2008	-	-	-	-	-	-	(3,575,571)	(3,575,571)

Balance, September 30, 2008	13,285,072	$13,285	7,413,642	$74,136	$(21,885)	$34,991,662	$(27,283,029)	$7,774,169

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statement of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended September 30, 2008 (Unaudited) (Restated)
		For the Nine Months Ended September 30, 2007 (Unaudited)

Cash Flows From Operating Activities
Net loss	$(3,575,571)	$(1,991,524)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	20,868	4,465
Amortization of financing costs	31,329	-
Write-down of inventory	161,477	-
Loss on abandonment of equipment	402,494	-
Loss on cancellation of license agreement	700,000	-
Share based compensation	870,750	-
Changes in operating assets and liabilities
Accounts receivable	(2,721,980)	(4,688)
Inventory	(37,336)	(31,932)
Other current assets	(339,403)	45,654
Accounts payable and accrued expenses	(225,146)	230,224
Accrued interest payable	(343,148)	(110,122)

Net cash flows from operating activities	(5,055,666)	(1,857,923)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	24,089	-
Proceeds from cancellation of license agreement	2,300,000	-
Purchase of intangible assets	(1,113,444)	(4,791)
Purchases of property, equipment	(299,860)	(70,000)

Net cash flows from investing activities	910,785	(74,791)

Cash Flows From Financing Activities
Shares issued for cash	-	500,000
Collection of notes receivable	2,000,000	-
Payment of bank fees	(150,000)	-
Proceeds from bank borrowings	-	1,317,500
Repayments on bank borrowings	(617,534)	(60,858)
Net repayments on notes payable to and advances from shareholders	(2,466,028)	993,333
Preferred stock issued	6,500,000	-

Net cash flows from financing activities	5,266,438	2,749,975

Net increase (decrease) in cash	1,121,557	817,261

Cash at the beginning of the period	6,339,301	59,954

Cash at the end of the period	$7,460,858	$877,215

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$786,858	$667,515

Non-cash financing activities:
Accrual for purchase of intangible assets	$4,981,556	$-

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS (Restated)

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 and the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s restated financial statements and footnotes thereto included in Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, which was filed on Form 10-K/A on December 22, 2008.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes ,” an interpretation of SFAS No. 109, clarified the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard was effective for fiscal years beginning after December 15, 2006. The effect of adopting FIN 48 did not have a material effect on our financial position and results of operations. The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2007.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 was

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 5 – BUSINESS COMBINATIONS (Continued)

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

The Company discontinued the sale of its other legacy product, Safemate™ as of the second quarter 2008. All remaining inventory was scrapped and written off. Inventory write downs net of returns and allowances amounted to $164,410 for the three months and $161,477 for the nine months ended September 30, 2008.

NOTE 7 – INTANGIBLE ASSETS (Restated)

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

NOTE 7 – INTANGIBLE ASSETS (Restated) (Continued)

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

The following schedule shows the Company’s payment obligations to Visual Connections with respect to both the Blunt and winged blood collection technologies:

Quarter	Blunt	Winged	Payable at 9/30/08

2008
Fourth	$ 250,000	$ 250,000	$ 500,000
2009
First	250,000	250,000	500,000
Second	250,000	250,000	500,000
Third	250,000	250,000	500,000
Fourth	250,000	250,000	500,000
2010
First	250,000	-	250,000

Total	$1,500,000	$1,250,000	$2,750,000

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

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities they control. They are comprised of the following

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS (Continued)

	September 30, 2008	December 31, 2007

Short term advances with no stated
terms settled in the ordinary
course of business	$24	$6,116
Demand and promissory notes with
varying interest rates	340,397	2,653,245

	$340,421	$2,659,361

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

In addition to the transactions discussed above and in Note 8, the Company incurred interest expense on the indebtedness to shareholders totaling $818 for the three months ended September 30, 2008, $34,892 for the nine months ended September 30, 2008, $36,402 for three months ended September 30, 2007 and $146,113 for the nine months ended September 30,

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

Payable to Fifth Third Bank, Term Loan, interest
payable at prime plus 2%, monthly principal
payments of $138,889 beginning June 2008,
maturing August 1, 2011, collateralized by an
assignment of intellectual properties	$4,444,444	$5,000,000

Payable to Fifth Third Bank, Revolving Line of Credit,
Interest at prime plus 2%, payable monthly
beginning in April 2007, due November 1, 2008	1,498,475	1,492,500

Payable to Whitaker Bank, Draw Loan, interest payable
at 7.5% monthly payments of principal and interest
of $10,000 due through July 23, 2010, secured by
certain inventory of the Company and personally
guaranteed by the Company’s Chairman, CFO and
two other shareholders	366,827	434,781

	6,309,746	6,927,281

Less: current portion	3,261,114	2,358,089

Long-term portion	$3,048,632	$4,569,192

The revolving line of credit, as amended in March 2007, permits the Company to draw up to $1,500,000.

At December 31, 2007, the Company was not in compliance with certain financial covenants under its loan agreement with Fifth Third Bank, which the Bank agreed to waive for twelve months following December 31, 2007.

NOTE 10 – LONG-TERM DEBT (Continued)

The following table summarizes the maturities of long-term debt:

12 month periods ended September 30

2009	$3,261,115
2010	1,769,852
2011	1,222,307
2012	56,472

Total	$6,309,746

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

As of September 30, 2008, holders had exercised J warrants to purchase 745,413 shares of Series B Stock for a total purchase price of $6,500,000 in cash. The unexercised J warrants outstanding as of September 30, 2008 were exercisable for 748,366 shares of Series B Stock and were exercised in full in October 2008 for a total purchase price of $6,525,753 in

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

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

NOTE 13 – STOCK OPTIONS AND STOCK PURCHASE WARRANTS (Restated)

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

Series	Value

A	$2,649,102
B	2,144,927
J	990,631
C	1,530,102

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

The Company has recorded unearned compensation of $14,580,000, or $4.86 per share subject to the option, to reflect the grant of these options. In determining the fair value of the options at the date of grant, management relied in part upon the report of an independent valuation firm. The trading price of MedPro common shares on the grant date, was $9 per share, and the median trading price for the 30 day period ending on the grant date was also $9 per share. However, due to the infrequency and low volume of trading in MedPro’s shares, it was determined that an active trading market did not exist to provide pricing information on an ongoing basis under SFAS 157. In addition, publicly traded guideline companies were

NOTE 13 – STOCK OPTIONS AND STOCK PURCHASE WARRANTS (Restated) (Continued)

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

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008, which coincides with a non-competition agreement included in the option agreement. The Company recorded $870,750 of compensation for the period from August 18 through September 30, 2008. The balance of the unearned compensation is $13,709,250 at September 30, 2008.

NOTE 14 – DISTRIBUTION AGREEMENTS (Restated)

On July 15, 2008, we entered into two Medical Supply Manufacturing Agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil as well as a worldwide distribution network. The two agreements grant Greiner the right to manufacture, market and distribute MedPro’s Vacuette tube-activated and skin-activated blood collection systems and its winged blood collection set. Each agreement extends for a six-year term from the commencement of initial commercial manufacturing of the applicable product. Greiner agreed to pay MedPro a production royalty per unit on a minimum volume of units of each product over the term of the agreements plus additional cash amounts to acquire the production lines for the products.

The agreement with Greiner for the exclusive right to manufacture, market and distribute our tube-activated blood collection system and our skin-activated blood collection device supersedes and replaces our prior distribution agreement with Greiner for the tube-activated blood collection system. Under the new agreement, MedPro must use commercially reasonable efforts to design, construct, complete and successfully test an initial automated production line (“IPL”) for these products. The IPL includes molds, automation, packaging and associated engineering as required. Greiner agreed to pay MedPro an amount not to exceed $5.1 million for the IPL in three installments, beginning October 1, 2008 with the final payment due March 31, 2009. That amount represents the $4.1 million estimated cost to complete the IPL, plus a $1 million program fee for the initial design, manufacturing and distribution rights that is not contingent on any additional deliveries of goods or services. Upon completion, Grenier will own and operate the IPL, which will be delivered to Greiner at a mutually acceptable date not before March 31, 2009. The date for completion and shipment will be determined by the parties. In addition, MedPro must use commercially reasonable efforts to commence production of a secondary automated production line approximately 24 months after completion of the IPL, depending on volume requirements determined by Greiner. Greiner will pay MedPro an amount not to exceed $3.5 million for the second product line in three installments, the first of which shall be due upon initiation of the design review with Greiner.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay us a production royalty per unit, totaling $33 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

Greiner also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged blood collection set on similar terms. The agreement for the wing product provides that we must use commercially reasonable efforts to produce an initial design plan for the product, including estimate of component costs, production line costs, automation line costs, and a cost estimate of the fully designed product for review and approval by Greiner by October 1, 2008. Upon approval, MedPro will initiate the construction of an automated production line, which Greiner will own and operate upon completion. Greiner will pay MedPro an amount not to exceed $5 million in exchange for the production line for this product, including a $1 million program fee for the initial design, manufacturing and distribution rights that is not contingent on any additional deliveries of goods or services. Greiner must make an initial payment of $1 million for the program fee upon delivery and acceptance of the initial design plan by Greiner on or before October 1, 2008. Thereafter, the balance would be paid in three equal installments upon the achievement of certain milestones leading to validation of the final production line.

NOTE 14 – DISTRIBUTION AGREEMENTS (Restated) (Continued)

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay us a production royalty per unit, totaling $10.8 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

In September 2008, we delivered the automation plan for the Vacuette project and the initial design plan for the wing project, which Greiner accepted. Based on these deliveries, the Company invoiced Greiner $2,700,000, representing the first installment of $1,700,000 due on the Vacuette project and the initial $1,000,000 payment on the wing project. The $2,700,000 was reflected in accounts receivable at September 30, 2008, and was collected on October 3, 2008. We recorded revenue of $1,491,301, representing $1,000,000 for the program fee on the wing project, $333,333 (one-third) of the program fee on the Vacuette project, and $157,968 based on costs incurred on the Vacuette project through September 30, 2008. The remaining $1,208,699 was recorded as deferred revenue on the balance sheet.

The distribution agreements with Greiner provide that we must deliver multiple services (multiple revenue-generating activities). We earn program fees for initial design, manufacturing and distribution rights based upon attainment of contractual milestones. We also are entitled to payment for designing, constructing, completing and successfully testing the automated production lines, which we recognize as revenue using the percentage-of-completion method. Finally, we are entitled to royalty payments based upon the greater of minimum unit production levels or actual future production. In accounting for these arrangements, we considered the guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and the Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In applying this guidance, we generally limit the amount of revenue recognized from these types of arrangements to amounts that are not contingent on additional deliveries.

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

During the second quarter of 2008, the Company wrote off and destroyed its remaining SafeMate inventory. The resulting $42,445 write down in inventory has been reclassified on the Statement of Operations from operating expenses to cost of goods sold. A similar inventory write down of $34,987 in 2007 was reclassified in the same manner.

Finally, the Company made certain other reclassifications for consistency purposes and grossed up items previously netted with deferred revenue. Sales and cost of goods sold for the three and nine months ended September 30, 2008 were increased by $157,968 relating to costs incurred on the automation activity for one of our customers.

As a result of these changes, the following financial statement line items as of September 30, 2008 and 2007 have been adjusted:

NOTE 15 – RESTATED FINANCIAL STATEMENT (Continued)

Changes	As Previously
	Reported	As Corrected	Effect of Change

Balance Sheet September 30, 2008
Current liabilities:
Accounts payable	$ 5,703,859	$ 2,953,859	$(2,750,000)
Technology transfer payments	0	2,000,000	2,000,000
Total current liabilities	10,413,406	9,663,406	(750,000)

Long-term liabilities:
Technology transfer payments	0	750,000	750,000
Total long-term debt	3,048,632	3,798,632	750,000

Series A Preferred stock	74,136	66,682	(7,454)
Series B Preferred stock	0	7,454	7,454

Additional paid in capital	47,406,386	34,991,662	(12,414,724)
Unearned share-based compensation	(13,731,135)	(21,885)	13,709,250
Accumulated deficit	(25,988,503)	(27,283,029)	(1,294,526)

Balance Sheet December 31, 2007
Additional paid in capital	26,333,840	27,628,366	1,294,526
Accumulated deficit	(22,412,932)	(23,707,458)	(1,294,526)

Statement of Operations
Automation Services & Equipment
Three months ended September 30, 2008	1,333,333	1,491,301	157,968
Nine months ended September 30, 2008	1,333,333	1,491,301	157,968
Total Sales
Three months ended September 30, 2008	1,333,333	1,491,301	157,968
Nine months ended September 30, 2008	1,352,368	1,510,336	157,968

Cost of Goods Sold:
Three months ended September 30, 2008	518	322,896	322,378
Nine months ended September 30, 2008	6,959	326,404	319,445
Nine months ended September 30, 2007	10,182	12,090	1,908

Gross Profit:
Three months ended September 30, 2008	1,332,815	1,168,405	(164,410)
Nine months ended September 30, 2008	1,345,409	1,183,932	(161,477)
Nine months ended September 30, 2007	48,602	46,694	(1,908)

Operating Expenses
Inventory write down
Three months ended September 30, 2008	164,410	0	(164,410)
Nine months ended September 30, 2008	161,477	0	(161,477)
Nine months ended September 30, 2007	1,908	0	(1,908)
Loss on disposal of assets
Three months ended September 30, 2008	0	402,494	402,494
Nine months ended September 30, 2008	0	402,494	402,494
Total operating expenses
Three months ended September 30, 2008	2,556,797	2,794,880	238,083
Nine months ended September 30, 2008	4,178,884	4,419,901	241,017
Nine months ended September 30, 2007	1,365,821	1,363,912	(1,909)
Loss from operations
Three months ended September 30, 2008	(1,223,982)	(1,626,475)	(402,493)
Nine months ended September 30, 2008	(2,833,475)	(3,235,969)	(402,494)

NOTE 15 – RESTATED FINANCIAL STATEMENT (Continued)

Other Income (Expenses)
Other and Loss on disposal of assets
Three months ended September 30, 2008	(397,694)	4,800	402,494
Nine months ended September 30, 2008	(409,706)	(7,212)	402,494
Total other income(expenses)
Three months ended September 30, 2008	(531,002)	(128,508)	402,494
Nine months ended September 30, 2008	(742,096)	(339,602)	402,494

Statements of Shareholders’ Equity
Balance, December 31,2006
Additional paid-in capital	9,753,801	11,048,327	1,294,526
Accumulated deficit	(15,185,213)	(16,479,739)	(1,294,526)
Balance, December 31, 2007
Additional paid-in capital	26,333,840	27,628,366	1,294,526
Accumulated deficit	(22,412,932)	(23,707,458)	(1,294,526)
Unearned share-based compensation	0	13,709,250	13,709,250
Additional paid-in capital	0	(13,709,250)	(13,709,250)

Balance, September 30, 2008
Unearned compensation	(13,731,135)	(21,885)	13,709,250
Additional paid-in capital	47,406,386	34,991,662	(12,414,724)
Accumulated deficit	(25,988,503)	(27,283,029)	(1,294,526)

Statement of Cash Flows
Cash flow from operating activities
Accounts payable and accrued expenses	2,006,410	(225,146)	(2,231,556)
Net cash flows from operating activities	(2,824,110)	(5,055,666)	(2,231,556)
Cash flow from investing activities
Purchase of intangible assets	(3,345,000)	(1,113,444)	2,231,556
Net cash flows from investing activities	(1,320,771)	910,785	2,231,556
Non-cash financing activities	2,750,000	4,981,556	2,231,556

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

     On December 28, 2007, we completed a reverse takeover merger with Dentalserv.com (DSRV), a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse takeover merger was a condition under the terms of our preferred stock purchase agreement with four institutional investors to their purchase of our Series A Stock and stock purchase warrants for $13 million. On that date, the following transactions occurred concurrently:

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007

     MedPro recorded a loss of $(3,575,571) for the nine months ended September 30, 2008, as compared to a loss of $(1,991,524) for the nine months ended September 30, 2007. Losses from operations were $(1,626,475) for the third quarter of 2008 and $(574,065) for the third quarter of 2007. The net losses for these periods included net other expense of $(128,508) for 2008 and $(339,602) for 2007. Net other expense included interest expense of $135,977 and $228,660 for the third quarters ended in 2008 and 2007. Consulting income of $4,800 and interest income of $2,669 made up the balance of the net other expense in the third quarter 2008.

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

     The most substantial differences in the losses from operations between 2008 and 2007 were increases in professional and insurance costs, payroll costs, travel expenses, inventory write-offs, and losses on abandonment of fixed assets and depreciation and amortization. Professional and insurance costs increased $904,704 over the same period in 2007 primarily from patent work, FDA compliance, SEC compliance, and the addition of appropriate insurance coverage. This change included the $700,000 settlement cost with Unilife on the cancellation of the manufacturing contract and the license agreement.

     Payroll costs increased due to the addition of six new full time employees in 2008 versus 2007. Three were added in 2007 after September and three were added in 2008. Payroll was $1,357,052 higher in 2008 than in 2007. Most of this increase came from the $870,750 adjustment for the earned portion of the employee and director stock options granted in August 2008. The balance came from the six new employees and salary adjustments for the four employees who were on the 2007 payroll for the first two quarters last year at lower compensation rates.

     Travel expenses are up reflecting increased board of directors’ travel costs, heightened activity with customers and suppliers, and associated developmental engineering expenses. Travel costs were $192,872 higher in the nine months of 2008 versus 2007. Airfare increased $119,967, representing both more international travel and travel in general, as well as, fuel cost pressures on ticket prices. Hotels, meals, and non air travel increased $77,492 in 2008 over the same period in 2007. Other travel related expenses were $3,388 lower than the same period in 2007.

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

     Total operating expenses were $2,794,880 during the second quarter of 2008 compared to $587,766 for the same period in 2007. The $2,207,114 increase during 2008 reflected the activity in product development and sales prospecting activity for the Vacuette blood collection device, higher salary expense, more significant travel costs, losses on abandonment of equipment and higher professional fees in connection with the new products, SEC compliance costs and losses in connection with the termination of the Unilife agreements. Other income and expenses in both periods included interest income of $2,669 and $836 for 2008 and 2007, respectively. Other income/(expenses) were $4,800 and $(10,628) in 2008 and 2007, respectively.

     The September 30, 2008 statement of operations for the nine months also included $65,152 of income from the settlement of an old, long outstanding vendor liability for less than the amount reflected on our prior year balance sheet. Interest expense declined from $228,660 in the third quarter of 2007 to $135,976 for the third quarter of 2008. This was primarily due to the pay-off of shareholder notes after December 28, 2007 and pay off on bank debt during the third quarter of 2008. The interest expense for the nine month periods ended were $443,710 in 2008 and $674,652 for 2007.

     Combined operating and other net expenses and losses totaled $2,923,388 and $826,219 for the three month periods ended September 30, 2008 and 2007, respectively. The corresponding expense totals for the nine month periods ended 2008 and 2007 were $4,759,503 and $2,038,218, respectively.

Liquidity and Capital Resources

     Total assets were $21,236,207 as of September 30, 2008 and $16,261,328 as of December 31, 2007. The $4,974,879 increase in total assets reflected the addition of $6,095,999 of new intellectual property purchases, the cancellation of the Unilife license agreement which netted $2,300,000, but reduced other assets by $3,000,000, and a substantial increase in accounts receivable from the $2,700,000 due from a customer. Some of the Company’s cash was used to fund operating losses in 2008 of $3,575,571. These changes roughly approximate the change in assets.

     The exercise of warrants to purchase $6,500,000 of Series B Convertible Preferred stock during the third quarter increased equity and available cash. The remaining change in Additional paid-in capital was associated with the $14,580,000 credit for the employee and director options granted in August 2008. This adjustment was partially offset by unearned share-based compensation of $(13,709,250). The loss for the nine months ended September 2008 of $(3,575,571) increased the deficit to $(27,283,029) from $(23,707,458).

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

     Our current credit agreement includes a $5,000,000 term loan and a $1,500,000 revolving line of credit. As of September 30, 2008, the amount payable for the revolving line of credit was $1,498,475 and the amount payable for the term note was $4,444,444. Our indebtedness under the credit agreement bears interest at the prime rate plus 2%. The revolver matures on February 1, 2009, and payments of interest are due monthly. The term loan matures on August 1, 2011. We also pay interest monthly on the term loan, and monthly principal payments of approximately $139,000 began in June 2008.

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

     While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon we can complete our production arrangements so we can commence product delivery. We expect to begin product assembly and delivery in 2008, but the product will not be launched by the customer until late in the first quarter of 2009. We will also continue to develop products from our portfolio. As a result, we expect to record revenue from operations in the first quarter of 2009.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, holders exercised J warrants and purchased 745,413 shares of Series B Stock for a total purchase price of $6.5 million in cash. The Company’s issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act.

Item 5. Other Information

On October 29, 2008, the holders of the Company’s remaining J warrants exercised them in full. Upon these exercises, the Company issued 748,366 shares of Series B Stock for a total purchase price of $6,525,753 in cash. The 1,493,779 shares of Series B Stock outstanding as of October 31, 2008, convert into 5,975,116 common shares at the current conversion price of $2.18 per share.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

*10.8	Amendment to Technology Development and Option Agreement as of August 18, 2008, between SGPF, LLC and MedPro is incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008.

*10.9	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan is incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008.

*10.10	Form of Nonqualified Stock Option Award Agreement Plan is incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

* previously filed

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