Form 10-Q
period 2009-03-31
MedPro Safety Products, Inc.
filed 2009-05-20
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000 – 52077

MEDPRO SAFETY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
817 Winchester Road, Suite 200,	40505
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.13,320,391 shares of Common Stock were outstanding at April 30, 2009.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

MEDPRO SAFETY PRODUCTS, INC.

Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$11,796,242	$11,636,843
Accounts receivable, net of allowance of $15,837 for 2009	-	-
Inventory	288,289	288,414
Prepaid expenses and other current assets	25,158	9,350
Prepaid investor relations costs	156,420	228,660
Prepaid costs of automation equipment	452,855	452,855

Total current assets	12,718,964	12,616,122

Property and Equipment
Equipment and tooling	824,958	751,725
Leasehold improvements	192,377	114,831
Computers, network and phones	147,081	126,061
Furniture and fixtures	113,829	81,213
Trade show booth	7,341	7,341

	1,285,586	1,081,171

Less: accumulated depreciation	164,026	146,680

Property and equipment, net	1,121,560	934,491

Other Assets
Intangible assets	9,109,547	9,109,547
Deferred financing costs	87,046	97,489

Total other assets	9,196,593	9,207,036

Total assets	$23,037,117	$22,757,649

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Balance Sheets (Continued)
March 31, 2009 and December 31, 2008

	March 31, 2009
	(Unaudited)	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$437,477	$261,325
Accrued interest payable	16,345	34,276
Current portion of long term debt	3,266,012	3,262,660
Deferred revenue	452,855	464,900
Notes payable to and advances from shareholders	46,154	383,333
Derivative liabilities - fair value of warrants	1,250,909	-
Current portion of technology transfer payments - Visual Connections, Inc.	1,750,000	2,000,000
Total current liabilities	7,219,752	6,406,494
Long-Term Liabilities
Notes payable - long term portion	2,165,411	2,607,435
Long-term portion of technology transfer payments - Visual Connections, Inc.	-	250,000
	2,165,411	2,857,435

Total liabilities	9,385,163	9,263,929

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $759,508 and $610,260, respectively.	66,682	66,682
Series B Preferred
1,493,779 shares issued and outstanding.	14,938	14,938
Series C Preferred
1,571,523 and 0 shares issued and outstanding, respectively.	15,715	-
Common stock
$.001 par value; 90,000,000 shares authorized; 13,320,391 and 13,285,072 shares issued and outstanding, respectively.	13,320	13,320

Additional paid-in capital	59,814,522	43,667,689
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(46,251,338)	(30,247,024)
Total shareholders’ equity	13,651,954	13,493,720
Total liabilities and shareholders’ equity	$23,037,117	$22,757,649

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statements of Operations
For the Three Months Ended March 31, 2009 and 2008

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Sales
Needlyzer	$-	$1,180
Safe-Mate	-	15,848
Automation Services and Equipment	12,045	-
Total sales	12,045	17,028

Cost of goods sold and automation	12,045	3,350

Gross profit	-	13,678
Operating Expenses
Salaries, wages, and payroll taxes (including share-based compensation of $1,822,500 and $0)	2,241,539	218,385
Qualified profit sharing plan	18,489	-
Advertising and promotion	132,127	12,290
Product development costs	169,517	46,164
Professional and insurance	334,746	269,440
General and administrative	78,529	149,369
Travel and entertainment	102,341	88,518
Depreciation and amortization	27,788	26,194
Total operating expenses	3,105,076	810,360
Loss from operations	(3,105,076)	(796,682)
Other Income (Expenses)
Interest expense	(75,197)	(165,719)
Other Income (Expenses)	-	65,152
Income from debt forgiveness	-	410
Interest income	6,916	31,645
Change in fair value of derivative liabilities	22,250,157	-
Total other income (expenses)	22,181,876	(68,512)
Provision for income taxes	-	-
Net income/(loss)	$19,076,800	$(865,194)

Net earnings/(loss) per common share
Basic net earnings/(loss) per share	$1.43	$(0.07)
Fully diluted net earnings/(loss) per share	$0.49	$-

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,320,380	13,285,072
Weighted average number of shares outstanding - diluted	38,993,163	-

  See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2009
and the year ended December 31, 2008

						Additional
	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency	Total

Balance, December 31, 2007	13,285,072	$3,285	6,668,229	$66,682	$(21,885)	$27,628,366	$(23,707,458)	$3,978,990

Series B convertible preferred shares issued for cash	-	-	1,493,779	14,938	-	13,010,815	-	13,025,753

Options granted to employees and Directors	-	-	-	-	(14,580,000)	14,580,000	-	-

Earned portion of employee and director options	-	-	-	-	2,693,250	-	-	2,693,250

Unearned portion of share based compensation	-	-	-	-	11,886,750	(11,886,750)	-	-

Common shares issued in exchange for services	35,294	35	-	-	-	335,258	-	335,293

Net loss	-	-	-	-	-	-	(6,539,566)	(6,539,566)

Balance, January 1, 2009	13,320,366	13,320	8,162,008	81,620	(21,885)	43,667,689	(30,247,024)	13,493,720

Cumulative effect of change in accounting principle (see Note 10)	-	-	-	-	-	(6,321,081)	(35,081,114)	(41,402,195)

January 1, 2009, as adjusted	13,320,366	13,320	8,162,008	81,620	(21,885)	37,346,608	(65,328,138)	(27,908,475)

Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-	20,661,129

Unearned portion of share based compensation	-	-	-	-	(11,886,750)	11,886,750	-	-

Earned portion of employee and director options	-	-	-	-	1,822,500	-	-	1,822,500

Unearned portion of share based compensation	-	-	-	-	10,064,250	(10,064,250)	-	-

Net income through March 31, 2009	-	-	-	-	-	-	19,076,800	19,076,800

Balance March 31, 2009	13,320,391	$13,320	9,733,531	$97,335	$(21,885)	$59,814,522	$(46,251,338)	$13,651,954

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$19,076,800	$(865,194)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	17,345	15,751
Amortization of financing costs	10,443	10,443
Share based compensation	1,822,500	-
Change in fair value of warrants (derivative liabilities)	(22,250,157)	-
Changes in operating assets and liabilities
Accounts receivable	70	(628)
Inventory	125	2,998
Other current assets	56,156	(5,134)
Accounts payable and accrued expenses	222,305	(1,841,398)
Accrued interest payable	(17,931)	(332,903)
Deferred revenue	(12,045)	-

Net cash flows from operating activities	(1,074,389)	(3,016,065)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	-	(10,446)
Purchases of property, equipment	(204,414)	(105,477)

Net cash flows from investing activities	(204,414)	(115,923)

Cash Flows From Financing Activities
Collection of notes receivable	-	2,000,000
Payments on note – technology transfer payments	(500,000)	-
Proceeds from bank borrowings	1,501,827	-
Repayments on bank borrowings	(1,940,500)	(21,846)
Proceeds from notes payable to and advances from shareholders	208	(1,559,912)
Payments on notes payable to and advances from shareholders	(383,333)	-
Net cash from issuance of preferred shares	2,760,000	-

Net cash flows from financing activities	1,438,202	418,242

Net increase (decrease) in cash	159,399	(2,713,746)
Cash at the beginning of the period	11,636,843	6,341,132
Cash at the end of the period	$11,796,242	$3,627,386
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$93,128	$648,623
Non-cash Activity:
Non-cash proceeds from issuance of Series preferred shares - derivative liability exchanged for shares	$17,901,129	$-

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2009 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $11 million.  Income from the change in derivative liabilities reflected in the period ended March 31, 2009 did not result in taxable income and without such income, the Company would have a loss for the period.

The Company currently has tax return periods open beginning with December 31, 2005 through December 31, 2008.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic earnings per share were computed using weighted average shareholdings of 13,320,380 for the three months ended March 31, 2009 and 13,285,072 for the three months ended March 31, 2008, respectively.  There were 25 new common shares issued in 2009.  The basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Weighted average common shares outstanding assuming full dilution were 39,641,146 at March 31, 2009.  Because the Company had a net loss for the period ended March 31,2008, there is no dilutive effect and both the basic and diluted losses per share are the same for 2008.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements.  This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS  157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  We are continuing to evaluate the desirability of adopting SFAS 159.  SFAS 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  SFAS 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 141(R) and SFAS 160 became effective for fiscal years beginning after December 15, 2008.  The adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is indexed to an Entities Own Stock ("EITF 07-05").  The cashless exercise provision of the Company's Series A, B and C warrants as well as an exercise price protection feature that expires at December 31, 2009 caused the reclassification of the warrants from equity to a liability based on fair value of the warrants at January 1, 2009.  The cumulative effect of this change in accounting for these warrants was reflected as of the opening balance sheet as of January 1, 2009. It was adjusted to market at March 24, 2009 for warrants exchanged for Series C preferred stock by two Series A preferred stockholders and at March 31, 2009 for the remaining Series A and B warrants then outstanding (See Note 10).

Certain amounts in the 2008 financial statements have been reclassified to conform with classifications used to prepare the 2009 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INVENTORY

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

The Company discontinued the sale of its other legacy product, Safemate™ as of the second quarter 2008.  All remaining inventory was scrapped and written off in 2008.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices.  To date, none of the existing patents have been commercially exploited.  The Company expects to begin delivering product in the second half of 2009.  Marketing may be delayed until late March due to product ageing studies and sterilization testing requirements.  These various patents include two Vacu-Mate models with a cost of $2,525,425 and the Key-Lok™ patent at $489,122.

In September 2008, the Company acquired the patent rights to the Syringe Guard and Prefilled (“SGPF”) products from SGPF, LLC, a limited liability company wholly owned by the Company’s Chairman and CEO.  The cash portion of the purchase price was $3,345,000. An additional 690,608 shares of common stock will be issued to SGPF, LLC if the Company achieves certain revenue milestones from SGPF product sales or certain other conditions or events trigger payment of the share-based component. The Company also assumed the obligation to pay Visual Connections, Inc. $1,500,000, the remaining technology transfer payments on the SGPF products.  The Company recorded the purchase at $4,845,000, equal to the cash paid plus the debt assumed.  The cost of the purchase will increase if the conditions for the contingent issuance of shares are satisfied.

The Company also entered into an agreement with Visual Connections, Inc. to acquire a winged infusion active safety sheathing system.  We have signed a product development agreement for the blood draw modality of this product which provides for 75,000,000 units to be sold under a minimum volume contract over a six year period.  We agreed to pay Visual Connections $1,250,000 as technology transfer payments.

The following schedule shows the Company’s payment obligations to Visual Connections as of March 31, 2009 with respect to both the SGPF and winged blood collection technologies:

Quarter	SGPF	Wing	Payable at 3/31/09
2009
Second	$250,000	$250,000	$500,000
Third	250,000	250,000	500,000
Fourth	250,000	250,000	500,000
2010
First	250,000	--	250,000

Total	$1,000,000	$750,000	$1,750,000

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year.

Estimated future amortization of these intangibles for future twelve month periods ended on March 31 is as follows:

12 Months Ending March 31,	Amount

2010	$599,065
2011	$1,839,225
2012	$1,825,411
2013	$1,821,909
After 3/31/14	$3,110,982

NOTE 7 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities they control. They were comprised of the following:

	March 31, 2009	December 31, 2008

Short term advances with no stated terms settled in the ordinary course of business	$241,005	$1,656

Demand and promissory notes with varying interest rates, conversion features and accrued compensation	46,154	468,445

Less amounts reflected in accounts payable	(241,005)	(86,768)

	$46,154	$383,333

Short term advances were owed to various related parties including a company controlled by our Chairman for unsettled advances and services.

Demand and promissory notes payable to related parties at December 31, 2008 included $85,112 of accrued back pay included in accounts payable.  Of this amount, our Chief Operating Officer was due $68,420 and $16,692 was due to another employee.  The remaining $383,333 of the notes payable is comprised of accrued management fees of $87,500 due to our Chairman, an accrued loan guarantee fee of $250,000 due to our Chairman, and accrued management fees of $45,833 due to our Chief Operating Officer. As of March 31, 2009, the Company owed the Chief Financial Officer $46,154 for a pay adjustment effective January 1, 2009 and a bonus payable March 31, 2009 of a total of $46,154.

There was a contingent share-based purchase price component due SGPF, LLC a single member limited liability company owned by the Company Chairman.  This amount has not been recorded since milestones necessary for payment have not been achieved.

NOTE 8 – RELATED PARTY TRANSACTIONS

Total accounts payable to officers and employees of the Company, including accrued management fees of $133,333 in 2008, totaled $470,101 at December 31, 2008.  These amounts do not include the contingent issuance of shares to SGPF, LLC, a company owned by MedPro’s Chairman and CEO, and the assumption of future technology transfer payments in connection with our purchase of the SGPF technology in September 2008, which is discussed in Note 6.

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

As of March 31, 2009 total accounts payable to employees and officers totaled $1,005 included in accounts payable, for employee expenses reimbursements, $46,154 in accrued compensation to the Company Chief Financial Officer and $240,000 due to SC Capital Partners as issuance costs for the exchange of Vision warrants and cash for preferred Series C stock.  There were no other amounts payable to employees or related parties.

NOTE 9 – LONG-TERM DEBT

Long-term debt at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
Term loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing August 1, 2011, collateralized by an assignment of intellectual properties	$3,611,111	$4,027,777

Revolving line of credit, interest at prime plus 2%, payable monthly beginning in April 2007, due April 1, 2009	--	1,498,475

Term loan, interest at 3.65% payable monthly, maturing March 31, 2010, secured by $1,500,000 interest bearing deposit account.	1,500,000	--

Draw loan, interest payable at 7.5%, monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by its Chairman, CFO and two other shareholders	320,312	343,843
	5,431,423	5,870,095
Less: current portion	3,266,012	3,262,660

Long-term portion	$2,165,411	$2,607,435

The revolving line of credit, as amended in November 2008, permits the Company to draw up to $1,500,000.  The credit agreement was also amended in 2008 to remove financial covenants and include cross-collateral agreements and a pledge of intangible assets.  The revolving line of credit facility was paid in full on March 31, 2009 through a new one year term note with Traditional Bank, Inc.

The following table summarizes the maturities of long-term debt:

12 month periods ended March 31,
2010	$3,266,012
2011	1,773,725
2012	391,686

Total	$5,431,423

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $.01 per share, which is issuable in series.  Of the 10,000,000 shares of preferred stock authorized, 6,668,229 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”) and 1,571,523 shares are designated as Series C Convertible Preferred Stock (“Series C Stock”).

At March 31, 2009, the Company’s issued and outstanding shares consisted of 13,320,391 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 1,559,340 shares of common were outstanding at March 31, 2009.

In the private placement to four investment funds completed on December 28, 2007, MedPro issued a total of 6,668,229 shares of Series A Stock and warrants to purchase a total of 25,286,692 shares of common stock.  Our reverse merger with Dentalserv.com as of that date was a condition to the purchase of the preferred stock and stock purchase warrants under the terms of the preferred stock purchase agreement with these institutional investors.

The Series A Stock has 5% cumulative dividends, based on the termination value of the preferred at the issue date, payable in the event of liquidation, dissolution and certain other events.  The Preferred Stock is also convertible, at the option of the holder, at any time into an equal number of shares of the common stock of the Company, subject to adjustment.  As of March 31, 2009, if the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend of $759,508.  This amount has not been recorded in the financial statements.

In accounting for the conversion feature embedded within the Series A Stock, the Company considered FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities; EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features; and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  Based on an analysis of this accounting literature described in Note 10 to its audited financial statements, the Company concluded that the embedded conversion option would not be separately accounted for as a derivative liability from the Series A Stock because it can only be settled in shares of the Company’s own stock.  The Company recorded a deemed dividend in accordance with this guidance in the amount of $3,975,120 by increasing the retained deficit and increasing additional paid in capital.  This amount was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants.

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

The Company also issued Series AA warrants to purchase 533,458 common shares to SC Capital Partners, LLC for $1.81 per share as compensation for financial advisory services in connection with the December 28, 2007 private placement.  The terms of these warrants are comparable to the terms of the “A” warrants and expire on December 28, 2012.  None of the AA warrants have been or are eligible to be exercised as of the date of the financial statements.

On August 18, 2008, Vision Opportunity Master Fund, Ltd. (“VOMF”), then the sole holder of J warrants, and the Company amended the J warrants to give VOMF the right to purchase 1,493,779 shares of newly designated Series B Convertible Preferred Stock (“Series B Stock”) at a purchase price of $8.72.  The J warrants originally had given the holder the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18.  VOMF and its affiliate Vision Capital Advantage Fund, LLC (“VCAF”, to whom VOMF transferred a portion of its holdings in September 2009) exercised the J warrants in full in September and October 2008, and the Company received $13,025,000 in cash for the issuance of 1,493,779 shares of Series B Stock.

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

In March 2009, VOMF and VCAF exercised a portion of their Series C Warrants for cash totaling $3,000,000 and exchanged the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of newly designated Series C Convertible Preferred Stock (“Series C Stock”). The two funds acquired 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange.

Each share of Series C Stock is convertible into 10 shares of common stock, which ratio is subject to adjustment. The Series C Stock ranks equal to the Company’s Series B Stock and common stock, but junior to the Series A Stock and to our indebtedness.  If the Company declares dividends, the Series C Stockholders will receive dividends on a pro rata basis with the Series B Stockholders and the common stockholders. Upon liquidation, dissolution or winding up of the Company, the holder of Series C Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series C Stock can be converted. The Series C Stock has no general voting rights.

The exchange of warrants for Series C Stock was the equivalent of a cashless exercise of the warrants at an assumed market value of $13.00 per common share.  The warrant exercise and exchange reduced the total common share equivalents issuable upon the exercise of the warrants held by the two Vision Funds from 18,285,692 common shares to 15,715,230 common shares.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is indexed to an Entities Own Stock, ("EITF 07-05").  The cashless exercise provision of the Company's Series A, B and C warrants, as well as  an exercise price protection feature that expires at December 31, 2009, required the reclassification of the warrants pursuant to EITF 07-05 from equity to a liability based on fair value of the warrants at January 1, 2009.  The warrants provide that the exercise price adjusts if the Company issues common stock at a lower price.  The warrants also authorize cashless exercise by the holder until such time as a registration statement for the shares underlying the warrants becomes effective.  The Company reduced Additional Paid in Capital by $6,321,081, increased Accumulated Deficiency by $35,081,115 and recorded a liability of $41,402,196 as of January 1, 2009 to reflect the cumulative effect of EITF 07-05.

The amount recorded as the cumulative effect of EITF 07-05 was determined by reference to the fair value of the warrants at January 1, 2009.  Approximately 1% of the Company’s outstanding common was freely tradable at January 1, 2009.  The thinly traded market for the Company’s shares at January 1, 2009, and the volatility of its trading price made the use of level one inputs (quoted market prices in active markets for the warrants or the Company’s shares) under SFAS 157 inappropriate. (See Note 12 for a discussion of SFAS 157.)  The Company used average share prices in a Black-Scholes calculation using volatility inputs from similar companies and taking into account the time it would take for the market to absorb the influx of over 19,000,000 common shares underlying the warrants based on then current trading volumes.  As a result, some level two inputs, such as sales of warrants for cash, and some level three inputs, unobservable inputs developed using estimates and assumptions expected to be utilized by market participants, were used to determine fair value of the warrants for the derivative liability analysis.

After consideration of all the factors necessary to determine the value of the warrants as of January 1, 2009 for purposes of EITF 07-05 and SFAS 157 and the Company-specific issues regarding trading prices and trading volume, including the restricted status of nearly 99% of the Company’s common shares under Rule 144 through January 4, 2009, the following inputs were used to value the warrants.  Share prices ranged from $7.88 at January 1, 2009 to $5.00 at March 24, 2009 and $5.50 at March 31, 2009.  The January price was based on a trailing 20-day average from the first trade in 2009 due to an extremely thin market and price volatility.  The Company used a 50% discount from these quoted values in the Black-Scholes calculation in order to more closely approximate the only observable input for the warrant values based on the exercise of the Series C warrants for $2.18 per common share equivalent in March 2009.  Also considered was the expected inefficient market absorption of the common shares underlying the Series C preferred stock in the warrant exercise, reflecting the average daily trading volume of fewer than 700 shares during the first quarter of 2009.  In addition, the Series C preferred issued in exchange for warrants in March 2009 as well as the 14,339,090 underlying shares of common stock cannot be transferred for one year, and are subject to additional “leak-out” transfer restrictions during the subsequent twelve months.  The Company used comparable company volatility rates of 50% in January 2009 and 55% in March 2009.  The discount rate was based on comparable term U.S. Treasury rates of 0.76% and 0.81%, respectively for January and March 2009.

In March 2009, two Series A preferred stockholders exchanged all of their Series A, B and C warrants, exercisable for a total of 18,285,692 common shares, for $3,000,000 of cash and a total of 1,571,523 shares of new Series C preferred stock.  Each Series C preferred share converts into 10 common shares, a ratio equivalent to $2.18 per common share.  The Company issued 137,614 shares of Series C preferred stock upon the exercise of a portion of the Series C warrants for the cash, plus an additional 1,433,909 shares of Series C preferred stock in exchange for all of the remaining Series A, B and C warrants held by the two stockholders.  A small number of common shares were issued in lieu of fractional shares of Series C preferred.  The liability for the warrants exchanged in March 2009 was recomputed using the Black-Scholes method with updated inputs and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009 immediately before the exchange.  The valuation difference on these warrants was $21,237,919.  The Series C preferred shares were recorded at $17,901,129, the liability based on fair value at March 24, 2009 for the warrants exchanged, plus the $3,000,000 cash paid, or $20,901,129 before issuance costs of $240,000.

A total of 1,025,882 Series A and B warrants remained outstanding at March 31, 2009.  These warrants were originally recorded as a $2,263,147 liability at January 1, 2009.  Based on the market price of the common stock at March 31, 2009, the warrant liability decreased to $1,250,909, resulting in a gain of $1,012,238.

The cumulative effect of this change in accounting for the Company’s warrants was reflected as of the opening balance sheet on January 1, 2009 and was adjusted to market at March 24, 2009 for the warrants exchanged for Series C preferred shares and at March 31, 2009 for the remaining Series A and B warrants held by the Company's Series A preferred stockholders.  Total income recognized based on market value differences in the derivative liability of the warrants for the first quarter was $22,250,157.  The remaining derivative liability at March 31, 2009 was $1,250,909.

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

Total lease expense was $20,925 and $20,450 for the three months ended March 31, 2009 and 2008, respectively.  Future minimum annual lease payments at March 31, 2009, were as follows:

12 month period ended March 31,
2010	$83,700
2011	83,700
2012	83,700
2013	34,875

Total	$285,975

NOTE 12 – STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company’s original four Series A Stockholders were issued one Series A warrant and one Series B warrant for each of the 6,668,229 shares of preferred stock they held.  In addition, for making a total investment of at least $5 million, one Series A Stockholder (VOMF) also received one Series J warrant and one Series C warrant for each of the 5,975,116 shares of preferred stock it held.  See Note 11 to the notes to the audited financial statements included in our 2008 Annual Report of Form 10-K for a description of the rights of the four series of warrants issued with the Series A Stock and the values recorded for our warrants using the Black-Scholes method.

See Note 10 above for a description of the exercise of all of the Series J warrants and a portion of the Series C warrants by VOMF and its affiliate VCAF, and the exchange of the remaining Series A, Series B and Series C warrants held by VOMF and VCAF for preferred stock.

The Company also issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services in connection with the sale of the Series A Stock and related warrants in December 2007.  The terms of the Series AA warrants are comparable to the terms of the Series A warrants and expire on December 28, 2012.  None of the Series AA warrants have been exercised as of March 31, 2009.  The Company has valued the warrants at $211,928 utilizing the Black-Scholes method.

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

The Company recorded unearned compensation of $14,580,000, or $4.86 per underlying share, for the grant of 3,000,000 employee and director stock options.  We used a market approach to value the common stock underlying the options.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

We concluded that there was insufficient trading frequency and volume in MedPro’s shares to use level 1 inputs under SFAS 157.  The average number of MedPro shares traded during the 30 days ending on the option grant date was 1,481, with a median of 200 shares. This period included seven trading days where no transactions occurred. In addition, MedPro has 13,285,000 million shares outstanding, but in August 2008 only 134,000 were not restricted under SEC Rule 144 and freely tradeable (float).

We concluded that MedPro’s trading price qualified as a level 2 input in the fair value hierarchy outlined by SFAS 157 described above. On the option grant date, MedPro’s common shares traded at $9.00 per share, which was also the median trading price for the 30 day period ending on the grant date.  The $9.00 price per share was discounted by 16% to reflect a lack of liquidity arising chiefly because the options can be exercised only during a 30 day period during January 2013.  The 16% discount represents the estimated cost under the Black-Scholes model of a put option that would protect an investor from the decline in value of an appreciated security until restrictions on sale expire. Assumptions used in the valuation included an expected option term of 2.48 years, volatility of 60% based on trading data of comparable public companies, and an equivalent bond yield of 2.5%.

The value of the options was further discounted to reflect the dilutive effect of the exercise of 3,000,000 options in a thin trading market. SFAS 123(R) provides that no adjustment for potential dilution is usually needed if the market for the underlying stock is reasonably efficient, because the potential dilutive effect of option exercises will be reflected in the market price.  However, an adjustment was warranted for the MedPro options because the publicly traded float for MedPro shares was only 1% of the 13,285,072 shares then outstanding, such that an efficient trading market did not exist.  The amount of the discount was determined through an iterative process based on the number of shares outstanding, the number of options, the value of the underlying shares and the value of the options.

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008 which coincides with the term of a noncompetition covenant included in the option agreement.  For the three months ended March 31, 2009, the Company recorded compensation expense of $1,822,500 for the options.  The balance of the unearned compensation totaled $10,064,250 at March 31, 2009.

NOTE 13 – DISTRIBUTION AGREEMENTS

On July 15, 2008, the Company entered into two Medical Supply Manufacturing Agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil as well as a worldwide distribution network.  The two agreements grant Greiner the right to manufacture, market and distribute MedPro’s Vacuette tube-activated and skin-activated blood collection systems and its winged blood collection set.  Each agreement extends for a six-year term from the commencement of initial commercial manufacturing of the applicable product.  Greiner agreed to pay MedPro a production royalty per unit on a minimum volume of units of each product over the term of the agreements plus additional cash amounts to acquire the production lines for the products.

The agreement with Greiner for the exclusive right to manufacture, market and distribute our tube-activated blood collection system and our skin activated blood collection device supersedes and replaces our prior distribution agreement with Greiner for the tube-activated blood collection system.  Under the agreement, MedPro was required to use commercially reasonable efforts to design, construct, complete and successfully test an initial automated production line (“IPL”) for delivery to Greiner at a mutually acceptable date not before March 31, 2009.  The IPL includes molds, automation, packaging and associated engineering as required.  Greiner agreed to pay MedPro an amount not to exceed $5.1 million for the IPL in three installments, beginning October 1, 2008 with the final payment due March 31, 2009.  In addition, MedPro was required to use commercially reasonable efforts to commence production of a secondary automated production line approximately 24 months after completion of the IPL, depending on volume requirements determined by Greiner.  The date for completion and shipment will be determined by the parties.  Greiner agreed to pay MedPro an amount not to exceed $3.5 million for the second product line in three installments, the first of which would be due upon initiation of the design review with Greiner.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement. Greiner is obligated to pay the Company a production royalty per unit, totaling $33 million over this period. Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

Greiner also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged blood collection set on similar terms.  Under the agreement for the winged product, MedPro was required to use commercially reasonable efforts to produce an initial design plan for the product, including estimate of component costs, production line costs, automation line costs, and a cost estimate of the fully designed product for review and approval by Greiner by October 1, 2008.  Greiner agreed to make an initial payment of $1 million on or before October 1, 2008 upon delivery and acceptance by Greiner of the initial design plan for an automated production line.  Upon approval, MedPro was to initiate the construction of the production line, for which Greiner agreed to pay an amount not to exceed $4 million in three equal installments upon the achievement of certain milestones leading to validation of the final production line.

Greiner is expected to produce a designated minimum number of units each year during the first five years of the agreement.  Greiner is obligated to pay us a production royalty per unit, totaling $10.8 million over this period.  Greiner has the right to continue to manufacture the products and pay the production royalty in year six.

In September 2008, the Company delivered the Vacuette automation plan and the initial Wing design plan and invoiced Greiner $2,700,000.  This represented the $1,000,000 fee for the initial Wing design plan and the first installment of the $1,700,000 due on the Vacuette project.  In late November 2008, Greiner and the Company came to an oral understanding that Greiner would assume future responsibilities to redesign and assemble computerized production lines for the MedPro devices.  Pending completion of written amendments to their agreements, the parties reached an oral understanding allocating $2,000,000 of the $2,700,000 received in 2008 to the $1,000,000 program fee for each of the two projects payable under their original arrangement upon the deliveries by the Company in September 2008.  The balances of the expected payments under the contracts have been suspended and may be terminated.

The Company has recognized $2,000,000 of income from the program fees.  Of the additional $700,000 collected in 2008, the Company recorded $247,145 as income to offset the expenses incurred on Greiner’s behalf for these projects.  The balance of $452,855 was recorded as prepaid assets and deferred revenue, reflecting the cost of a packaging machine acquired on behalf of Greiner for the Vacuette automation line.  The parties are negotiating the final ownership and ultimate disposition of the packaging machines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the three months ended March 31, 2009 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing five products in four related product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

Our strategy for the next 18 months focuses on completing the steps necessary to attain pre-market product development milestones and to commence the distribution of up to five products in these sectors. Our objective is to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into two such agreements for three of our products. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe.  Our product development plans also include a needleless intravenous line based on patents and designs we control.

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

We accounted for these transactions as capital transactions in which we issued:

•	Approximately 1,406,400 shares of common stock to the DRSV shareholders for the net monetary assets of the shell corporation;

•	6,668,229 shares of Series A Stock and four series of warrants to purchase a total of 25,286,690 common shares to the investors for $13,000,000; and

•	593,931 shares of common stock and warrants to purchase 533,458 shares of common stock and also paid $1,040,000 in cash as an advisory fee.

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

In August 2009, we amended the then outstanding Series J warrant to give Vision Opportunity Master Fund, Ltd. (“VOMF”), our largest preferred stockholder and the sole holder of J warrants, the right to purchase 1,493,779 shares of newly designated Series B Stock at a purchase price of $8.72.  Each share of Series B Stock converts into 4 shares of common stock.  The original Series J warrant had given VOMF the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18 no later than December 31, 2008.  VOMF and Vision Capital Advantage Fund (“VCAF”), an affiliate to whom VOMF transferred a portion of its holdings in September 2008, exercised the J warrants in full in September and October 2009, and we received $13,025,000 in cash for our issuance of 1,493,779 shares of Series B Stock.

In March 2009, we completed transactions in which VOMF and VCAF exercised a portion of their Series C Warrants for cash and also exchanged the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of newly designated Series C Stock.  Each share of Series C Stock converts into 10 shares of common stock.  The two funds acquired 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange.  The exchange of warrants for Series C Stock was the equivalent of a cashless exercise of the warrants at an assumed market value of $13.00 per common share.  The warrant exercise and exchange reduced the total common shares issuable to the two Vision Funds by 2,570,462 common shares, and we received cash proceeds of $3,000,000.

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

Our financial results and operations in future periods will depend upon our ability to enter into and fulfill distribution agreements for our products currently under development so that we can generate sustained revenues from our portfolio of products and technologies. Our operations are currently funded principally from the proceeds from sales of securities, revenue from operations and borrowing from commercial lenders and related parties.

Critical Accounting Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results are described below.

Revenue Recognition

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

Valuation of Inventory

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

Valuation of Intangible Assets

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents.  Because products that incorporate our Vacu-Mate, Key-Lok, Syringe Guard and Winged Safety set proprietary technologies are currently not in production for distribution, we have not begun to amortize these patents. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  As of March 31, 2009, future expected revenue for our patented technologies is expected to exceed carrying value of these properties by a substantial amount, and therefore no impairment has been recorded.   Additionally, since revenue recorded to date on our Vacuette and winged technologies have not been related to manufacture of saleable units for human use, no amortization has been recorded.

Valuation of Warrants as Derivative Liabilities

We originally recorded warrants issued in connection with the sale of our Series A preferred stock as equity, and the value of the warrants was reflected in Additional Paid in Capital based on a Black-Scholes formula calculation.  Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, EITF 07-05 requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  See Notes 10 and 12 for a full discussion of our outstanding warrants and the recording of derivative liabilities during 2009.  If any of the assumptions used to value our warrants change significantly, it could result in material changes to our assets, liabilities, shareholders’ equity and results of operations from quarter to quarter.

Income Taxes

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

Share-based Employee Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment (Revised 2004).”  As required by SFAS 123R, share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and expected term of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  See Note 12 to the March 31, 2009 Financial Statements for further discussion of share-based employee compensation.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

MedPro recorded income of $19,076,800 for the three months ended March 31, 2009, as compared to a loss of $(865,194) for the three months ended March 31, 2008.  Losses from operations were $(3,105,076) for the first quarter of 2009 and $(796,682) for the first quarter of 2008.  The net losses for these periods included net other income of $22,181,876 for 2009 and net other expense of $(68,512) for 2008.  Net other income / (expense) included interest expense of $(75,197) and $(165,719) for the 2009 and 2008 periods, respectively.  As a result of the implementation of EITF 07-05 as of January 1, 2009, other income for the first quarter of 2009 included $22,250,157 for the change in fair value of derivative liabilities associated with our stock purchase warrants.

The most substantial differences in the losses from operations between 2009 and 2008 were increases in payroll costs (including share-based compensation), product development costs, advertising and promotion costs, professional and insurance costs, qualified profit sharing costs and travel expenses.

Professional and insurance costs increased $65,306 over the same period in 2008 primarily from patent work, FDA and SEC compliance, and appropriate insurance coverage.  Compensation expense increased to $2,241,539 for the three months ended March 31, 2009 compared to $218,385 for the 2008 period.  Payroll was higher in 2009 than in 2008 due to the addition of four new full time employees in late 2008 and one new employee in the first quarter of 2009.  Most of the increase came from the $1,822,500 of compensation expense recognized during the first quarter of 2009 from share-based options granted in August 2008.  Travel expenses increased, reflecting increased board of directors’ travel costs and heightened activity with customers and suppliers.  Product development costs were $123,353 higher in 2009 than 2008.  Travel costs were $13,823 higher in the three months of 2009 versus 2008.  Advertising and promotion costs were $119,837 higher in 2009 due to the engagement of an investor relations firm in the second quarter of 2008.  Finally, our profit sharing plan established in September 2008 resulted in costs of $18,489 in 2009 versus no such costs for the same period in 2008.

We recorded no product sales in the first three months of 2009 compared to sales of $17,028 for the three months ended March 31, 2008.  The decline in sales was principally due to our decision to discontinue sales of the Safe-Mate device in April 2008 and no 2009 sales of the Needlyzer device, as we focused exclusively on developing our passive needlestick prevention products.

Other revenue recorded in the first quarter of 2009 included $12,045 of revenue from recognition of income from customer advances for specific product enhancement requests.

Total operating expenses were $3,105,076 during the first quarter of 2009 compared to $810,360 for the same period in 2008.  The $2,294,716 increase during 2009 reflected the activity in product development, higher salary expense, more significant travel costs, and higher professional fees in connection with the new products, and SEC compliance costs.  Other income and expenses in both periods included interest income of $6,916 and $31,645 for 2009 and 2008, respectively.  Net other income/(expenses) were $22,181,876 and $(68,512) in 2009 and 2008, respectively.  Interest expense declined from $165,719 in the first quarter of 2008 to $75,197 for the first quarter of 2009.  This was primarily due to paying off shareholder notes and bank debt during 2008.

Liquidity and Capital Resources

Total assets were $23,037,117 as of March 31, 2009 and $22,757,649 as of December 31, 2008. The $279,468 increase in total assets reflected the addition of $204,415 of new property purchases, increases in current assets of $102,842 and the effect of depreciation and amortization totaling $27,789.  In March 2009, preferred shareholders exchanged warrants and cash for Series C Preferred Stock.  We received cash proceeds of $3,000,000, less $240,000 of issuance costs, which increased our assets, equity and available cash.  Some of the cash was used to fund operating losses in the first three months of 2009.

Total liabilities of $9,385,163 as of March 31, 2009 were $121,234 more than the $9,263,929 as of December 31, 2008.  MedPro paid off or settled various accounts payable, accrued interest and shareholder debt during 2009.  Current liabilities increased by $813,258.  Bank debt declined by $438,672 during the three months ended March 31, 2009.  Technology transfer payment obligations were reduced by $500,000, and $337,179 of net shareholder payables were paid off in the 2009 first quarter.  Accounts payable were $176,152 higher at March 31, 2009, primarily due to the $240,000 amount due to our financial advisor.  Other debts and deferred revenue declined by $29,976 in the first quarter.

We recorded derivative liabilities as of January 1, 2009 pursuant to EITF 07-05.  Our opening liabilities increased by $41,402,195 based on the fair value of our warrants with cashless exercise and certain price protection features.  Due to the decline in the trading price of our stock during the first quarter, we recorded gain of $22,250,157 to reflect the decreased value of the derivative liabilities.  Of the remaining $19,152,038 of derivative liability, $17,901,129 was credited to Additional Paid in Capital when we issued preferred stock in exchange for warrants and cash.  This left $1,250,909 of derivative liability associated with the remaining 1,025,882 Series A and B warrants still outstanding at March 31, 2009.

The additions to fixed assets during the first three months of 2009 totaled $204,415 and included $77,546 of office leasehold improvements, $73,233 of new equipment, $21,020 of new office equipment and $32,616 of new furniture.

The $11,593,000 in net proceeds from our private placement of the Series A Stock and warrants in December 2007 and the $15,785,000 of net cash proceeds from stock purchase warrant exercises during 2008 and 2009 provided working capital and will continue to be the principal source of funding for our operations through December 31, 2009.  We had $11,796,242 in cash at March 31, 2009.  Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of blood collection products we expect to launch in the fourth quarter of 2009, and the commitment for funding made by our Chairman.  In addition, our Series A Stockholders have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights.

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

These arrangements originally provided that we would receive program fees upon delivering an automation plan for the production line for the Vacuette product and the initial production design plan for the Wing product.  The arrangements also provide for up to $8.7 million in capital for equipment, engineering, and tooling necessary to build the production lines.  The balance was to be payable in installments upon the achievement of certain milestones leading to validation of the final production lines. We received initial payments totaling $2.7 million on October 3, 2008 upon delivery and acceptance of the automation plan and the initial design plan by the distributor.

As of the date of this filing, we are negotiating modifications to our agreement to allow the distributor to redesign and build computerized automation lines for our three products at its own plant in Austria.  Although no new contract has been finalized, by agreement of the parties we applied the $2,700,000 payment in October 2008 to the full $1,000,000 program fee for each project pursuant to our prior arrangement and allocated the remaining $700,000 to pay our out-of-pocket costs incurred on behalf of the distributor, which had exceeded $700,000 through March 31, 2009.  Of the total $700,000 allocated to expenses incurred on behalf of our customer, $452,855 was expended for equipment and has been recorded as a prepaid item with an offsetting amount of deferred revenue.  The balance of $235,100 was booked as income in late 2008 and $12,045 was booked as income in 2009.

If we reach a final agreement to transfer responsibility for completing the automation line to the distributor, we would not receive subsequent installments totaling $8.2 million for building the Vacuette and Wing production lines, plus $3.5 million for a second Vacuette® line.  These payments were intended to reimburse us for the cost of equipment, molds and fixtures acquired on behalf of our customer, which we would no longer have to incur.  Instead, we will bill only for any services requested by the distributor and will pass both costs incurred for time, materials and third party payments on to the distributor as incurred at their request.  Certain ongoing product design and enhancements will remain our responsibility and be performed at our expense.

On September 30, 2008, we exercised an option to purchase patents and related rights to anti-blunting syringe technology from a related party. The purchase price is $3,345,000 payable in cash, our assumption of $1,500,000 of technology transfer payment obligations, and the contingent issuance of 690,608 shares of our common stock.  Our obligation to issue the stock portion of the purchase price is contingent upon our collecting $5,000,000 in revenue from the sale of products utilizing the technology, the sale or license of all or part of the product to a third party or a change in control of the Company.

Our current credit agreement with one lender included an original $5,000,000 term loan and a $1,500,000 revolving line of credit.  As of March 31, 2009, the amount payable on the term note was $3,611,111 and the revolving line of credit had been repaid in full.  The term loan bears interest at the prime rate plus 2% and matures on August 1, 2011. We pay monthly principal payments of approximately $138,889 plus interest.  We also have a $1,500,000 term note with a second lender that bears interest at 3.65%, payable monthly, and matures on March 31, 2010. It is secured by an interest bearing $1,500,000 deposit account.

The credit agreement contains various usual and customary terms and conditions of a revolving line of credit and term loan facility, including limitations on the payment of cash dividends and other restricted payments, limitations on the incurrence of additional debt, and prohibitions on a merger or the sale of assets. Prior financial covenants under the term loan and revolver have been replaced with cross-collateral agreements and a pledge of our intangible assets.

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

We continue to add computer systems and related equipment (currently in excess of $147,000) to support our data and communications requirements.  In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $30,000 over the next twelve months.  We have also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of our blood collection product.  We have purchased and are implementing a document control system in compliance with our ISO 13485 Quality System.  We are in the software validation phase of this conversion.

While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon we can complete our production arrangements so we can commence product delivery.  We expect to begin product assembly and delivery in 2009, but the products will not be launched by the distributor until late in the third quarter or the fourth quarter of 2009.  As a result, we expect to record revenue from the products in the fourth quarter of 2009.  We will also continue to develop products from our portfolio.

We believe there is a well defined market for our products, encouraged by the Federal Needlestick Safety and Prevention Act, which requires the use of products similar to those we are developing. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities over the past two years, general interest in the skin activated product, and our existing minimum volume distribution contracts. We will monitor our cash flow carefully and will maintain limited, but necessary, employment levels required to sustain operations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings as of this date.

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2009, we completed a warrant exercise and exchange with VOMF and VCAF in which the two funds exercised a portion of their Series C Warrants for cash totaling $3,000,000 less $240,000 of issuance costs and exchanged the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of newly designated Series C Convertible Preferred Stock.  In the warrant exercise and exchange, we issued 1,571,523 shares of Series C Stock and 12 shares of common stock to the two funds and received $3,000,000 in cash.  Each share of Series C Stock converts into 10 shares of common stock.  The warrant exercise for cash was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, and the exchange portion of the transaction was exempt by virtue of Section 3(9).

In the first quarter of 2009 our transfer agent determined that an additional 13 shares had been issued to round up for fractional shares resulting from a 1-for-4 reverse stock split of DentalServ.com shares in accordance with Nevada law.  At $.001 par value, these shares were recorded at approximately $0.01.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.14	Promissory Note dated March 31, 2009 with Traditional Bank, Inc.

10.15	Employment Agreement with Marc T. Ray, dated April 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2008).

10.16	Form of Lock-up Agreement dated December 27, 2007, between MedPro Safety Products, Inc. and each of its directors and officers.

10.17	Lock-up Agreement dated as of March 13, 2009, by and among MedPro Safety Products, Inc., Warren Rustand and Vision Opportunity Master Fund, Ltd.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

May 20, 2009	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

May 20, 2009	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer and Chief
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.14	Promissory Note dated March 31, 2009 with Traditional Bank, Inc.

10.15	Employment Agreement with Marc T. Ray, dated April 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2008).

10.16	Form of Lock-up Agreement dated December 27, 2007, between MedPro Safety Products, Inc. and each of its directors and officers.

10.17	Lock-up Agreement dated as of March 13, 2009, by and among MedPro Safety Products, Inc., Warren Rustand and Vision Opportunity Master Fund, Ltd.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350.