Form 10-Q/A
period 2008-03-31
MedPro Safety Products, Inc.
filed 2009-05-21
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2008

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________

Commission file number: 000-52077

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

EXPLANATORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 2 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2008.

The Amended Report also includes currently dated certifications of its Chief Executive Officer and Chief Financial Officer pursuant to SEC Rule 13(a)-14(a), and pursuant to Section 906 of the Sarbanes-Oxley Act (Section 1350 of Chapter 63 of Title 18 of the U.S. Code).

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