Form 10-Q/A
period 2008-06-30
MedPro Safety Products, Inc.
filed 2009-05-21
CIK 1364896

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

The Amended Report includes currently dated certifications of its Chief Executive Officer and Chief Financial Officer pursuant to SEC Rule 13(a)-14(a), and pursuant to Section 906 of the Sarbanes-Oxley Act (Section 1350 of Chapter 63 of Title 18 of the U.S. Code).

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