Form 10-K/A
period 2008-12-31
MedPro Safety Products, Inc.
filed 2009-06-22
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 000-52077

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

     As of June 30, 2008, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $30,885,847.

     As of February 28, 2009, 13,320,379 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INTRODUCTORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2008.

The Amended Report includes amended certifications of its Chief Executive Officer and Chief Financial Officer pursuant to SEC Rule 13(a)-14(a), and currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act (Section 1350 of Chapter 63 of Title 18 of the U.S. Code).

The Amended Report also states on the cover page the aggregate market value of the Company’s outstanding common stock held by non-affiliates as of June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on June 22, 2009.

MEDPRO SAFETY PRODUCTS, INC.

/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer,
Chairman of the Board of Directors

/s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code