Form 10-Q/A
period 2008-03-31
MedPro Safety Products, Inc.
filed 2009-06-24
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

EXPLANATORY NOTE

MedPro Safety Products, Inc. (“MedPro” or “the Company”) is filing this Amendment No. 3 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2008.

The Amended Report is being filed to correct certifications of its Chief Executive Officer and Chief Financial Officer pursuant to SEC Rule 13(a)-14(a), and to include currently dated certification pursuant to Section 906 of the Sarbanes-Oxley Act (Section 1350 of Chapter 63 of Title 18 of the U.S. Code).

The restated financial statements and MD&A, filed in Amendment No. 1 to the March 31, 2008 Form 10-Q on April 17, 2009, are also included herein with the amended certifications.

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

June 24, 2009	By: /s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

June 24, 2009	By: /s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer
(Principal Financial and Accounting
Officer)