Form 10-Q
period 2009-06-30
MedPro Safety Products, Inc.
filed 2009-08-14
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.13,267,891 shares of Common Stock were outstanding at July 31, 2009.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

MEDPRO SAFETY PRODUCTS, INC.

Balance Sheets
June 30, 2009 and December 31, 2008

	June 30, 2009
	(Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$9,129,461	$11,636,843
Accounts receivable, net of allowance of $15,837 for 2009	341	-
Inventory	288,784	288,414
Accrued interest income	10,956
Prepaid expenses and other current assets	28,069	9,350
Prepaid investor relations costs	57,769	228,660
Prepaid costs of automation equipment	452,855	452,855

Total current assets	9,968,235	12,616,122

Property and Equipment
Equipment and tooling	923,581	751,725
Leasehold improvements	192,377	114,831
Computers, network and phones	152,505	126,061
Furniture and fixtures	116,943	81,213
Trade show booth	7,341	7,341

	1,392,747	1,081,171

Less: accumulated depreciation	185,080	146,680

Property and equipment, net	1,207,667	934,491

Other Assets
Intangible assets	9,109,547	9,109,547
Deferred financing costs	76,603	97,489

Total other assets	9,186,150	9,207,036

Total assets	$20,362,052	$22,757,649

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Balance Sheets (Continued)
June 30, 2009 and December 31, 2008

	June 30, 2009
	(Unaudited)	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$124,548	$261,325
Accrued interest payable	15,827	34,276
Current portion of long term debt	3,267,883	3,262,660
Deferred revenue	452,855	464,900
Notes payable to and advances from shareholders	-	383,333
Derivative liabilities - fair value of warrants	3,180,234	-
Current portion of technology transfer payments	1,250,000	2,000,000
Total current liabilities	8,291,347	6,406,494
Long-Term Liabilities
Notes payable - long term portion	1,722,781	2,607,435
Long-term portion of technology transfer payments	-	250,000
	1,722,781	2,857,435

Total liabilities	10,014,128	9,263,929

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $910,415 and $610,260, respectively.	66,682	66,682
Series B Preferred
1,493,779 shares issued and outstanding.	14,938	14,938
Series C Preferred
1,571,523 and 0 shares issued and outstanding, respectively.	15,715	-
Common stock
$.001 par value; 90,000,000 shares authorized; 13,320,391 and 13,320,366 shares issued and outstanding, respectively.	13,320	13,320

Additional paid-in capital	61,643,527	43,667,689
Unearned share-based compensation	(21,885)	(21,885)
Accumulated deficit	(51,384,373)	(30,247,024)
Total shareholders’ equity	10,347,924	13,493,720
Total liabilities and shareholders’ equity	$20,362,052	$22,757,649

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
Needlyzer	$-	$-	$-	$1,180
Safe-Mate	-	2,114	-	18,373
Automation Services and Equipment	-	-	12,045	-
Total sales	-	2,114	12,045	19,553

Cost of goods sold and automation	4,610	49,875	12,045	53,226

Gross profit	(4,610)	(47,761)	-	(33,673)
Operating Expenses
Salaries, wages, and payroll taxes (including share-based compensation of $1,829,005 and $0; $3,651,505 and $0, respectively)	2,268,187	274,008	4,509,676	492,392
Qualified profit sharing plan	18,316	-	36,804	-
Advertising and promotion	143,602	-	275,729	-
Product development costs	240,395	21,835	413,657	59,604
Professional and insurance	288,425	204,933	623,170	482,848
General and administrative	92,155	141,774	171,600	289,425
Travel and entertainment	66,581	106,818	168,922	197,152
Depreciation and amortization	31,498	28,205	59,286	54,399
Total operating expenses	3,149,159	777,573	6,258,845	1,575,820
Loss from operations	(3,153,769)	(825,334)	(6,258,845)	(1,609,493)
Other Income (Expenses)
Interest expense	(65,886)	(142,014)	(141,083)	(307,734)
Interest income	15,945	11,854	22,861	43,499
Other Income (Expenses)	-	100	-	53,141
Change in fair value of derivative liabilities	(1,929,325)	-	20,320,832	-
Total other income (expenses)	(1,979,266)	(130,060)	20,202,610	(211,094)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(5,133,035)	$(955,394)	$13,943,765	$(1,820,587)

Net earnings/(loss) per common share
Basic net earnings/(loss) per share	$(0.39)	$(0.07)	$1.05	$(0.14)
Fully diluted net earnings/(loss) per share	$-	$-	$0.33	$-
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,320,386	13,285,072	13,320,386	13,285,072
Weighted average number of shares outstanding - diluted	-	-	42,316,278	-

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009
and the Year Ended December 31, 2008

						Additional
	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency	Total

Balance, December 31, 2007	13,285,072	$3,285	6,668,229	$66,682	$(21,885)	$27,628,366	$(23,707,458)	$3,978,990

Series B convertible preferred shares issued for cash	-	-	1,493,779	14,938	-	13,010,815	-	13,025,753

Options granted to employees and Directors	-	-	-	-	(14,580,000)	14,580,000	-	-

Earned portion of employee and director options	-	-	-	-	2,693,250	-	-	2,693,250

Unearned portion of share based compensation	-	-	-	-	11,886,750	(11,886,750)	-	-

Common shares issued in exchange for services	35,294	35	-	-	-	335,258	-	335,293

Net loss	-	-	-	-	-	-	(6,539,566)	(6,539,566)

Balance, January 1, 2009	13,320,366	13,320	8,162,008	81,620	(21,885)	43,667,689	(30,247,024)	13,493,720

Cumulative effect of change in accounting principle (see Note 10)	-	-	-	-	-	(6,321,081)	(35,081,114)	(41,402,195)

January 1, 2009, as adjusted	13,320,366	13,320	8,162,008	81,620	(21,885)	37,346,608	(65,328,138)	(27,908,475)

Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-	20,661,129

Unearned portion of share based compensation	-	-	-	-	(11,886,750)	11,886,750	-	-

Incentive stock options granted	-	-	-	-	(355,106)	355,106	-	-

Earned portion of employee and director options	-	-	-	-	3,651,505	-	-	3,651,505

Unearned portion of share based compensation	-	-	-	-	8,590,351	(8,590,351)	-	-

Net income through June 30, 2009	-	-	-	-	-	-	13,943,765	13,943,765

Balance June 30, 2009	13,320,391	$13,320	9,733,531	$97,335	$(21,885)	$61,643,527	$(51,384,373)	$10,347,924

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.

Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$13,943,765	$(1,820,587)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	38,400	33,513
Amortization of financing costs	20,886	20,886
Share based compensation	3,651,505	-
Change in fair value of warrants (derivative liabilities)	(20,320,832)	-
Changes in operating assets and liabilities
Accounts receivable	(11,228)	5,132
Inventory	(370)	(4,086)
Other current assets	151,896	(47,921)
Accounts payable and accrued expenses	(136,776)	(1,783,900)
Accrued interest payable	(18,449)	(338,786)
Deferred revenue	(12,045)	-

Net cash flows from operating activities	(2,693,248)	(3,935,749)

Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	-	(12,466)
Purchases of property, equipment	(311,576)	(175,017)

Net cash flows from investing activities	(311,576)	(187,483)

Cash Flows From Financing Activities
Collection of notes receivable	-	2,000,000
Payments on note – technology transfer payments	(1,000,000)	-
Payment of bank fees	-	(150,000)
Proceeds from bank borrowings	1,500,000	-
Repayments on bank borrowings	(2,379,433)	(177,157)
Proceeds from notes payable to and advances from shareholders	208	-
Payments on notes payable to and advances from shareholders	(383,333)	(2,145,352)
Net cash from issuance of preferred shares	2,760,000	-

Net cash flows from financing activities	497,442	(472,509)

Net increase (decrease) in cash	(2,507,382)	(4,595,741)
Cash at the beginning of the period	11,636,843	6,341,132
Cash at the end of the period	$9,129,461	$1,745,391
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$191,186	$796,521
Non-cash Activity:
Non-cash proceeds from issuance of Series C preferred shares - derivative liability exchanged for shares	$17,901,129	$-
See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

No income tax benefit (expense) was recognized for the six months ended June 30, 2009 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $12 million.  Income from the change in derivative liabilities reflected in the period ended June 30, 2009 did not result in taxable income and without such income, the Company would have a loss for the period.

The Company currently has tax return periods open beginning with December 31, 2005 through December 31, 2008.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, basic earnings per share were computed using weighted average shareholdings of 13,320,391 for the three months and 13,320,386 for the six months ended June 30, 2009 and 13,285,072 for the three months and six months and ended June 30, 2008.  There were 25 new common shares issued in 2009.  The basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Weighted average common shares outstanding assuming full dilution were 42,316,278 at June 30, 2009.  Because the Company had a net loss for the six months and the three months ended June 30,2008 and the three months ended June 30, 2009, there is no dilutive effect and both the basic and diluted losses per share are the same.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations”  that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect will depend on the terms of such future transactions.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 became effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) is indexed to an Entities Own Stock ("EITF 07-05").  The cashless exercise provision of the Company's Series A, B and C warrants as well as an exercise price protection feature that expires at December 31, 2009 caused the reclassification of the warrants from equity to a derivative liability based on fair value of the warrants at January 1, 2009.  The cumulative effect of this change in accounting for these warrants was reflected in the opening balance sheet as of January 1, 2009. The derivative liability was adjusted to market at March 24, 2009 for warrants exchanged for Series C preferred stock by two Series A preferred stockholders and at June 30, 2009 for the remaining Series A and B warrants then outstanding (See Note 10).

As of June 30, 2009, the derivative liability for the remaining warrants was adjusted to market value.  The impact of this adjustment was reflected in the Statement of Operations for the three and six months ended June 30, 2009 and the Balance Sheet as of June 30, 2009.  The impact was a charge to earnings of $(1,929,325) in the three months ended June 30, 2009 and to income of $20,320,832 for the six months ended June 30, 2009.

FASB Staff Position (FSP) “SFAS 142-3, Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity shall consider its own historical experience in renewing or extending similar arrangements.  Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Adoption of this FSP had no material impact on our results of operations or financial position.

FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively.  This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method.  A share based compensation award is considered a participating security if it receives non-forfeitable dividends.   A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company.  This guidance was adopted in the first quarter and has been applied to all periods shown.  See Note 7 for further discussion.

The FASB finalized four FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an company’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are:

•
FSP “SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•
FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157,  “Fair Value Measurements.”

•
FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company evaluated subsequent events for recognition or disclosure through August 13, 2009, which is the date the financial statements were issued.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140." This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

In June 2009, the FASB issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162." This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

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

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices.  Intangible assets are amortized using the straight line method over the estimated period that they are expected to contribute to future cash flows.  We evaluate the recoverability of intangible assets periodically and take into account in-service date, timing of revenue generation, expected future revenue, and other events or circumstances that warrant revising estimated useful lives or indicate that impairment exists. To date, none of the existing patents have been commercially exploited.  The Company expects to begin delivering product in the second half of 2009.  Marketing may be delayed until late 2009 due to product ageing studies, sterilization tests and other verification and validation testing requirements.  These various patents include two Vacu-Mate models with a cost of $2,525,425 and the Key-Lok™ patent at $489,122.

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

The following schedule shows the Company’s payment obligations to Visual Connections as of June 30, 2009 with respect to both the SGPF and winged blood collection technologies:

Quarter	SGPF	Wing	Payable at 6/30/09

2009

Third	250,000	250,000	500,000
Fourth	250,000	250,000	500,000
2010
First	250,000	—	250,000

Total	$750,000	$500,000	$1,250,000

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year.

Estimated future amortization of these intangibles for future twelve month periods ended on June 30 is as follows:

12 Months Ending June 30	Amount

2010	$599,065
2011	$1,832,284
2012	$1,821,909
2013	$1,821,909
After 6/30/13	$3,110,982

NOTE 7 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities they control. They were comprised of the following:

	June 30, 2009	December 31, 2008

Short term advances with no stated terms settled in the ordinary course of business	$177	$1,656

Demand and promissory notes with varying interest rates, conversion features and accrued compensation		468,445

Less amounts reflected in accounts payable	(177)	(86,768)
	$-	$383,333

Short term advances at December 31, 2008 were owed to various related parties including a company controlled by our Chairman for unsettled advances and services.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity.  The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning March 6, 2008, the date of execution.  The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement.  The agreement also contains certain fees for future capital transactions. The Company paid SC Capital $240,000 as compensation when warrant holders exercised Series C warrants for cash in March 2009. Warren Rustand, a Director of the Company, is a principal of SC Capital Partners, LLC.

Total accounts payable to officers and employees of the Company, including accrued management fees of $133,333 in 2008, totaled $470,101 at December 31, 2008 and $177 at June 30, 2009.  These amounts do not include the contingent issuance of shares to SGPF, LLC, a company owned by MedPro’s Chairman and CEO, and the assumption of future technology transfer payments in connection with our purchase of the SGPF technology in September 2008, which is discussed in Note 6.  There were no other amounts payable to employees or related parties.

NOTE 9 – LONG-TERM DEBT

Long-term debt at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
Term loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing August 1, 2011, collateralized by an assignment of intellectual properties	$3,194,444	$4,027,777

Revolving line of credit, interest at prime plus 2%, payable monthly beginning in April 2007, due April 1, 2009	—	1,498,475

Term loan, interest at 3.65% payable monthly, maturing March 31, 2010, secured by $1,500,000 interest bearing deposit account.	1,500,000	—

Draw loan, interest payable at 7.5%, monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by its Chairman, CFO and two other shareholders	296,220	343,843

	4,990,664	5,870,095

Less: current portion	3,267,883	3,262,660

Long-term portion	$1,722,781	$2,607,435

The revolving line of credit, as amended in November 2008, permits the Company to draw up to $1,500,000.  The credit agreement was also amended in 2008 to remove financial covenants and include cross-collateral agreements and a pledge of intangible assets.  The revolving line of credit facility was paid in full on June 30, 2009 through a new one year term note with Traditional Bank, Inc.

The following table summarizes the maturities of long-term debt:

12 month periods ended June 30
2010	$3,267,883
2011	1,636,852
2012	85,929

Total	$4,990,664

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

At June 30, 2009, the Company’s issued and outstanding shares consisted of 13,320,391 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 1,559,340 shares of common were outstanding at June 30, 2009.

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

The Series A Stock has 5% cumulative dividends, based on the termination value of the preferred at the issue date, payable in the event of liquidation, dissolution and certain other events.  The Preferred Stock is also convertible, at the option of the holder, at any time into an equal number of shares of the common stock of the Company, subject to adjustment.  As of June 30, 2009, if the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend of $910,415.  This amount has not been recorded in the financial statements.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is indexed to an Entities Own Stock, ("EITF 07-05").  The cashless exercise provision of the Company's Series A, B and C warrants, as well as an exercise price protection feature that expires at December 31, 2009, required the reclassification of the warrants pursuant to EITF 07-05 from equity to a liability based on fair value of the warrants at January 1, 2009.  The warrants provide that the exercise price adjusts if the Company issues common stock at a lower price.  The warrants also authorize cashless exercise by the holder until such time as a registration statement for the shares underlying the warrants becomes effective.  The Company reduced Additional Paid in Capital by $6,321,081, increased Accumulated Deficiency by $35,081,115 and recorded a liability of $41,402,196 as of January 1, 2009 to reflect the cumulative effect of EITF 07-05.  The amount recorded was determined by reference to the fair value of the warrants at January 1, 2009 under SFAS 157, as described below.

In March 2009, two Series A preferred stockholders exchanged all of their Series A, B and C warrants, exercisable for a total of 18,285,692 common shares, for $3,000,000 of cash and a total of 1,571,523 shares of new Series C preferred stock.  Each Series C preferred share converts into 10 common shares, a ratio equivalent to $2.18 per common share.  The Company issued 137,614 shares of Series C preferred stock upon the exercise of a portion of the Series C warrants for the cash, plus an additional 1,433,909 shares of Series C preferred stock in exchange for all of the remaining Series A, B and C warrants held by the two stockholders.  A small number of common shares were issued in lieu of fractional shares of Series C preferred.  The liability for the warrants exchanged in March 2009 was recomputed under SFAS 157 using the Black-Scholes method with updated inputs.  The difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009 immediately before the exchange.  The valuation difference on these warrants was $21,237,919.  The Series C preferred shares were recorded at $17,901,129, the liability based on fair value at March 24, 2009 for the warrants exchanged, plus the $3,000,000 cash paid, or $20,901,129 before issuance costs of $240,000.

A total of 1,025,882 Series A and B warrants remained outstanding at June 30, 2009.  These warrants were originally recorded as a $2,263,147 liability at January 1, 2009.  Based on the market price of the common stock at March 31, 2009, the warrant liability decreased to $1,250,909, resulting in income for the first quarter of $1,012,238 for these warrants.

The amount recorded for EITF 07-05 as of January 1, 2009, was adjusted to market at March 24, 2009 for the warrants exchanged for Series C preferred shares and at June 30, 2009 for the remaining Series A and B warrants held by the Company's Series A preferred stockholders.  Total income recognized based on market value differences in the derivative liability of the warrants for the first quarter was $22,250,157.  The derivative liability at June 30, 2009 was $3,180,234.  Loss for the second quarter based on the change in fair value of the derivative liability was $1,929,325.  The income from derivative liabilities adjusted to fair value was a net of $20,320,832 for the six months ended June 30, 2009.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

We concluded there was insufficient trading frequency and volume in MedPro’s shares to use level 1 inputs to value our warrants in a Black-Scholes calculation under SFAS 157 as of January 1, 2009.  In particular, we noted that nearly 99% of our outstanding common shares were restricted securities under Rule 144 that could not be traded in public markets through January 4, 2009, and our stock continued to trade sporadically thereafter.  According, we used the following level 2 inputs and level 3 inputs for purposes of our EITF 07-05 and SFAS 157 analysis:

•
MedPro share prices ranging from $7.88 at January 1, 2009 to $5.00 at March 24, 2009.  The January price was based on a trailing 20-day average from the first trade in 2009 due to an extremely thin market and price volatility.  These values were then discounted by 50% to more closely approximate the only observable input for the warrant values — the exercise of the Series C warrants for $2.18 per common share equivalent in March 2009.

•
The time it would take for the market to absorb the influx of over 19,000,000 common shares underlying the warrants, based on the average daily trading volume of fewer than 700 shares during the first quarter of 2009.

•
Transfer restrictions on the Series C preferred stock issued in exchange for warrants in March 2009, as well as the 14,339,090 underlying shares of common stock, which cannot be transferred for one year, and are subject to additional “leak-out” restrictions during the subsequent twelve months.

•	Share price volatility rates of 50% in January 2009 and 55% in March 2009 for comparable companies.

•	A discount rate based on comparable term U.S. Treasury rates of 0.76% and 0.81%, respectively for January and March 2009.

•	Average share prices using volatility inputs from similar companies, and taking into account common shares underlying the warrants based on then current trading volumes.

The factors used to value the remaining derivative liability associated with the remaining A and B warrants as of June 30, 2009 included the Company’s own volatility calculated based on month end observations for the first six months of 2009 of approximately 55%.  The Company’s share price at June 30, 2009 was $5.00.  The risk free return rate for the remaining life of the derivatives was based on U S Treasury rates of 1.11% for the 1.75 years of estimated remaining life of the warrants.  The A warrant was valued at $3.19 and the B warrant was valued at $3.01.

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  The Company had not repurchased any of its shares as of June 30, 2009.

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

Total lease expense was $41,850 and $41,375 for the six months ended June 30, 2009 and 2008, respectively.  Future minimum annual lease payments at June 30, 2009, were as follows:

12 month period ended June 30
2010	$83,700
2011	83,700
2012	83,700
2013	13,950

Total	$265,050

NOTE 12 – STOCK OPTIONS AND STOCK PURCHASE WARRANTS

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

The Company also issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services in connection with the sale of the Series A Stock and related warrants in December 2007.  The terms of the Series AA warrants are comparable to the terms of the Series A warrants and expire on December 28, 2012.  None of the Series AA warrants have been exercised as of June 30, 2009.  The Company has valued the warrants at $211,928 utilizing the Black-Scholes method.

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

Employee Stock Options

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

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of 3,000,000 employee and director stock options.  We valued the options according to the Black-Scholes model.  On the option grant date, MedPro’s common shares traded at $9.00 per share, which was also the median trading price for the 30 day period ending on the grant date.  However, we concluded that there was insufficient trading frequency and volume in MedPro’s shares to use the grant date trading price of the shares.  MedPro has 13,285,000 million shares outstanding, but in August 2008 only 134,000 were not restricted under SEC Rule 144 and freely tradable. An average of 1,481 shares traded each day during the 30 days ending on the option grant date, with a median of 200 shares. This period included seven trading days where no transactions occurred.

The $9.00 price per share was discounted by 16% to reflect a lack of liquidity arising chiefly because the options can be exercised only during a 30 day period during January 2013.  The 16% discount represents the estimated cost under the Black-Scholes model of a put option that would protect an investor from the decline in value of an appreciated security until restrictions on sale expire. Other assumptions used in the valuation included an expected option term of 2.48 years, volatility of 60% based on trading data of comparable public companies, and an equivalent bond yield of 2.5%.

The value of the options was further discounted to reflect the dilutive effect of the exercise of 3,000,000 options in a thin trading market. SFAS 123(R) provides that no adjustment for potential dilution is usually needed if the market for the underlying stock is reasonably efficient, because the potential dilutive effect of option exercises will be reflected in the market price.  However, an adjustment was warranted for the MedPro options because an efficient trading market for the underlying shares did not exist when only 1% of the shares then outstanding was publicly traded float.  The additional discount was determined through an iterative process based on the number of shares outstanding, the number of options, the value of the underlying shares and the value of the options.

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $2,693,250 of compensation expense for the period from August 18 through December 31, 2008. The balance of the unearned compensation was $11,886,750 at December 31, 2008.  The Company recorded $3,645,000 of compensation expense for these options in the six months ended June 30, 2009, leaving $8,241,750 of unearned compensation remaining at June 30, 2009.

On May 27, 2009, the Company awarded incentive stock options to purchase 185,714 common shares to its employees.  The exercise price of the options is $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman is $4.24 (110% of the market price) because he is a greater than 10% shareholder.  The options are exercisable immediately and have a ten year term, except for the Chairman’s options, which are limited to a five-year term.  The Company recorded $6,505 of compensation expense for the May 27, 2009 awards as of June 30, 2009.  Unearned compensation was $348,601 as of June 30, 2009.

The value of the Incentive Stock Options granted May 27, 2009 was computed under the Black-Scholes method in three groups.  The groups were comprised of the 25,974 options granted to the Company’s chairman for a five year term at an exercise price of $4.24 per common share; the 51,948 options granted to the remaining officers for a ten year term at an exercise price of $3.85 per common share; and the remaining options granted to other employees at $3.85 per common share for a ten year term.  The Company’s volatility based on month end closing prices for the six months of 2009 was 55%.  The estimated lives of the options were 2.5, 5 and 6 years for the respective groups.  The Company estimated the life of the options based on half of the exercise period plus one year for the employees in Group 3, and one-half of the exercise periods for the officers.  The officers are subject to limitations on sale under SEC rules and contractual lock up terms.  They have holding periods that would require an earlier exercise to satisfy holding period requirements.

Under SFAS 123(R), the requisite service period is usually the vesting period.  The options issued on August 18, 2008 and May 27, 2009 were fully vested on the grant date because they can be exercised upon termination of employment or termination of service on the board of directors (as the case may be) for the August 18, 2008 options and immediately for the May 27, 2009 options.  However, if employment was terminated immediately, the recipient would remain subject to a non-competition covenant in the award agreement during the 24 months following termination, which is an implicit service period other than the vesting period.  The options issued May 27, 2009 are be amortized to expense over there expected life by group (2.5, 5 and 6 years, respectively).

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

The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30, 2009		Twelve Months Ended December 31, 2008
	Shares	Average weighted exercise price	Shares	Average weighted exercise price

Outstanding , beginning	3,000,000	$1.81	0	n/a
Granted	185,174	$3.90	3,000,000	$1.81
Exercised	0	n/a	0	n/a
Expired/cancelled	0	n/a	0	n/a
Outstanding, ending	3,185,174	$1.93	3,000,000	$1.81

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options exercisable

$1.93	3,185,174	3.6	185,174

NOTE 13 – DISTRIBUTION AGREEMENTS

On July 15, 2008, the Company entered into two Medical Supply Manufacturing Agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil as well as a worldwide distribution network.  The two agreements grant Greiner the right to manufacture, market and distribute MedPro’s Vacuette tube-activated and skin-activated blood collection systems and its winged blood collection set.  Each agreement extends for six years from the commencement of initial commercial manufacturing of the applicable product.

The July 2008 agreements required the Company to perform multiple revenue generating activities, which are independent and distinct phases of the project.

•
First, the Company provided services, preparing and delivering the production line design for the Vacuette devices and the initial design and pre-production plan for the Wing product.  The design plans include the design and specifications of the medical devices the lines would actually produce, thereby allowing a different contractor to use the plans to construct the production line.  The arrangements contemplated the design plans would be delivered by October 1, 2008, and the Company would earn a $1 million fee for design services when the distributor accepted each of the plans.

•
Second, the Company was to construct the production lines.  Payment was based on the estimated cost to manufacture the components and assemble the production line, plus a potential margin.  Installments were to become payable upon achievement of agreed-upon milestones.

•	Third, the Company granted an exclusive license to the distributor to manufacture and sell the product, for which the Company would receive a royalty per unit sold.

The July 2008 agreement for our tube-activated blood collection system and our skin activated blood collection device superseded and replaced a prior distribution agreement solely for the tube-activated blood collection system.  The July 2008 agreement provided that the Company would design, construct, complete and successfully test an initial automated production line (“IPL”) for delivery at a mutually acceptable date not earlier than March 31, 2009.  Payment was to be made in three installments, beginning October 1, 2008 with the final payment due March 31, 2009.  MedPro also agreed to build a secondary automated production line approximately 24 months after completion of the IPL, depending on the distributor’s volume requirements, with the date for completion and delivery to be determined by the parties.  Payment for the second product line would be made in three installments, the first of which would be due upon initiation of the design review by the distributor.

The July 2008 agreement provides for production of a designated minimum number of units each year during the first five years of the agreement.  The distributor is obligated to pay the Company a production royalty per unit, totaling $33 million over this period. The distributor has the right to continue to manufacture the products and pay the production royalty in year six.

The July 2008 agreement for our winged blood collection set provided that the Company would produce an initial design plan for the product for review and the distributor’s approval by October 1, 2008.  Payment of the fee for design services was due upon delivery and acceptance of the initial design plan, at which time the Company was to initiate the construction of the production line.  Payment for the construction phase was to be made in three equal installments upon the achievement of certain milestones leading to validation of the final production line.The July 2008 agreement for the winged blood collection set also provides for production of a designated minimum number of units each year during the first five years of the agreement.  The distributor is obligated to pay the Company a production royalty per unit, totaling $10.8 million over this period.  The distributor has the right to continue to manufacture the products and pay the production royalty in year six.

In September 2008, the Company delivered the Vacuette automation plan and the initial Wing design plan and invoiced the distributor $2,700,000.  The Company recorded $1,000,000 of revenue for the service fee for the Wing design plan, $333,333 of revenue representing one-third of the fee for the Vacuette design plan, $158,000 of revenue based on construction costs incurred through September 30, 2008, and the $1,209,000 balance as deferred revenue representing an advance toward future construction costs.

In November 2008, the distributor informed the Company that it had decided to change the production lines to incorporate greater computerization and would modify the design plans and construct the production lines itself.  As the parties discussed how to formally modify their July 2008 agreements, they reached a final agreement in December 2008 that the Company (a) would retain the $2,700,000 paid under the initial agreements, (b) had fulfilled its obligations during the design phase of both contracts, and (c) would apply the $700,000 balance against its construction costs incurred on behalf of the distributor.  Reflecting this agreement, in its year-end financial statements, the Company reclassified $666,667 of the deferred revenue as the unpaid balance of its fee for design services, and recognized an additional $530,000 of revenue in the fourth quarter based on further construction costs. The parties are negotiating the final ownership and ultimate disposition of assets the Company acquired on behalf of the distributor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the six months ended June 30, 2009 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. We believe that the Federal Needlestick Safety and Prevention Act, which requires the use of passive prevention devices, has fostered substantial market demand for products similar to those we are developing.

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

Our financial results and operations in future periods will depend upon our ability to enter into and fulfill distribution agreements for our products currently under development so that we can generate sustained revenues from our portfolio of products and technologies.  Our operations are currently funded principally from the proceeds from the sales of securities described below and borrowing from commercial lenders and related parties.

While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon we can complete our production arrangements so we can commence product delivery.  We expect to begin product assembly and delivery in 2009, but the products will not be launched by the distributor until the fourth quarter  of 2009.  As a result, we expect to record revenue from the sale of products in the fourth quarter of 2009.

On December 28, 2007, we completed a reverse takeover merger with Dentalserv.com (DSRV), a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act.  The reverse takeover merger was a condition to a $13 million investment by four institutional investors. On that date, the following transactions occurred concurrently:

•	The 5,625,550 shares of DSRV common stock then outstanding were combined into approximately 1,406,400 common shares in a 1-for-4 reverse stock split.

•
Our predecessor, MedPro, Inc., merged into DSRV. The combined company issued 11,284,754 of its common shares to former shareholders of our predecessor corporation in the merger and 593,931 common shares as a financial advisory fee. The combined company, a Nevada corporation, changed its name from “Dentalserv.com” to “MedPro Safety Products, Inc.”

•
Four funds invested $13 million and received newly issued shares of Series A Convertible Preferred Stock and warrants to purchase our common stock. We received approximately $11.6 million in proceeds from the sale of these securities, net of offering fees and expenses.

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

In August 2008, we amended the then outstanding Series J warrants to give Vision Opportunity Master Fund, Ltd. (“VOMF”), our largest preferred stockholder and the sole holder of J warrants, the right to purchase 1,493,779 shares of newly designated Series B Stock at a purchase price of $8.72.  Each share of Series B Stock converts into 4 shares of common stock.  The original Series J warrants had given VOMF the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18 no later than December 31, 2008.  VOMF and Vision Capital Advantage Fund (“VCAF”), an affiliate to whom VOMF transferred a portion of its holdings in September 2008, exercised the J warrants in full in September and October 2008, and we received $13,025,000 in cash for our issuance of 1,493,779 shares of Series B Stock.

In March 2009, we completed transactions in which VOMF and VCAF exercised a portion of their Series C Warrants for cash and also exchanged the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of newly designated Series C Stock.  Each share of Series C Stock converts into 10 shares of common stock.  The two funds acquired 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange.  The exchange of warrants for Series C Stock was the equivalent of a cashless exercise of the warrants at an assumed market value of $13.00 per common share.  The warrant exercise and exchange reduced the total common shares issuable to the two Vision Funds by 2,570,462 common shares, and we received cash proceeds of $2,760,000 ($3,000,000 less $240,000 in fees to SC Capital).

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

Valuation of Intangible Assets

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents.  We amortize our intangible assets over their estimated useful lives, which is the period over which we expect the asset to contribute to our cash flows.  Because products that incorporate our Vacu-Mate, Key-Lok, Syringe Guard and Winged Safety set proprietary technologies are currently not in production for distribution, we have not begun to amortize these patents. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  As of June 30, 2009, future expected revenue for our patented technologies is expected to exceed carrying value of these properties by a substantial amount, and therefore no impairment has been recorded.   Additionally, since revenue recorded to date on our Vacuette and winged technologies have not been related to manufacture of saleable units for human use, no amortization has been recorded.

Valuation of Warrants as Derivative Liabilities

We originally recorded warrants issued in connection with the sale of our Series A preferred stock as equity, and the value of the warrants was reflected in Additional Paid in Capital based on a Black-Scholes formula calculation.  Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, EITF 07-05 requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  See Note 10 for a full discussion of our outstanding warrants and the recording of derivative liabilities during 2009.  If any of the assumptions used to value our warrants change significantly, it could result in material changes to our assets, liabilities, shareholders’ equity and results of operations from quarter to quarter.

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

Share-based Employee Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment (Revised 2004).”  As required by SFAS 123R, share-based compensation expense is estimated for equity awards at fair value at the grant date.  We determine the fair value of equity awards using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and expected term of the award.  If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  See Note 12 to the June 30, 2009 Financial Statements for further discussion of share-based employee compensation.

Results of Operations for the Six months ended June 30, 2009 and 2008

MedPro recorded net income of $13,943,765 for the six months ended June 30, 2009, as compared to a loss of $(1,820,587) for the six months ended June 30, 2008.  Losses from operations were $(6,258,845) for the first two quarters of 2009 and $(1,609,493) for the same period in 2008.  The net losses for these periods included net other income of $20,202,610 for 2009 and net other expense of $(211,094) for 2008.  Net other income / (expense) included interest expense of $(141,083) and $(307,734) for the 2009 and 2008 periods, respectively.  As a result of the implementation of EITF 07-05 as of January 1, 2009, other income for the first six months of 2009 included $20,320,832 for the change in fair value of derivative liabilities associated with our stock purchase warrants.  We recorded other income at March 31, 2009 to reflect the following events during the first quarter of 2009: (i) the exchange of warrants to purchase 18,285,692 shares of common stock and $3,000,000 in cash for preferred stock, and (ii) a decrease in the market price of our common stock.  In the second quarter we recorded other expense of $(1,929,325) to reflect the increase in the valuation of the derivative liability from $1,250,909 at March 31, 2009 to $3,180,234 as of June 30, 2009.

The most substantial differences in the losses from operations between 2009 and 2008 were increases in payroll costs (including share-based compensation), product development costs, advertising and promotion costs, professional and insurance costs, qualified profit sharing costs and travel expenses.  Other income/(expense) reflected a $20,320,832 increase in income from the net decline in the derivative liability from January 1, 2009 to June 30, 2009.  Other expenses, net, declined $92,872 from 2008 to 2009.  Interest expense declined $166,651 and other income declined $73,779.

Professional and insurance costs increased $140,322 over the same period in 2008 primarily from patent work, FDA and SEC compliance, and appropriate insurance coverage.  Compensation expense increased to $4,509,676 for the six months ended June 30, 2009 compared to $492,392 for the 2008 period.  Payroll was higher in 2009 than in 2008 due to the addition of four new full time employees in late 2008 and one new employee in the first quarter of 2009.  Most of the increase came from the $3,645,000 of compensation expense recognized during the first half of 2009 from share-based options granted in August 2008.  Share-based compensation recorded for options granted on May 27, 2009 added $6,505 to this total for a combined share-based compensation amount of $3,651,505.

Travel expenses decreased slightly ($28,230) in 2009, reflecting increased focus on manufacturing and product-focused activities and less travel to meet with customers and suppliers.  Our suppliers are predominantly within 125 miles of our offices, reducing air travel.  Product development costs were $354,053 higher in 2009 than 2008.  Advertising and promotion costs were $275,729 for the first half of 2009 due to the engagement of an investor relations firm in June of 2008.  Finally, our profit sharing plan established in September 2008 resulted in costs of $36,804 in 2009 versus no such costs for the same period in 2008.

We recorded no product sales in the first half of 2009 compared to sales of $19,553 for the six months ended June 30, 2008.  The decline in sales was principally due to our decision to discontinue sales of the Safe-Mate device in April 2008 and no 2009 sales of the Needlyzer device, as we focused exclusively on developing our passive needlestick prevention products.

Other revenue recorded in the first six months of 2009 included $12,045 of revenue from recognition of income from customer advances for specific product enhancement requests.

Total operating expenses were $6,258,845 during the first six months of 2009 compared to $1,575,820 for the same period in 2008.  The $4,683,025 increase during 2009 reflected the activity in product development, higher salary expense, and higher professional fees in connection with the new products, and SEC compliance costs.  Other income and expenses in both periods included interest income of $22,861 and $43,499 for 2009 and 2008, respectively.  Net other income/(expense) were $20,202,610 and $(211,094) in 2009 and 2008, respectively.  Interest expense declined from $307,734 in the first six months of 2008 to $141,083 for the first two quarters of 2009.  This was primarily due to paying off shareholder notes and bank debt during 2008 and early 2009.

Liquidity and Capital Resources

Total assets were $20,362,052 as of June 30, 2009 and $22,757,649 as of December 31, 2008. The $2,395,597 decrease in total assets reflects the impact of the second quarter operating loss of $(5,133,035) on the balance sheet.  The Company added $107,161 of fixed assets in the second quarter of 2009.  Total fixed asset additions in 2009 totaled $311,576.  Decreases in current assets of $2,647,887 reflect the consumption of cash funding losses and supporting debt service.  Depreciation and amortization totaled $59,286 in the first half of 2009.  The remaining differences in total assets consist primarily of cash used to pay debt.

In March 2009, preferred shareholders exchanged warrants and cash for Series C Preferred Stock.  We received cash proceeds of $3,000,000, less $240,000 of issuance costs, which increased our assets, equity and available cash.  Some of the cash was used to fund operating losses in the first six months of 2009.

Total liabilities of $10,014,128 as of June 30, 2009 were $750,199 greater than the $9,263,929 as of December 31, 2008.  MedPro paid off or settled various accounts payable, accrued interest and shareholder debt during 2009.  Current liabilities have increased by $1,884,853 since the end of 2008.  Overall bank debt has declined by $879,431 during the six months ended June 30, 2009.  Technology transfer payment obligations were reduced by $1,000,000, and $469,924 of net shareholder payables were paid off in 2009.  Accounts payable were $136,777 lower at June 30, 2009 than at December 31, 2008.  Other debts and deferred revenue declined by $30,494 in the first half of 2009.

We recorded derivative liabilities as of January 1, 2009 pursuant to EITF 07-05.  Our opening liabilities increased by $41,402,195 based on the fair value of our warrants with cashless exercise and certain price protection features.  Due to the decline in the trading price of our stock during the first quarter, we recorded gain of $22,250,157 to reflect the decreased value of the derivative liabilities.  Of the remaining $19,152,038 of derivative liability, $17,901,129 was credited to Additional Paid in Capital when we issued preferred stock in exchange for warrants and cash.  The derivative liability totaled $1,250,909 at March 31, 2009, representing 1,025,882 Series A and B warrants that remained outstanding.  The derivative liability was increased by $1,929,325 in the second quarter of 2009 to $3,180,234, reflecting a change in valuation of the warrants based on the market value of our stock that has been recorded as other expense on the statement of operations.  The entire derivative liability will be recorded as income when the registration of the shares underlying the warrants becomes effective and the cashless exercise feature of the warrants expires.

The additions to fixed assets during the first six months of 2009 totaled $311,576 and included $77,546 of office leasehold improvements, $171,856 of new equipment, $26,444 of new office equipment and $35,730 of new furniture.

The $11,593,000 in net proceeds from our private placement of the Series A Stock and warrants in December 2007 and the $15,785,000 of net cash proceeds from stock purchase warrant exercises during 2008 and 2009 provided working capital and will continue to be the principal source of funding for our operations through December 31, 2009.  We had $9,129,461 in cash at June 30, 2009.  Other sources of funds include revenues from the sale of our medical safety products, including anticipated revenues from the sale of blood collection products we expect to launch in the fourth quarter of 2009, and the commitment for funding made by our Chairman.  In addition, our Series A Stockholders have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights.

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

As of the date of this filing, we are negotiating modifications to our agreement to allow the distributor to redesign and build computerized automation lines for our three products at its own plant in Austria.  Although no new contract has been finalized, by agreement of the parties we applied the $2,700,000 payment in October 2008 to the full $1,000,000 program fee for each project pursuant to our prior arrangement and allocated the remaining $700,000 to pay our out-of-pocket costs incurred on behalf of the distributor, which had exceeded $700,000 through June 30, 2009.  Of the total $700,000 allocated to expenses incurred on behalf of our customer, $452,855 was expended for equipment and has been recorded as a prepaid item with an offsetting amount of deferred revenue.  The balance of $235,100 was booked as income in late 2008 and $12,045 was booked as income in the first quarter of 2009.

We expect the definitive agreement to transfer responsibility for completing the automation line to the distributor will not provide for further payments to us for building production lines.  These payments were intended to reimburse us for the cost of equipment, molds and fixtures acquired on behalf of our customer, which we would no longer have to incur.  Instead, we will bill only for any services requested by the distributor and will pass both costs incurred for time, materials and third party payments on to the distributor as incurred at their request.  Certain ongoing product design and enhancements will remain our responsibility as the owner of the technology and be performed at our expense.

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

Our current credit agreement with one lender included a $5,000,000 term loan and a $1,500,000 revolving line of credit.  As of June 30, 2009, the amount payable on the term note was $3,194,444 and the revolving line of credit had been repaid in full.  The term loan bears interest at the prime rate plus 2% and matures on August 1, 2011. We pay monthly principal payments of approximately $138,889 plus interest.  We also have a $1,500,000 term note with a second lender that bears interest at 3.65%, payable monthly, and matures on March 31, 2010. It is secured by an interest bearing $1,500,000 deposit account.

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

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other projects as may be determined by the Board of Directors for the six nine months will not require any additional funding in addition to our cash on hand and the payments due us under our distribution agreements. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

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

We will monitor our cash flow carefully and will maintain limited, but necessary, employment levels required to sustain operations and advance product development.  During the next several months, we expect to add additional administrative support personnel and infrastructure as necessary to support the planned expansion of our operations.  We will need to add personnel and substantially increase the related administrative expenses to continue product development, increase sales and marketing activities, support our ISO 13485 Quality Certification and comply with periodic reporting and internal control requirements.

We continue to add computer systems and related equipment (currently in excess of $152,500) to support our data and communications requirements.  In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $30,000 over the next twelve months.  We have also purchased product inspection equipment for approximately $100,000 in connection with the expected launch of our blood collection product.  We have purchased and are implementing a document control system in compliance with our ISO 13485 Quality System.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, there were no unregistered sales of equity securities by the Company, nor did Company or any affiliated purchaser acting on behalf of the Company repurchase any of the Company’s equity securities.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

On June 25, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to one million shares of the Company’s common stock.

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.18	Employment Agreement with W. Craig Turner, dated July 17, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

August 13, 2009	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

August 13, 2009	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer and Chief
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.18	Employment Agreement with W. Craig Turner, dated July 17, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350.