Form 10-Q
period 2009-09-30
MedPro Safety Products, Inc.
filed 2009-11-12
CIK 1364896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 13,267,391 shares of Common Stock were outstanding at October 31, 2009.

INDEX

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

2

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009
	(Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$6,738,686	$11,636,843

Accounts receivable, net of allowance of $15,837	-	-

Inventory	292,859	288,414

Accrued interest income	20,499	-

Prepaid expenses and other current assets	21,746	9,350

Prepaid investor relations costs	1,634	228,660

Prepaid costs of automation equipment	452,855	452,855

Total current assets	7,528,279	12,616,122

Property and Equipment

Equipment and tooling	989,365	751,725

Leasehold improvements	192,377	114,831

Computers, network and phones	188,191	126,061

Furniture and fixtures	117,797	81,213

Trade show booth	7,341	7,341

	1,495,071	1,081,171

Less: accumulated depreciation	215,020	146,680

Property and equipment, net	1,280,051	934,491

Other Assets

Intangible assets	9,109,547	9,109,547

Deferred financing costs	66,160	97,489

Total other assets	9,175,707	9,207,036

Total assets	$17,984,037	$22,757,649

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Balance Sheets (Continued)
September 30, 2009 and December 31, 2008

	September 30, 2009
	(Unaudited)	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$270,221	$261,325
Accrued interest payable	12,153	34,276
Current portion of long term debt	3,269,773	3,262,660
Deferred revenue	452,855	464,900
Notes payable to and advances from shareholders	-	383,333
Current portion of technology transfer payments - Visual Connections, Inc.	750,000	2,000,000
Total current liabilities	4,755,002	6,406,494
Long-Term Liabilities
Notes payable - long term portion	1,279,870	2,607,435
Long-term portion of technology transfer payments - Visual Connections, Inc.	-	250,000
	1,279,870	2,857,435
Total liabilities	6,034,872	9,263,929

Shareholders’ Equity

Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $1,062,979 and $610,260, respectively.	66,682	66,682
Series B Preferred 1,493,779 and 1,493,779 shares issued and outstanding, respectively.	14,938	14,938
Series C Preferred 1,571,523 and 0 shares issued and outstanding, respectively.	15,715	-
Common stock $.001 par value; 90,000,000 shares authorized; 13,267,391 and 13,320,391 shares issued and outstanding, respectively.	13,267	13,320
Additional paid-in capital	65,538,453	43,667,689
Unearned share-based compensation	(167,600)	(21,885)
Treasury stock (53,000 common shares)	(200,476)
Accumulated deficit	(53,331,814)	(30,247,024)
Total shareholders’ equity	11,949,165	13,493,720

Total liabilities and shareholders’ equity	$17,984,037	$22,757,649

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
Needlyzer	$-	$-	$-	$1,180
Safe-Mate	-	-	-	17,855
Automation Services and Equipment	-	1,333,333	12,045	1,333,333
Total sales	-	1,333,333	12,045	1,352,368

Cost of goods sold and automation	691	518	6,013	6,959

Gross profit	(691)	1,332,815	6,032	1,345,409

Operating Expenses
Salaries, wages, and payroll taxes	2,316,296	1,140,848	6,823,684	1,678,115
Qualified profit sharing plan	17,317	-	54,122	-
Advertising and promotion	80,082	-	355,811	-
Product development costs	197,893	53,074	618,273	120,737
Professional and insurance	346,425	918,032	969,595	1,424,585
General and administrative	86,409	187,350	260,296	449,338
Travel and entertainment	101,310	60,909	270,233	258,061
Inventory write down	-	164,410	-	161,477
Other and loss on disposal of assets	-	397,694	-	409,706
Depreciation and amortization	40,383	32,173	99,668	86,572

Total operating expenses	3,186,115	2,954,490	9,451,682	4,588,591

Loss from operations	(3,186,806)	(1,621,675)	(9,445,650)	(3,243,182)

Other income (expenses)
Interest expense	(56,980)	(135,976)	(198,063)	(443,710)
Other Income (Expenses)	-	-	-	-
Income from debt forgiveness	-	-	-	65,152
Interest income	13,993	2,669	36,852	46,168
Change in fair value of derivative liabilities	1,282,353	-	21,603,185	-

Total other income (expenses)	1,239,366	(133,307)	21,441,974	(332,390)

Provision for income taxes	-	-	-	-

Net income/(loss)	$(1,947,440)	$(1,754,982)	$11,996,324	$(3,575,572)

Net earnings/(loss) per common share
Basic net earnings (loss) per share	$(0.15)	$(0.13)	$0.90	$(0.27)
Fully diluted net earnings/(loss) per share	$-	$-	$0.28	$-

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,286,106	13,285,072	13,308,793	13,285,072
Weighted average number of shares outstanding - diluted	-	-	43,268 813	-

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009
and the Year Ended December 31, 2008

								Additional
	Common Stock		Preferred Stock		Unearned	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Stock	Deficiency	Total
Balance, December 31, 2007	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$27,628,366	$-	$(23,707,458)	$3,978,990
Series B convertible preferred shares issued for cash	-	-	1,493,779	14,938	-	13,010,815	-	-	13,025,753
Options granted to employees and Directors	-	-	-	-	(14,580,000)	14,580,000	-	-	-
Earned portion of employee and director options	-	-	-	-	2,693,250	-	-	-	2,693,250
Unearned portion of share based compensation	-	-	-	-	11,886,750	(11,886,750)	-	-	-
Common shares issued in exchange for services	35,294	35	-	-	-	335,258	-	-	335,293
Net loss	-	-	-	-	-	-	-	(6,539,566)	(6,539,566)

Balance, January 1, 2009	13,320,366	13,320	8,162,008	81,620	(21,885)	43,667,689	-	(30,247,024)	13,493,720

Cumulative effect of change in accounting principal						(6,321,081)	-	(35,081,114)	(41,402,195)
Balance, January 1, 2009, as adjusted	13,320,366	13,320	8,162,008	81,620	(21,885)	37,346,608	-	(65,328,138)	(27,908,475)
Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-	-	20,661,129
Unearned portion of share based compensation	-	-	-	-	(11,886,750)	11,886,750	-	-	-
Employee share based compensation	-	-	-	-	(579,478)	579,478	-	-	-
Share based vendor compensation	-	-	-	-	(145,715)	145,715	-	-	-
Earned portion of employee and director options	-	-	-	-	5,502,835	-	-	-	5,502,835
Unearned portion of share based compensation	-	-	-	-	6,963,393	(6,963,393)	-	-	-
Reclassification of balance of derivative liability	-	-	-	-	-	1,897,881	-	-	1,897,881

Purchase of treasury stock	(53,000)	(53)	-	-	-	-	(200,476)	-	(200,529)
Net income through September 30, 2009	-	-	-	-	-	-	-	11,996,324	11,996,324
Balance September 30, 2009	13,267,391	$13,267	9,733,531	$97,335	$(167,600)	$65,538,453	$(200,476)	$(53,331,814)	$11,949,165

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$11,996,324	$(3,575,571)
Adjustments to reconcile net income (loss) to net cash
flows from operating activities:
Depreciation	68,339	20,868
Amortization of financing costs	31,329	31,329
Write-down of inventory	-	161,477
Loss on abandonment of equipment	-	402,494
Loss on cancellation of license agreement	-	700,000
Share based compensation	5,502,835	870,750
Change in fair value of warrant (derivative liabilities)	(21,603,185)	-
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(20,430)	(2,721,982)
Inventory	(4,445)	(37,336)
Other current assets	214,353	(339,403)
Accounts payable and accrued expenses	8,897	2,006,410
Accrued interest payable	(22,123)	(343,148)
Deferred revenue	(12,045)	-
Net cash flows from operating activities	(3,840,151)	(2,824,112)
Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	-	24,089
Proceeds from cancellation of license agreement	-	2,300,000
Purchase of intangible assets	-	(3,345,000)
Purchases of property, equipment	(413,899)	(299,860)
Net cash flows from investing activities	(413,899)	(1,320,771)
Cash Flows From Financing Activities
Collection of notes receivable	-	2,000,000
Payments on note - technology transfer payments	(1,500,000)	-
Payment of bank fees	-	(150,000)
Proceeds from bank borrowings	1,500,000	-
Repayments on bank borrowings	(2,820,453)	(617,534)
Proceeds from notes payable to and advances from shareholders	208
Payments on notes payable to and advances from shareholders	(383,333)	(2,466,028)
Net cash from issuance of preferred shares	2,760,000	6,500,000
Purchase of treasury stock	(200,529)	-
Net cash flows from financing activities	(644,107)	5,266,438
Net (decrease) in cash	(4,898,157)	1,121,555
Cash at the beginning of the period	11,636,843	6,339,301
Cash at the end of the period	$6,738,686	$7,460,856
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$222,644	$786,858
Non-Cash Activity
Accrual for purchase of intangible assets		$2,750,000
Non-cash proceeds from issuance of Series C preferred shares - derivative liability exchanged for Shares	$17,901,129

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2009 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $15 million.  Income from the change in derivative liabilities reflected in the period ended September 30, 2009 did not result in taxable income and without such income, the Company would have a loss for the period.

The Company currently has tax return periods open beginning with December 31, 2005 through December 31, 2008.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into Topic 260, basic earnings per share were computed using weighted average shareholdings of 13,286,106 and 13,308,793 for the three and nine months ended September 30, 2009 and 13,285,072 for both the three and nine months ended September 30, 2008.  There were 25 new common shares issued in 2009.  The basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Weighted average common shares outstanding assuming full dilution were 43,268,813 for the nine months ended September 30, 2009.  Because the Company had  net losses for the three and nine months ended September 30, 2008 and the three months ended September 30, 2009, there is no dilutive effect and both the basic and diluted losses per share were the same for these periods.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which was primarily codified into Topic 820. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS 159”), which was primarily codified into Topic 825.  SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. We are continuing to evaluate the desirability of adopting SFAS 159. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable We expect ASC  810 will have an impact on our accounting for future business combinations once adopted, but the effect will depend on the terms of such future transactions. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 160 on July 1, 2009. As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.  The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) is indexed to an Entities Own Stock ("EITF 07-05"), which was primarily codified into Topic 815. The cashless exercise provision of the Company's Series A, B and C warrants as well as an exercise price protection feature that expires at the earlier of  December 31, 2009 or the filing of a registration statement caused the reclassification of the warrants from equity to a derivative liability based on fair value of the warrants at January 1, 2009. The cumulative effect of this change in accounting for these warrants was reflected in the opening balance sheet as of January 1, 2009. The derivative liability was adjusted to market at March 24, 2009 for warrants exchanged for Series C preferred stock by two Series A preferred stockholders and at March 31, 2009 for the remaining Series A and B warrants then outstanding (See Note 10).

Although we recorded derivative liabilities associated with features in our warrants, the Company never had an obligation to pay any of these liabilities to its investors.  Since the features that gave rise to the derivative liability lapsed on August12, 2009 when the Registration Statement was filed with the SEC the Company recorded income in the third quarter for the decline in the liability associated with the change in our share price of $1,282,353 which coupled with earlier quarters totaled $21,603,185 for the nine months ended September 30, 2009.  The remaining liability of $1,897,881 was reclassified to Additional Paid in Capital.

FASB Staff Position (FSP) “SFAS 142-3, Determination of the Useful Life of Intangible Assets,” which was primarily codified into Topic 350, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity shall consider its own historical experience in renewing or extending similar arrangements. Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP had no material impact on our results of operations or financial position.

FSP EITF 03-6-1, which was primarily codified into Topic 260, is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. This guidance was adopted in the first quarter and has been applied to all periods shown. See Note 7 for further discussion.

The FASB finalized four FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through a company’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are:

•
FSP “SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This was codified to Topic 820.

•
FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.” This was codified to Topic 820.

•
FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This was codified to Topic 320.

•
FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This was codified to Topic 825.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009.  Adoption of these Staff Positions did not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events," which was primarily codified into Topic 825, establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company evaluated subsequent events for recognition or disclosure through November 12, 2009, which is the date the financial statements were issued.

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

Certain amounts in the 2008 financial statements have been reclassified to conform to classifications used to prepare the 2009 financial statements. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

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

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices.  To date, none of the existing patents have been commercially exploited.  The Company expects to begin delivering product in the fourth quarter of 2009.  Marketing may be delayed until late 2009 or early 2010, in commercial quantities, but the Company will accrue minimum royalties in 2010 when the design is frozen and turned over to its customer on or about January 1, 2010.

These various patents include two Vacu-Mate models with a cost of $2,525,425 and the Key-Lok™ patent at $489,122.  The Company also acquired, in September 2008, the patent rights to the Syringe Guard and Prefilled (“SGPF”) products from SGPF, LLC, a limited liability company wholly owned by the Company’s Chairman and CEO.  The cash portion of the purchase price was $3,345,000. An additional 690,608 shares of common stock will be issued to SGPF, LLC if the Company achieves certain revenue milestones from SGPF product sales or certain other conditions or events trigger payment of the share-based component. The Company also assumed the obligation to pay Visual Connections, Inc. $1,500,000, the remaining technology transfer payments on the SGPF products.  The Company recorded the purchase at $4,845,000, equal to the cash paid plus the debt assumed.  The cost of the purchase will increase if the conditions for the contingent issuance of shares are satisfied.

The Company also entered into an agreement with Visual Connections, Inc. to acquire a winged infusion device with an active safety sheathing system.  We have signed a product development agreement for the blood draw modality of this product which provides for 75,000,000 units to be sold under a minimum volume contract over a six year period.  We agreed to pay Visual Connections $1,250,000 as technology transfer payments.

The following schedule shows the Company’s payment obligations to Visual Connections as of September 30, 2009 with respect to both the SGPF and winged blood collection technologies:

Quarter	SGPF	Wing	Payable at 9/30/09

2009
Fourth	250,000	250,000	500,000
2010
First	250,000	—	250,000

Total	$500,000	$250,000	$750,000

Amortization expense also includes the annual charge off of prepaid loan fees of $41,772 per year.  Total amortization for the nine months ended September 30, 2009 was $31,329.

Estimated future amortization, based on a five year straight line life after revenue commences, for these intangibles for future twelve month periods ended on September 30 is as follows:

12 Months Ending September 30	Amount

2010	$1,314,426
2011	$1,846,297
2012	$1,821,910
2013	$1,821,910
2014	$1,821,910
After 9/30/14	$549,255

NOTE 7 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities they control. They were comprised of the following:

	September 30, 2009	December 31, 2008

Short term advances with no stated terms settled in the ordinary course of business	$1,997	$1,656

Demand and promissory notes with varying interest rates, conversion features and accrued compensation		468,445

Less amounts reflected in accounts payable	(1,997)	(86,768)

	$-	$383,333

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

Total accounts payable, at December 31, 2008, to officers and employees of the Company, including accrued management fees of $133,333 in 2008, were $470,101.  These amounts do not include the contingent issuance of shares to SGPF, LLC, a company owned by MedPro’s Chairman and CEO, and the assumption of future technology transfer payments in connection with our purchase of the SGPF technology in September 2008, which is discussed in Note 6.  There were no other amounts payable to employees or related parties.

NOTE 9 – LONG-TERM DEBT

Long-term debt at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
Term loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing August 1, 2011, collateralized by an assignment of intellectual properties	$2,777,778	$4,027,777

Revolving line of credit, interest at prime plus 2%, payable monthly beginning in April 2007, due April 1, 2009	—	1,498,475

Term loan, interest at 3.65% payable monthly, maturing March 31, 2010, secured by $1,500,000 interest bearing deposit account.	1,500,000	—

Draw loan, interest payable at 7.5%, monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by its Chairman, CFO and two other shareholders	271,865	343,843

	4,549,643	5,870,095

Less: current portion	3,269,773	3,262,660

Long-term portion	$1,279,870	$2,607,435

The revolving line of credit, as amended in November 2008, permits the Company to draw up to $1,500,000.  The credit agreement was also amended in 2008 to remove financial covenants and include cross-collateral agreements and a pledge of intangible assets.  The revolving line of credit facility was paid in full on March 31, 2009 through a new one year term note with Traditional Bank, Inc.

The following table summarizes the maturities of long-term debt:

12 month periods ended September 30	Amount
2010	$3,269,773
2011	1,222,222
2012	57,648

Total	$4,549,643

The Company is considering entering into an amendment to its term loan agreement with Fifth Third Bank which waives the personal guarantee of the Company’s Chairman in exchange for a covenant to maintain a cash balance equal to 100% of the current outstanding principal balance of the term note with a 30 day cure provision on default.

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

At September 30, 2009, the Company’s issued and outstanding shares consisted of 13,267,391 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 1,734,340 shares of common and options for 3,285,715 shares of common were outstanding at September 30, 2009.

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

The Series A Stock has 5% cumulative dividends, based on the termination value of the preferred at the issue date, payable in the event of liquidation, dissolution and certain other events.  The Preferred Stock is also convertible, at the option of the holder, at any time into an equal number of shares of the common stock of the Company, subject to adjustment.  As of September 30, 2009, if the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend of $1,062,979.  This amount has not been recorded in the financial statements.

In accounting for the conversion feature embedded within the Series A Stock, the Company considered FASB SFAS 133 (FASB ASC 815), Accounting for Derivative Instruments and Hedging Activities; EITF 00-19 (now codified in FASB ASC 815), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF 98-5 (now codified in FASB ASC 815), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features; and EITF 00-27 (now codified in FASB ASC 815), Application of Issue No. 98-5(now codified in FASB ASC 815) to Certain Convertible Instruments.  Based on an analysis of this accounting literature described in Note 10 to its audited financial statements, the Company concluded that the embedded conversion option would not be separately accounted for as a derivative liability from the Series A Stock because it can only be settled in shares of the Company’s own stock.  The Company recorded a deemed dividend in accordance with this guidance in the amount of $3,975,120 by increasing the retained deficit and increasing additional paid in capital.  This amount was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants.

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

In April 2008, the FASB issued EITF 07-05 (FASB ASC 815), Determining whether an Instrument (or Embedded Feature) Is indexed to an Entities Own Stock, ("EITF 07-05").  The cashless exercise provision of the Company's Series A, B and C warrants, as well as an exercise price protection feature that expires at December 31, 2009, required the reclassification of the warrants pursuant to EITF 07-05 from equity to a liability based on fair value of the warrants at January 1, 2009.  The warrants provide that the exercise price adjusts if the Company issues common stock at a lower price.  The warrants also authorize cashless exercise by the holder until such time as a registration statement for the shares underlying the warrants becomes effective.  The Company reduced Additional Paid in Capital by $6,321,081, increased its Accumulated Deficiency by $35,081,114 and recorded a liability of $41,402,196 as of January 1, 2009 to reflect the cumulative effect of EITF 07-05.

The amount recorded as the cumulative effect of EITF 07-05 was determined by reference to the fair value of the warrants at January 1, 2009.  Approximately 1% of the Company’s outstanding common was freely tradable at January 1, 2009.  The thinly traded market for the Company’s shares at January 1, 2009, and the volatility of its trading price made the use of level one inputs (quoted market prices in active markets for the warrants or the Company’s shares) under SFAS 157 (now codified as FASB ASC 820) inappropriate.  (See Note 12 for a discussion of SFAS 157.)  The Company used average share prices in a Black-Scholes calculation using volatility inputs from similar companies and taking into account the time it would take for the market to absorb the influx of over 19,000,000 common shares underlying the warrants based on then current trading volumes.  As a result, some level two inputs, such as sales of warrants for cash, and some level three inputs, unobservable inputs developed using estimates and assumptions expected to be utilized by market participants, were used to determine fair value of the warrants for the derivative liability analysis.

After consideration of all the factors necessary to determine the value of the warrants as of January 1, 2009 for purposes of EITF 07-05 and SFAS 157 and the Company-specific issues regarding trading prices and trading volume, including the restricted status of nearly 99% of the Company’s common shares under Rule 144 through January 4, 2009, the following inputs were used to value the warrants.  Share prices ranged from $7.88 at January 1, 2009 to $5.00 at March 24, 2009.  The January price was based on a trailing 20-day average from the first trade in 2009 due to an extremely thin market and price volatility.  The Company used a 50% discount from these quoted values in the Black-Scholes calculation in order to more closely approximate the only observable input for the warrant values based on the exercise of the Series C warrants for $2.18 per common share equivalent in March 2009.  We also considered the expected inefficient market absorption of the common shares underlying the Series C preferred stock in the warrant exercise, reflecting the average daily trading volume of fewer than 700 shares during the first quarter of 2009.  In addition, the Series C preferred issued in exchange for warrants in March 2009 as well as the 14,339,090 underlying shares of common stock cannot be transferred for one year, and are subject to additional “leak-out” transfer restrictions during the subsequent twelve months. The Company used comparable company volatility rates of 50% in January 2009 and 55% in March 2009. The discount rate was based on comparable term U.S. Treasury rates of 0.76% and 0.81%, respectively for January and March 2009.

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

A total of 1,025,882 Series A and B warrants remained outstanding at September 30, 2009.  These warrants were originally recorded as a $2,263,147 liability at January 1, 2009.  Based on the market price of the common stock at June 30, 2009, the warrant liability increased by $1,250,909 to $3,180,234, resulting in a reduction of the gain previously reported.  As of August 12, 2009, the registration statement became effective and the derivative liability of $3,180,234 was adjusted off.  Income of $1,282,353 was recorded on the decline in the derivative liability based on the fair value of the obligation at August 12, 2009 and the balance of $1,897,881 was reclassified as an increase in additional paid in capital.  No derivative liabilities remain outstanding at September 30, 2009.

The inputs used to value the derivative liability immediately before the registration statement became effective on August 12, 2009, thereby eliminating the cashless exercise feature in the remaining A and B warrants, were:

•	Average market price of the Company’s stock between July 1 and August 12, 2009 - $3.76
•	Specific Company Volatility – 53%
•	Risk free return rate – 1.18%
•	Estimated life of the warrants - 1.5 years

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of $1.94 for the A warrant and $1.76 for the B warrant.

The amount recorded for EITF 07-05 as of January 1, 2009, was adjusted to market at March 24, 2009 for the warrants exchanged for Series C preferred shares and at June 30, 2009 for the remaining Series A and B warrants held by the Company's Series A preferred stockholders.  Total income recognized based on market value differences in the derivative liability of the warrants for the first quarter was $22,250,157. The derivative liability at June 30, 2009 was $3,180,234.  Loss for the second quarter based on the change in fair value of the derivative liability was $1,929,325. The income from derivative liabilities adjusted to fair value was a net of $20,320,832 for the six months ended June 30, 2009.  Taking into account the third quarter adjustment described above, the derivative liability was adjusted to $1,897,881 resulting in an increase in income of $1,282,353.  Total derivative liability income for the nine months ended September 30, 2009 was $21,603,185.

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

We concluded there was insufficient trading frequency and volume in MedPro’s shares to use the Level 1 inputs to value our warrants in a Black-Scholes calculation under SFAS 157 as of January 1, 2009.  In particular, we noted that nearly 99% of our outstanding common shares were restricted securities under Rule 144 that could not be traded in public markets through January 4, 2009, and our stock continued to trade sporadically thereafter. According, we used the following level 2 inputs and level 3 inputs for purposes of our EITF 07-05 and SFAS 157 analysis:

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

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through September 30, 2009 the Company had repurchased 53,000 of its shares on the open market.

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

Total lease expense was $62,775 and $62,300 for the nine months ended September 30, 2009 and 2008, respectively.  Future minimum annual lease payments at September 30, 2009, were as follows:

12 month period ended September 30	Amount
2010	$83,700
2011	83,700
2012	76,725

Total	$244,125

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

The Company also issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services in connection with the sale of the Series A Stock and related warrants in December 2007.  The terms of the Series AA warrants are comparable to the terms of the Series A warrants and expire on December 28, 2012.  None of the Series AA warrants have been exercised as of September 30, 2009.  The Company has valued the warrants at $211,928 utilizing the Black-Scholes method.

On August 19, 2009, the Company agreed to a novation of a warrant agreement with Chrystal Research which expanded the original warrants from 68,036 warrants exercisable at a $1.99 exercise price, originally issued in 2007 to 100,000 warrants for one share each of the Company’s common stock.  In addition, the Company agreed to issue 75,000 warrants for one share each of the Company’s common stock for an exercise price of $3.75.  All of these warrants are exercisable for cash (no cashless exercise privileges) and expire on July 13, 2011.  If exercised, the underlying shares will be subject to leak out provisions over a several year period.  The warrants have been valued at an additional $145,715 over the original valuation of $21,885.  Since the work product necessary to make these options exercisable has not been delivered, no amount has been expensed from the grant of these warrants.

The various inputs used to determine the value of these warrants were:

•	Fair market value of the Company’s stock at the date of the grant - $3.75
•	Specific Company Volatility – 53%
•	Risk free return rate – 1.01%
•	Estimated life of the warrants - 2 years
•	Grant date – August 19, 2009
•	Expiration date – July 13, 2011

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

On August 18, 2008, the Company adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”) and issued stock options to its directors and employees in the amounts and on the terms agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders.  The Company’s employees, including its three executive officers, were granted a total of 2,800,000 options.  The two non-employee directors each were granted 100,000 options.  The options may be exercised at an exercise price of $1.81 per share only on the earliest of the 30 days following January 1, 2013, the date of the holder’s death or 100% disability, termination of employment or service as a director, and the date of a change in control of the Company.  Because the exercise price was less than market price of MedPro stock on the date of grant, the Company set a date certain for the exercise of the options in order to qualify for exemptions from excise taxes under IRS deferred compensation rules.

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of 3,000,000 employee and director stock options.  We valued the options according to the Black-Scholes model.  On the option grant date, MedPro’s common shares traded at $9.00 per share, which was also the median trading price for the 30 day period ending on the grant date.  However, we concluded that there was insufficient trading frequency and volume in MedPro’s shares to use the grant date trading price of the shares.  MedPro has 13,267,391 shares outstanding, but in August 2008 only 134,000 were not restricted under SEC Rule 144 and freely tradable. An average of 1,481 shares traded each day during the 30 days ending on the option grant date, with a median of 200 shares. This period included seven trading days where no transactions occurred.

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

The value of the options was further discounted to reflect the dilutive effect of the exercise of 3,000,000 options in a thin trading market. SFAS 123(R) (now codified as FASB ASC 718) provides that no adjustment for potential dilution is usually needed if the market for the underlying stock is reasonably efficient, because the potential dilutive effect of option exercises will be reflected in the market price.  However, an adjustment was warranted for the MedPro options because an efficient trading market for the underlying shares did not exist when only 1% of the shares then outstanding were publicly traded float.  The additional discount was determined through an iterative process based on the number of shares outstanding, the number of options, the value of the underlying shares and the value of the options.

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $2,693,250 of compensation expense for the period from August 18 through December 31, 2008. The balance of the unearned compensation was $11,886,750 at December 31, 2008.  The Company recorded $5,467,500 of compensation expense for these options in the nine months ended September 30, 2009, leaving $6,419,250 of unearned compensation remaining at September 30, 2009.

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to its employees.  The exercise price of the options is $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman is $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten year term, except for the Chairman’s options, which are limited to a five-year term.  The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The unearned compensation is being recorded as expense over three different periods for the three different classes of employees at $5,819 per month.  The classes consist of the 10% or more shareholder employee, the other executive officers and the remainder of the employees.  The amortization periods range from 2.5 to 6 years.

On August 24, 2009, the Company’s Board approved the issuance of two 50,000 share options to the two newest directors under the same terms as the 2008 options previously granted to the employees and the other directors.  The shares are exercisable at $1.81 each and may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372.  The amortized compensation for the 37 days in the third quarter of 2009 was $11,372.  Unearned share-based compensation for these two directors at September 30, 2009 was $213,000.

The various inputs used to determine the value of these warrants were:

•	Fair market value of the Company’s stock at the date of the grant - $3.70
•	Specific Company Volatility – 53%
•	Risk free return rate – 1.05%
•	Estimated life of the warrants - 2 years
•	Grant date – August 24, 2009
•	Expiration date – January 1, 2013

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

SFAS 123(R) requires that compensation cost be recognized on a straight-line basis over the requisite service period for each separately vesting portion or over the requisite service period for the entire award. In this case, the vesting period is immediate; therefore compensation expense can only be recognized for the entire award.

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30, 2009		Twelve Months Ended December 31, 2008
	Shares	Average weighted exercise price	Shares	Average weighted exercise price

Outstanding beginning	3,000,000	$1.81	0	n/a
Granted	285,715	$3.17	3,000,000	$1.81
Exercised	0	n/a	0	n/a
Expired/cancelled	0	n/a	0	n/a
Outstanding, ending	3,285,715	$1.93	3,000,000	$1.81

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable

$1.93	3,285,715	3.657	185,715

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

•
First, the Company provided services, preparing and delivering the production line design for the Vacuette devices and the initial design and preproduction plan for the Wing product. The design plans include the design and specifications of the medical devices the lines would actually produce, thereby allowing a different contractor to use the plans to construct the production line. The arrangements contemplated the design plans would be delivered by October 1, 2008, and the Company would earn a $1 million fee for design services when the distributor accepted each of the plans.

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

The July 2008 agreement for our winged blood collection set provided that the Company would produce an initial design plan for the product for review and the distributor’s approval by October 1, 2008. Payment of the fee for design services was due upon delivery and acceptance of the initial design plan, at which time the Company was to initiate the construction of the production line. Payment for the construction phase was to be made in three equal installments upon the achievement of certain milestones leading to validation of the final production line.  The July 2008 agreement for the winged blood collection set also provides for production of a designated minimum number of units each year during the first five years of the agreement. The distributor is obligated to pay the Company a production royalty per unit, totaling $10.8 million over this period. The distributor has the right to continue to manufacture the products and pay the production royalty in year six.

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

NOTE 14 – TREASURY SHARES PURCHASED

The Company announced a buyback program for its own stock in July 2009.  To date the Company has acquired 53,000 shares at an average price per share of $3.78.  These shares are being held as treasury shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the nine months ended September 30, 2009 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

While we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon we can complete our production arrangements so we can commence product delivery. We expect to begin product assembly and delivery in 2009, but the products will not be launched by the distributor until the late first or early second quarter of 2010. As a result, we expect to record revenue from the sale of products in the fourth quarter of 2009 and begin accruing minimum royalties, based on contractual minimums, in the first quarter of 2010.

On December 28, 2007, we completed a reverse merger with Dentalserv.com, a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse merger was a condition to the purchase of our preferred stock purchase and stock purchase warrants by four institutional investors for $13 million under the terms of our stock purchase agreement with them. On that date, the following transactions occurred concurrently:

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

In August 2008, we amended the then outstanding Series J warrant to give Vision Opportunity Master Fund, Ltd. (“VOMF”), our largest preferred stockholder and the sole holder of J warrants, the right to purchase 1,493,779 shares of newly designated Series B Stock at a purchase price of $8.72.  Each share of Series B Stock converts into 4 shares of common stock.  The original Series J warrant had given VOMF the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18 no later than December 31, 2008.  VOMF and Vision Capital Advantage Fund (“VCAF”), an affiliate to whom VOMF transferred a portion of its holdings in September 2008, exercised the J warrants in full in September and October 2008, and we received $13,025,000 in cash for our issuance of 1,493,779 shares of Series B Stock.

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

Valuation of Inventory

We determine our inventory value at the lower of cost or market value (first-in, first-out method).  In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs.

Valuation of Intangible Assets

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents.  Because products that incorporate our Vacu-Mate, Key-Lok, Syringe Guard and Winged Safety set proprietary technologies are currently not in production for distribution, we have not begun to amortize these patents. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  As of September 30, 2009, future expected revenue for our patented technologies is expected to exceed carrying value of these properties by a substantial amount, and therefore no impairment has been recorded.  Additionally, since revenue recorded to date on our Vacuette and winged technologies have not been related to manufacture of saleable units for human use, no amortization has been recorded.

Valuation of Warrants as Derivative Liabilities

We originally recorded warrants issued in connection with the sale of our Series A preferred stock as equity, and the value of the warrants was reflected in Additional Paid in Capital based on a Black-Scholes formula calculation.  Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, EITF 07-05 (now codified as FASB ASC 815) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  See Notes 10 and 12 for a full discussion of our outstanding warrants and the recording of derivative liabilities during 2009.  If any of the assumptions used to value our warrants change significantly, it could result in material changes to our assets, liabilities, shareholders’ equity and results of operations from quarter to quarter.

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

Share-based Employee Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment (Revised 2004).”  As required by SFAS 123R  (now codified as FASB ASC 718), share-based compensation expense is estimated for equity awards at fair value at the grant date.  We determine the fair value of equity awards using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and expected term of the award.  If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  See Note 12 to the September 30, 2009 Financial Statements for further discussion of share-based employee compensation.

Results of Operations for the nine months ended September 30, 2009 and 2008

MedPro recorded net income of $11,996,324 for the nine months ended September 30, 2009, as compared to a loss of $(3,575,572) for the nine months ended September 30, 2008. Losses from operations were $(9,445,650) for the first three quarters of 2009 and $(3,243,182) for the same period in 2008. The net income/(loss) for these periods included net other income of $21,441,974 for 2009 and net other expense of $(332,390) for 2008. Net other income / (expense) included interest expense of $(198,063) and $(443,710) for the 2009 and 2008 periods, respectively. As a result of the implementation of EITF 07-05 as of January 1, 2009, other income for the first nine months of 2009 included $21,603,185 for the change in fair value of derivative liabilities associated with our stock purchase warrants. We recorded other income at March 31, 2009 to reflect the following events during the first quarter of 2009: (i) the exchange of warrants to purchase 18,285,692 shares of common stock and $3,000,000 in cash for preferred stock, and (ii) a decrease in the market price of our common stock. In the second quarter we recorded other expense of $(1,929,325) to reflect the increase in the valuation of the derivative liability from $1,250,909 at March 31, 2009 to $3,180,234 as of June 30, 2009.  In the third quarter, we adjusted the derivative valuation by $1,282,353 to reflect the decrease in the fair value of the liability.  We then wrote off the remaining derivative liability balance of $1,897,881 through Additional Paid in Capital.  The write off reflected the expiration of cashless exercise provisions applicable to the remaining A and B warrants outstanding, as a result of the effectiveness of our registration of the common shares underlying the warrants for resale by the holders.

The most substantial differences in the losses from operations between 2009 and 2008 were increases in payroll costs (including share-based compensation), product development costs, advertising and promotion costs, professional and insurance costs, and qualified profit sharing costs.  Other income / (expense) reflected a $21,603,185 increase in income from the net decline in the derivative liability from January 1, 2009 to September 30, 2009. Other expenses, net, declined $171,179 from 2008 to 2009.  Interest expense declined $245,647 and other income declined by $74,468.

Professional and insurance costs declined $454,990 over the same period in 2008 primarily from the decline in legal costs after our first year as a publicly reporting entity and costs incurred in connection with the termination of a manufacturing and licensing relationship in 2008.  Compensation expense increased to $6,823,684 for the nine months ended September 30, 2009 compared to $1,678,115 for the 2008 period. Non-share-based payroll was higher in 2009 than in 2008 due to the addition of four new full time employees in late 2008 and one new employee in the first quarter of 2009. Most of the increase in total payroll costs came from the $5,502,835 of share-based compensation expense recognized during the first three quarters of 2009 from non-qualified options granted in August 2008 and incentive stock options granted in May 2009.

Travel expenses increased by $12,172 in 2009.  Product development costs were $497,536 higher in 2009 than 2008. We have been through one verification and validation build of our blood draw device and have built prototypes of our winged blood draw set and the prefilled syringe in 2009.  Advertising and promotion costs were $355,811 for 2009 due to the engagement of an investor relations firm. Finally, our profit sharing plan established in September 2008 resulted in costs of $54,122 in 2009 versus no such costs for the same period in 2008.

We recorded no product sales in the first nine months of 2009 compared to sales of $19,035 for the nine months ended September 30, 2008. The decline in sales was principally due to our decision to discontinue sales of the Safe-Mate device in April 2008 and no 2009 sales of the Needlyzer device, as we focused exclusively on developing our passive needlestick prevention products.

Other revenue recorded in the first nine months of 2009 included $12,045 of revenue from recognition of income from customer advances for specific product enhancement requests. The same period in 2008 reflected $1,333,333 of revenue from contract automation and other fee income.

Total operating expenses were $9,451,682 during the first nine months of 2009 compared to $4,588,591 for the same period in 2008. The $4,863,091 increase during 2009 reflected the activity in product development, higher salary expense, and higher professional fees in connection with the new products, and SEC compliance costs. Other income and expenses in both periods included interest income of $36,852 and $46,168 for 2009 and 2008, respectively. Net other income / (expense) were $21,441,974 and $(332,390) in 2009 and 2008, respectively. Interest expense declined from $443,710 in the first nine months of 2008 to $198,063 for the same period of 2009. This was primarily due to paying off shareholder notes and bank debt during 2008 and early 2009.

Liquidity and Capital Resources

Total assets were $17,984,037 as of September 30, 2009 and $22,757,649 as of December 31, 2008. The $4,773,612 decrease in total assets reflects the impact of the $9,445,650 loss from operations for the nine months ended September 30, 2009.  Included in the loss from operations was $5,502,835 of non-cash deductions for share-based compensation.  Net income for the nine months ended September 30, 2009 also included $21,603,185 of non-cash gain from derivative valuation adjustments in arriving at net income of $11,996,324. These adjustments did not increase assets, but only decreased liabilities that were previously recorded at January 1, 2009 through accumulated deficiency and additional paid in capital.  The Company has added $413,900 of net fixed assets in the nine months ended 2009.  Fixed asset additions in the third quarter of 2009 were $102,323. The decreases in current assets of $5,087,843 reflect the consumption of cash funding losses and supporting debt service. Depreciation and amortization totaled $99,668 in the first nine months of 2009.

Total cash has declined from $11,636,843 at December 31, 2008 to $6,738,686 as of September 30, 2009, a decrease of $4,898,157.  During the same nine month period total debt has declined by $3,203,785.

In March 2009, preferred shareholders exchanged warrants and cash for Series C Preferred Stock. We received cash proceeds of $3,000,000, less $240,000 of issuance costs, which increased our assets, equity and available cash. Some of the cash was used to fund operating losses in the first nine months of 2009.

Total liabilities of $6,034,872 as of September 30, 2009 were $3,229,057 less than the $9,263,929 as of December 31, 2008. MedPro paid off or settled various accounts payable, accrued interest and shareholder debt during 2009. Current liabilities have decreased by $1,651,492 since the end of 2008. Overall bank debt has declined by $1,320,452 during the nine months ended September 30, 2009. Technology transfer payment obligations were reduced by $1,500,000 during 2009.  Net obligations to shareholders, not included in accounts payable and accrued expenses of $383,333 have been paid off as of September 30, 2009.  Accounts payable and other accrued expenses were $13,227 higher at September 30, 2009 than at December 31, 2008. Deferred revenue declined by $12,045 in the first nine months of 2009.

We recorded derivative liabilities as of January 1, 2009 pursuant to EITF 07-05. Our opening liabilities increased by $41,402,195 based on the fair value of our warrants with cashless exercise and certain price protection features. Due to the decline in the trading price of our stock during the first quarter, we recorded gain of $22,250,157 to reflect the decreased value of the derivative liabilities. Of the remaining $19,152,038 of derivative liability, $17,901,129 was credited to Additional Paid in Capital when we issued preferred stock in exchange for warrants and cash. The derivative liability totaled $1,250,909 at March 31, 2009, representing 1,025,882 Series A and B warrants that remained outstanding. The derivative liability was increased by $1,929,325 in the second quarter of 2009 to $3,180,234, reflecting a change in valuation of the warrants based on the market value of our stock that has been recorded as other expense on the statement of operations. During the third quarter of 2009, $1,282,353 of the remaining derivative liability was adjusted through income to reflect the change in the fair value of the liability at the date the remainder of the liability, $1,897,881, was reclassified as paid in capital.  The entire liability has been recognized as income or reclassified as paid in capital as of the end of the third quarter 2009.

The additions to fixed assets during the first nine months of 2009 totaled $413,900 and included $77,546 of office leasehold improvements, $237,640 of new equipment, and $98,714 of new office equipment, software and computers.

The $11,593,000 in net proceeds from our private placement of the Series A Stock and warrants in December 2007 and the $15,785,000 of net cash proceeds from stock purchase warrant exercises during 2008 and 2009 provided working capital and will continue to be the principal source of funding for our operations through December 31, 2009. We had $6,738,686 in cash at September 30, 2009. Other sources of funds are expected to include revenues from the sale of our medical safety products, including anticipated revenues from the sale of blood collection products we expect to launch in the fourth quarter of 2009, and the commitment for funding made by our Chairman. In addition, our Series A Stockholders have the right to fund our future financing needs, but we can seek alternative financing if they do not exercise their rights.

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

As of the date of this filing, we continue to negotiate modifications to our agreement to allow the distributor to redesign and build computerized automation lines for our three products at its own plant in Austria. Although no new contract has been finalized, by agreement of the parties we applied the $2,700,000 payment in October 2008 to the full $1,000,000 program fee for each project pursuant to our prior arrangement and allocated the remaining $700,000 to pay our out-of-pocket costs incurred on behalf of the distributor, which had exceeded $700,000 through September 30, 2009. Of the total $700,000 allocated to expenses incurred on behalf of our customer, $452,855 was expended for equipment and has been recorded as a prepaid item with an offsetting amount of deferred revenue. The balance of $235,100 was booked as income in late 2008 and $12,045 was booked as income in the first quarter of 2009.

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

Our current credit agreement with one lender included a $5,000,000 term loan and a $1,500,000 revolving line of credit. As of September 30, 2009, the amount payable on the term note was $2,777,778 and the revolving line of credit had been repaid in full. The term loan bears interest at the prime rate plus 2% and matures on August 1, 2011. We pay monthly principal payments of approximately $138,889 plus interest. We also have a $1,500,000 term note with a second lender that bears interest at 3.65%, payable monthly, and matures on March 31, 2010. It is secured by an interest bearing $1,500,000 deposit account.  We have another term note with a balance of $271,865 as of September 30, 2009 which calls for payments of $10,000 per month through July 23, 2010, when the note is due in full.

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

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other projects as may be determined by the Board of Directors for the next six months will not require any additional funding in addition to our cash on hand and the payments due us under our distribution agreements. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

We will require additional funding to complete the development and launch of all of our safety products for which we currently own intellectual property rights. In addition, development or production costs may increase beyond the amounts on which we have based our current funding assumptions. If we cannot find sources of additional funds on reasonable terms, we may be forced to limit our product development plans, which could adversely affect our efforts to achieve profitability and to continue our business.

Although we plan to continue to outsource our developmental and manufacturing resource needs, we also plan to expand our in-house capabilities. We expect to employ a senior product development manager and have hired a project engineer to direct the development of our portfolio of products and to work directly with our external product development firm. This will allow our current management personnel to focus on production and marketing as our products complete the regulatory approval process and distribution can begin.

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

We continue to add computer systems and related equipment (currently in excess of $188,190) to support our data and communications requirements.  In addition, we employ an outside, full service, information technology support firm to ensure appropriate support of our systems, telephone, and backup of corporate records for a total of approximately $40,000 over the next twelve months. We have also purchased product inspection equipment for approximately $120,000 in connection with the expected launch of our blood collection product. We have purchased and implemented a document control system in compliance with our ISO 13485 Quality System.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2009.

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased as part of publicly announced plans or programs

July 1 to 31, 2009	2,500	$3.75	2,500	997,250
August 1 to 31, 2009	50,500	3.75	50,500	947,000
September 1 to 30, 2009	0	—	0	947,000

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

November 12, 2009	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

November 12, 2009	By:	/s/ Marc T. Ray
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