Form 10-K
period 2009-12-31
MedPro Safety Products, Inc.
filed 2010-03-30
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller  reporting company.
Large accelerated filer ☐        Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company  ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

As of December 31, 2009, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $48,895,651.

As of February 26, 2010, 13,215,311 shares of the registrant’s common stock were outstanding.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this report, factors that could contribute to those differences include, but are not limited to:

▪	Our ability to fund development of our products and operations from third party financing and cash flow from operations.
▪	A highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.
▪	The ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us.
▪	The continued service of key management personnel.
▪	Our ability to attract, motivate and retain qualified employees.
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

Item 1.  Business.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our strategy focuses on developing and commercializing our family of products in three related product sectors: blood collection devices, syringes for the clinical healthcare market, and intravenous devices. Our objective for each of our products is to enter into a strategic agreement with one or more major medical product distribution firms. We plan to continue to outsource the production of many of our products to established medical safety device manufacturers while we pursue a strategy of either developing or acquiring our own manufacturing capabilities.

One of the most potentially deadly risks to health care workers is the transfer of blood-borne pathogens such as hepatitis and HIV because of accidental needlesticks. The International Sharps Injury Prevention Society reports that one million needlesticks to health care workers are reported annually, a number that may account for only one-third of the actual number of needlesticks occurring each year. Put another way, each year there are 30 needlesticks for every 100 beds in a U.S. hospital, according to the National Institute for Occupational Safety and Health (NIOSH). An OSHA report estimates that 83% of needlesticks would be preventable with effective safety technology.

The Federal Needlestick Safety and Prevention Act of 2001 modified blood-borne pathogen standards to require that occupational exposure control plans identify, evaluate and make use of needle devices with built-in safety features and needleless systems for withdrawing body fluids, accessing a vein or artery and administering medications. Existing needle technology often either included no safety features or required active safety activation by the health care worker. The passage of this legislation spurred the development of more effective needlestick prevention technology for use in clinical and other healthcare settings.

Currently, we have entered into two minimum volume distribution agreements for three blood collection products. Our customer expects to commence delivery of the first of these products during the second quarter of 2010. The automated assembly line has been tested at the plant of the third party contractor who built the line, and our quality personnel have visited the plant in Europe and have seen the line in operation. The line is being disassembled and moved to the newly completed manufacturing facility for reassembly, testing and validation. When assembled, it will produce product for a verification and validation build for final testing before the product is released to the market.

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

On August 18, 2008, we amended the then outstanding Series J warrant to give VOMF the right to purchase 1,493,779 shares of newly designated Series B Convertible Preferred Stock ("Series B Stock") at a purchase price of $8.72. The original Series J warrant had given VOMF the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18 no later than December 31, 2008. VOMF and its affiliate Vision Capital Advantage Fund, LP ("VCAF", to whom VOMF transferred a portion of its holdings in September 2008) exercised the J warrants in full in September and October 2008, and we received $13,025,000 in cash for our issuance of 1,493,779 shares of Series B Stock.

Each share of Series B Stock converts into 4 shares of common stock, or 5,975,116 shares of common stock if all 1,493,779 shares of Series B Stock were converted. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, and similar changes to our common stock. The Series B Stock ranks equal to our common stock, but ranks junior to the Series A Stock and to our indebtedness. If we declare dividends, the Series B Stockholders will receive dividends on a pro rata basis with the common stockholders. Upon liquidation, dissolution or winding up of our company, the holder of Series B Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series B Stock can be converted. The Series B Stock has no general voting rights.

On March 27, 2009, we completed transactions in which VOMF and VCAF exercised a portion of their Series C Warrants for cash totaling $3,000,000 and exchanged the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of newly designated Series C Convertible Preferred Stock. The two funds acquired 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange.

Each share of Series C Convertible Preferred Stock is convertible into 10 shares of common stock, which ratio is subject to adjustment in the event of stock splits, stock dividends, and similar changes to our common stock. The Series C Stock ranks equal to our Series B Stock and common stock, but junior to the Series A Stock and to our indebtedness. If we declare dividends, the Series C Stockholders will receive dividends on a pro rata basis with the Series B Stockholders and the common stockholders. Upon liquidation, dissolution or winding up of our company, the holder of Series C Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series C Stock can be converted. The Series C Stock has no general voting rights.

The exchange of warrants for Series C Stock was the equivalent of a cashless exercise of the warrants at an assumed market value of $13.00 per common share. This transaction was intended to remove the uncertainty of the large overhang of 18,285,692 common shares issuable upon the exercise of the warrants. The warrant exercise and exchange reduced the total common share equivalents issuable upon the exercise of the warrants held by the two Vision Funds from 18,285,692 common shares to 15,715,230 common shares. In addition, we received cash proceeds of $3,000,000 from the exercise of a portion of the Series C warrants.

The following table shows as of February 26, 2010, the ownership of our common stock by our directors and officers as a group, the Series A Stockholders, and our non-affiliate shareholders upon completion of the merger with DRSV and assuming the conversion of all of the Series A Stock and the exercise of all warrants and options for cash.

Shareholder	Common Shares	Price Per Share (1)	Aggregate Exercise Price	Percentage of Common Stock
As of February 26, 2010
Directors and executive officers of MedPro	6,105,415			46.2%
Other non-affiliate shareholders	5,170,127			39.1%
Preferred shareholders	1,939,769			14.7%
TOTAL	13,215,311			100.0%

Assuming conversion of all preferred stock and exercise of all warrants and stock options for cash

Directors and executive officers of MedPro
Common stock	6,105,415			12.9%
Other warrants	130,023	$1.81	$235,342	0.3%
Options (2)	2,827,922	$1.86	5,287,500	6.0%
SGPF earnout shares (3)	690,608			1.4%
				20.6%

Non-affiliate shareholders
Common stock	5,170,127			10.9%
Other warrants	578,435	$2.09	1,210,467	1.2%
Employee options (2)	505,049	$2.42	1,220,987	1.1%
				13.2%

Preferred shareholders
Common stock	1,939,769			4.1%
Series A Stock	6,668,229			14.1%
Series B Stock (4)	5,975,116			12.6%
Series C Stock (5)	15,715,230			33.2%
A Warrants	512,941	$1.81	928,423	1.1%
B Warrants	512,941	$1.99	1,020,753	1.1%

				66.2%
TOTALS	47,331,805		$9,903,472	100.0%

(1)	Represents either the conversion price of the preferred stock, or the exercise price of the warrants or options, as applicable on an average basis.
(2)	Weighted average exercise price of options awarded in 2008 and 2009. See Item 11 Executive Compensation – Stock Option Awards and Note 12 of Notes to Financial Statements.
(3)	Issuable if revenue received on products based on acquired technology exceeds $5,000,000.
(4)	Represents the common shares issuable upon the conversion of the 1,493,779 shares of Series B Stock
(5)	Represents the common shares issuable upon the conversion of the 1,571,523 Series C Stock.

Market for Needlestick Prevention Products

Injectable Drug Delivery

According to Greystone Associates (‘Pre-filled Syringes February 2008’), there were a total of 19.3 billion injections worldwide in 2006. Of these 27% are from safety syringes, 56% for the traditional syringe, 14% are from pen injectors (the predominant insulin delivery system in most of the world) and 3% other devices. The injectable drug market represents an increasingly significant percentage of the pharmaceutical market, valued in excess of $100 billion annually. It is one of the fastest-growing sectors of the market, which pharmaceutical companies expect to generate an increasingly larger percentage of revenues over the coming decade. Traditionally, injectable drugs are supplied in vials that are administered via an IV or a standard syringe and hypodermic needle. There has been a strong trend over the past two decades towards the use of pre-filled syringes as a drug delivery device for therapeutic drugs and vaccines.

The Transition to Safety Products

The US market for needle-based medical devices has been undergoing a widespread transition to safety syringes over the past two decades. Currently 87% of the acute care market for hypodermic syringes, 92% of specimen collection sets, and 94% of IV catheters include a safety feature. In the alternate care market, two-thirds of the syringe market is safety syringes with even higher penetration rates among the other devices. Europe is transitioning as well. Recent legislation in the UK and Germany is likely the precursor to a rapid transition to safety devices throughout the European Union, similar to the transition that occurred in the US in the past 10 to 15 years. .

Several factors have driven increased usage of safety syringes in the US. The transmission of blood-borne diseases such as HIV-AIDS and Hepatitis C to healthcare workers precipitated federal regulation that have spurred the development of more effective needlestick prevention technology. Center for Disease Control (“CDC“) guidelines led to Occupational Safety and Health Administration (“OSHA”) regulations during the 1990’s. The Federal Needlestick Safety and Prevention Act of 2001 further modified the OSHA blood-borne pathogen (“BBP”) standards. The BBP standard required that occupational exposure control plans identify, evaluate and make use of needle devices with built-in safety features and/or needleless systems for withdrawing body fluids, accessing a vein or artery and administering medications. Prior needle-based devices at the time often included no safety feature or required active safety activation by the healthcare worker. Together with the American Nursing Association (ANA) and other organizations, MedPro lobbied for the introduction of the legislation which also required healthcare providers to engage frontline healthcare workers in the device evaluation process in order to better protect nurses from harm. OSHA is now enforcing these standards with the threat of inspections and fines for non-compliance.

Although there has been widespread adoption of safety products, the technologies utilized have not significantly eliminated sharp object injuries to healthcare workers. The International Healthcare Worker Safety Center at the University of Virginia has collected data on occupational exposures to blood borne pathogens from a cumulative total of 84 hospitals in the U.S. since September 1992. Exposure data from these healthcare facilities was collected on an annual basis, merged into an aggregate database, and analyzed using Exposure Prevention Information Network (“EPINet™”) reporting software. Although participating hospitals vary in size, geographic location, and teaching status, the exposure patterns are similar, suggesting a high degree of standardization among medical devices and procedures. The number of injuries attributable to a specific type of device and the aggregate census of the reporting facilities is published annually. The 2007 EPINet data shows 289 needlestick injuries from disposable syringes in survey hospitals totaling a census of 3400 (30+% of the incidents). Grossing up the reported incident rates for the national census of about 700,000 (a 60-80% occupancy rate on 1MM licensed beds) equates to 51,000 to 68,000 injuries from syringe use in hospitals. At an average cost of $3,000, that equates to $153 to $204 million of post-exposure testing and treatment expense, not to mention the personal and emotional ramifications. The chart below shows the trend over time. Significant improvement has been realized in IV catheters and specimen collection, beginning around 2001, but other devices have had much less dramatic progress.

Historic Needlestick Injuries
($ in millions)

	1993-1998	1997	1999	2001	2003	2005	2007
Syringe	64,497	58,223	69,207	52,844	51,250	56,937	59,500
IV Catheter	13,213	11,520	12,857	5,309	6,866	5,946	5,559
Blood Collection Set	11,672	12,422	11,078	6,113	6,189	2,522	3,294
Pre-filled Syringe/Cartridge	6,551	6,731	4,513	4,102	2,417	3,964	5,559
Winged Needle Set	13,074	14,087	23,798	9,732	12,281	12,072	10,706
5 Category Total	109,007	102,983	21,453	78,100	79,003	81,441	84,618
Testing/Treatment @$3,000	$327	$309	$364	$234	$237	$244	$254
EPINet Census Sample Size		10,087	5,118	8,703	7,239	3,885	3,900

* 12 yr CAGR, 2.1% annual decline. US Hospital based injuries based upon per census bed data, 700,000 national, extrapolated from International Healthcare Worker Safety Center, University of Virginia. U.S. EPINet Needlestick and Sharps Injury Surveillance Network.

Passive Technology Evolution

Passive technology shows significant promise in providing risk reduction in locations where health care worker injuries and exposures continue to occur. Passive safety technology requires no activation by the clinical user. Legacy safety technologies integrate a safety accessory that acts as an engineering control to prevent a needlestick injury after use, but they are only effective if activated by the user.

In addition to protecting caregivers from harm, infection practitioners are also focusing on patient safety due to changes in reimbursement policies and reporting requirements relating to as hospital acquired infections. Historically, adoption of a safety device required trade-offs between providing safety, requiring direct practitioner interaction and changing established technique. To eliminate the need for these trade-offs, MedPro has established functionality requirements including full passivity, very limited or no change in user technique, and core feature equivalence (barrel clarity, needle sharpness, breadth of line, etc.). We also position the pricing for our products to be comparable to that of current safety devices and at expected margins for strategic partners.

Targeted Market Segments

MedPro has assembled a broad portfolio of medical safety devices based on its patented passive safety technology. Our plan over the next two to three years is to commercialize eight products in our intellectual property portfolio in five defined medication delivery and specimen collection product categories. We estimate the targeted market for our products to be approximately 7 billion units, with an estimated annual revenue potential of $3.0 billion, as shown in the following table.

Estimated Market for Targeted Product Sectors
($ in millions)
Device Category	Strategic Partnership Plan	U.S.	EU	Rest of World	Total
IV Catheter	US partners targeted	$633	$-	$-	$633

Pre-filled Safety Syringes	Joint development agreement with global partner in place	213	339	304	856

Hypodermic Syringes	U.S. partners targeted	359	285	-	644

Blood Collection Sets	Six year contract with a global manufacturer for US and EU.	367	290	175	832
Transfer/Access Devices	Six year contract with a global manufacturer for US and EU.	32	25	15	72

Total		$1,604	$939	$494	$3,037

The MedPro product portfolio focuses on four distinct market segments:

Hypodermic Safety Syringes. Hypodermic syringes are ubiquitous in all clinical settings. The total hypodermic syringe market in the US is estimated at $359.1 million. Of this $122.5 million is in acute care settings that have largely converted to safety products. Roughly 87% of acute care use and 67% of alternate care use deploys some manner of safety feature, all of which still require user activation.

The hypodermic safety syringe market includes allergy, insulin (minus home self-injectors), and TB syringes. The United States market is estimated at $220 million annually. There are an additional 1.5 billion insulin syringes used for self-injection in the home, but these are excluded from the initial targeting analysis since the safety benefit is of limited value for self-injectors.

Pharmaceutical Pre-filled Syringes. The trend over past 20 years has been toward use of pre-filled syringes for injectable drugs such as vaccines, anticoagulants and therapeutic proteins. Pre-filled glass syringes typically range in volume from 0.5 milliliters to 3.0 milliliters as a result of the product’s single use intent. Pre-filled syringes are 99.7% glass because of drug stability and the potential for incompatible drug interactions with plastic. Approximately 70% of pre-filled glass syringes have a pre-attached or staked needle, and the remaining 30%, a luer slip or lock (no pre-attached) needles. In February 2008, Greystone Associates estimated the annual world-wide market for pre-filled syringe at $660 million and 2.6 billion units, with a forecasted average annual growth rate of 13.7%. The pre-filled segment now represents 28% of the global pharmaceutical market in terms of revenue and is the fastest growing segment.

Several factors are contributing to the increased use of pre-filled syringes as a preferred method to administer injectable drugs.

•	Of the 250 drugs currently under development by pharmaceutical companies, 70% are expected to be injectable, making them prospects for a pre-filled delivery device.

•	Forecasted growth in the development of vaccines over the next decade, which are well suited for pre-filled delivery.

•
Growing emphasis on the use of self-administered injectable medications in the home setting. This trend is increasing demand for medical devices that are patient-friendly, cost-effective and reduce the risk of needlestick injury incurred by caregivers and others who may come in contact with the device, such as waste haulers.

•
Advantages over traditional medicament packaging in storage vials. Use of a pre-filled syringe eliminates several required steps before use of a drug in a vial, thereby reducing the risk of medicament contamination and infection. Pre-filled cartridges and syringes contain the exact deliverable dose desired , reducing the chance medication errors and waste. Less time spent handling the medication also lessens exposure to contamination and improves productivity for the administrator.

•
Office-based physicians express a preference for pre-filled syringes over vials, particularly for vaccines, noting that pre-filled syringes save staff preparation documentation time and increase accuracy and patient safety.

IV Catheter. The IV catheter market in the United States is growing about 3% annually and has largely converted to some form of safety product. The needlestick injury incident rate in the 21st century has decreased by approximately half from the rate in the 1990’s. There are retractable designs already in the market. Despite the prevalence of IV catheters with a safety feature currently in the marketplace, 2007 data from the University of Virginia’s International Healthcare Worker Safety Center revealed approximately one catheter needlestick per 125 census beds, which would equate to 5,000 to 6,000 annual injuries in hospital settings alone.

In addition to improvements in healthcare worker safety, emphasis on patient safety is increasing due to reimbursement and reporting policies relating to hospital acquired infections. MedPro plans to introduce two devices, both with a fully passive retractable needle design, to address this concern. MedPro also plans to release a premium product incorporating a bloodless start feature with extended in-dwell time for greater patient safety and less need to replace the catheter during an episode of care. This feature will prevent leakage from the device following venous access prior to the connection of the accessories, thus enabling clinicians to improve patient care in accordance with the Infusion Nurses Society (INS) recommended guidelines.

Products

We have several products under development for the blood collection, clinical healthcare syringe, and intravenous device markets that we anticipate launching during the next 24 months.

Blood Collection Safety Needle

Our Vacuette®1 Premium Safety Needle System is a blood collection device that is formatted in two separate models: tube-activated and skin-activated. The distinction relates to the method in which the safety system, a sleeve that covers the needle after the completion of blood collection, is engaged. The operator cannot draw blood without having engaged the safety system. Both models have received FDA 510(k) approval.

The safety system on the “tube-activated” model will engage when the first blood collection tube is fully inserted into the device and blood collection activity initiates. The “skin activated” system will engage as soon as the needle is inserted into the patient and the sleeve has interacted with the patient. Our skin-activated model is considered “fully passive,” and we are not aware of any other comparable fully passive blood collection device on the market. If the skin-activated model is perceived by the market to be a premium product, it may generate higher volumes and margins.

Winged Safety Blood Collection Set

Our Vacuette® Premium Winged Safety Blood Collection Set is used for infusion and blood collection in the healthcare setting where patient comfort and ease of venous access are paramount. It is a single use, sterile device designed with a fully passive safety system that engages upon completion of access when the user grips the wings and pushes them up. When the wings close to approximately 20 degrees, the safety guard automatically releases over the needle. The user then removes the device from the patient’s skin with the needle fully covered by the guard. The guard secures itself over the needle into a fully extended and locked position covering the needle, preventing the wings from reopening, and preventing any exposure of the contaminated sharp to the user. The user then discards the device without ever having actively deployed the guard or touched the needle. We expect to receive FDA 510(k) clearance for the winged blood collection set during the fourth quarter of 2010.

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

Safety Syringe with Anti-Blunting Feature

This family of products involves anti-blunting technology coupled with safety syringe sheathing to avoid needlestick injury. The anti-blunting feature allows a user to draw medicament into a fillable safety syringe with an outer cannula covering that protects the actual injection cannula from becoming blunted (or dull) during the filling activity. It also protects the actual injection cannula from potential contamination from the medicament container. The syringe will be offered in both a fixed and removable needle models, and also with or without the anti-blunting option.

1   Vacuette® is a registered trademark of Greiner Bio-One International AG.

The passive feature for both the fillable and pre-filled safety syringe uses a safety system that activates automatically as medicament is injected into the patient. The feature, a sheath that will completely cover the cannula as it is removed from the patient, is deployed by the plunger as it is depressed and the injection is initiated. The sheath will rest against the patient until the syringe is removed, thus preventing any exposure of the contaminated sharp to the user.

Prefilled Safety Syringes

Our line of safety syringes includes a model that can accept prefilled cartridges of commonly used medicaments or specified dosage of medicaments in pharmaceutical prefilled applications. Unique and specialty medicaments can also be offered with the pre-filled safety syringe. These applications represent low volume, high value, delivery systems for prefilled products. Anticipated product development may provide a model that will be attractive to companies offering higher volume pre-filled medicaments.

Our patent pending design allows filling at standard contract cartridge filling companies and with existing pharmaceutical companies in their existing factories. The cartridge will act as both a medicament reservoir and the plunger for our pre-assembled safety syringe. This design is fully compatible with existing pharmaceutical manufacturing lines, avoiding any need to change assembly processes.

The entire line of safety syringes can create applications for more than 15 related products that fill out this product line. The family of products includes a number of different sizes, “blunts,” plungers, and other combinations of the core technology.

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

Contracts

Vacuette® Blood Collection Products

On July 15, 2008, we entered into two agreements with Greiner Bio-One GmbH, a division of Greiner Bio-One International AG, an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil, as well as a worldwide distribution network. The two agreements grant the distributor the right to manufacture, market and distribute our three Vacuette® blood collection products. Each agreement has a six-year term extending from the commencement of initial commercial manufacturing of the applicable product. The distributor agreed to pay us a production royalty per unit on a minimum volume of units of each product over the term of the agreements.

The distributor is expected to produce a designated minimum number of units each year during the first five years of the agreement, totaling 275 million units for the five-year period. The distributor is obligated to pay us a production royalty per unit, which decreases after 275 million units have been manufactured. The distributor has the right to continue to manufacture the products and pay the production royalty in year six. There will be no minimum annual production requirement for year six if the distributor has not sold 275 million units during the first five years. The distributor will not have to pay the applicable production royalty on units produced during year six until the aggregate number of units produced for years one through six exceeds 275 million and the minimum royalty on 275 million units has been paid to MedPro by the end of the fifth year.

The distributor also entered into an agreement with us for the exclusive right to manufacture, market and distribute our winged safety blood collection set on similar terms. The distributor is expected to produce a designated minimum number of units each year during the first five years of the agreement, totaling 75 million units for the five-year period. The distributor has agreed to pay a production royalty per unit and has the right to continue to manufacture the products and pay the production royalty in year six. There will be no minimum annual production requirement for year six if the distributor has not sold 75 million units during the first five years. The distributor will not have to pay the applicable production royalty on units produced during year six until the aggregate number of units produced for years one through six exceeds 75 million and the minimum royalty on 75 million units has been paid to us by the end of the fifth year.

As of the date of this filing, the distributor has completion of the automation lines for all three of our products at its new manufacturing plant in Rainbach, Austria. As the owner of the intellectual property underlying the technology, certain ongoing product design and enhancements will remain our responsibility and be performed at our expense. We may build production and automation lines in the future, but these agreements have not been negotiated at this point.

Pre-Filled Safety Syringe System

On March 8, 2010, we entered into a Joint Development Agreement with Helvoet Pharmaceutical N.V. relating to the development and distribution of our pre-filled passive safety syringe system. Headquartered in Alken, Belgium, Helvoet is a worldwide manufacturer of rubber closures and aluminum and plastic caps for pharmaceutical packaging, drug delivery and diagnostics. With more than 1,250 employees and five plants for rubber components and four plants for aluminum and plastic caps in Europe and the United States, Helvoet produces over 12 billion parts per year. Helvoet is the pharmaceutical packaging division of the Daetwyler Holding, Altdorf, Switzerland.

The joint development agreement formalizes the relationship between MedPro and Helvoet and establishes their respective responsibilities and contributions to the project. The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and Helvoet will develop rubber components for the product including determining the appropriate chemical rubber formulation and component design for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project, including the responsibilities and contributions required as a minimum standard for participation.

Product Development

Since the passage of the 2001 Needlestick Safety and Prevention Act, we have focused on developing safety solutions employing inherent passive safety needles or needleless replacements that require minimal or no user activation of the safety mechanism. Our research and development approach has been to identify and acquire leading edge technology with a view to developing medical device safety products with significant commercial potential. We have obtained all of our proprietary intellectual property, research and development through either acquisitions or technology agreements with third party inventors.

The most significant of our relationships is with Hooman Asbaghi, an inventor and designer who has developed intellectual property for needlestick reduction solutions across a wide range of applications. Mr. Asbaghi controls his inventions from inception through product design and market release. He has also assisted us from time to time in developing customer relationships in the medical device industry.

In 2004, we acquired the interest of Visual Connections, Inc., a San Diego, California design and development firm controlled by Hooman Asbaghi, in patents related to the Vacuette® passive safety blood collection system. MedPro or its predecessor paid Visual Connections a total of $2,525,425 and agreed to pay royalty fees of 6% of net sales on products developed from this technology until the patents expire, or a minimum royalty fee of $250,000 for the third through eighth years of production if this amount is greater than 6% of net sales.

In 2007, Visual Connections and Mr. Asbaghi entered into a similar agreement with SGPF LLC, a company created by W. Craig Turner, our Chairman, CEO and largest common shareholder. SGPF was established to acquire technology that we believed had potential for successful commercialization. At the time, MedPro did not have the financial resources to assume the risk of acquiring and holding the technology until development could be completed, and also risked losing the opportunity to other interested parties. Under the agreement, SGPF acquired the interest of Visual Connections in five inventions underlying our anti-blunting safety syringe and prefilled pharmaceutical products, including rights to the related patent and patent applications (the “Blunt Technology”). Visual Connections transferred its interest to SGPF upon payment of an initial transfer payment of $250,000. SGPF also agreed to pay transfer payments totaling $2,750,000 in installments over three years beginning in 2007 and a royalty of 5% on the first $250,000 of adjusted gross sales of products using the Blunt Technology in any calendar year, and 4% of the adjusted gross sales of such products for remainder of the year.

MedPro’s August 2007 agreement with SGPF provided that we would manage and direct the development of the Blunt Technology and pay up to $375,000 towards development costs with the objective of fully commercializing the Blunt Technology as quickly as possible. We also obtained an option to acquire the Blunt Technology from SGPF, which we exercised in September 2008. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Technology Development and Option Agreement.”

In June 2008, MedPro entered into an agreement with Visual Connections and Mr. Asbaghi to acquire the patents, patent applications and related rights to the technology underlying the Vacuette® Premium Winged Safety Blood Collection Set. Visual Connections transferred its interest to us upon execution of the agreement, and we paid an initial transfer payment of $250,000 shortly after we entered into our agreement for the production and distribution of the product. We also agreed to pay transfer payments totaling $1,250,000 in five quarterly installments, which began in October 2008, as well as a royalty of 4% of the adjusted gross sales of the product. The agreement also grants us a right of first refusal to negotiate an agreement for the rights to commercialize any additional Visual Connections products in the future.

In December 2009, MedPro entered into a consulting agreement with Advanced Medical Technologies, Inc. (“AMT”), a newly formed corporation owned by Mr. Asbaghi. The agreement provides that Mr. Asbaghi will assist us in connection with the development of our products and gives us a first right of refusal to acquire future medical device inventions by Mr. Asbaghi and AMT. The retainer for AMT is $15,000 per month plus certain reimbursable expenses.

In January 2010, MedPro obtained the right to acquire product development rights for a fully passive safety intravenous catheter from Millaghi Medical, a company in which Hooman Asbaghi owns a substantial interest. The product features a fully passive retractable needle design incorporating a bloodless start feature with extended in-dwell time for greater patient safety and less need to replace the catheter during an episode of care. This feature is intended to prevent leakage from the device following venous access prior to the connection of the accessories, thus enabling clinicians to improve patient care in accordance with the Infusion Nurses Society (INS) recommended guidelines. The agreement provides that MedPro will make ten quarterly technology transfer payment of cash and stock contingent upon obtaining financing. MedPro also agreed to pay a royalty equal to a portion of the purchase price on each unit sold.

In January 2010, MedPro obtained the right to the Insulin Guard self-injector from Visual Connections. The fully passive safety system on the Insulin Guard automatically encloses the contaminated end of the needle immediately after use, thus protecting the patient, the patient’s family, and caregivers.

We may also engage directly in research and product development activities in the future. Our winged intravenous valve is based on an internally developed design. We have no present plans to build an internal research and development function, and our future in-house capabilities will likely depend upon opportunities to add product development personnel through acquisitions or otherwise.

Intellectual Property and Licenses

We own or hold rights to acquire intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. As the result of several acquisitions and technology agreements, we own or control the rights to eight issued patents and five patent applications that cover our products. We have rights in both domestic and foreign intellectual property. In the aggregate, these intellectual property assets are of material importance to our business. However, we believe that no single patent, technology, trademark, or intellectual property asset is material in relation to our business as a whole.

The following table shows the domestic patents we currently hold, as well as those products for which we have filed a patent application.

MedPro’s Patent Portfolio

Product Reference	Application Number	Patent/Publication Number	Title	Application, Publication or Issue Date
Key-Lok	09/136,478	6,146,362	Needleless IV medical delivery system	11/14/2000
Vacu-Mate	08/632,010	5,688,241	Automatic non-reusable needle guard	11/18/1997
Vacu-Mate	09/336,405	6,379,336	Protection device for injection or aspiration needle	4/30/2002
Vacu-Mate	10/289,508	6,869,415	Safety device for blood collection	3/22/2005
Vacu-Mate	10/621,973	7,357,783	Safety system for a blood collection device	4/15/2008
Syringe Guard	10/983,108	7,198,617	Passively guarded, fillable injection syringe	4/3/2007
Syringe Guard	11/055,415	2006/0111679	Syringe guard with selected needle configuration	5/25/2006
Syringe Guard	11/211,336	2007/0078403	Syringe guard for pre-filled medicament vial	4/5/2007
Syringe Guard	11/422,851	2007/0287964	Hypodermic needle tip protector	12/13/2007
Butterfly	10/434,717	6,840,920	Butterfly needle with passive guard	1/11/2005
Butterfly	10/978,614	7,144,387	Butterfly needle with passive guard	12/5/2006
Insulin Pen	11/267,830	2007/0106225	Automatic Needle Guard for Medication Pen	05/10/2007
IV Catheter	12/494,108	N/A	Safety Catheter	06/29/2009

We have conducted searches and reviewed prior art relating to the safety IV winged collection set, the tube-activated blood collector, the skin-activated blood collector, and the pre-filled safety syringe and believe we are free to use and do not infringe any issued United States patent.

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

Becton Dickinson and Covidien collectively represent over 80% of the hypodermic safety syringe market with Retractable Technologies representing approximately a 10% share. In the pre-filled syringe market, Becton Dickinson is the market leader with an estimated $500 million in sales worldwide and 1 billion in units in 2004. With pharmaceutical companies now seeking to specialize in the commercialization of drugs, it is expected that contract manufacturers will be increasingly engaged to develop and fill these pre-filled syringes. Currently, major pharmaceutical companies such as Sanofi-Aventis operate their own filling lines. Small to medium sized companies typically enter into contracts with large medical device companies such as Baxter Healthcare, Cardinal Health or Hospira that have extensive contract manufacturing facilities across the US and Europe. The trend toward combining functionality and packaging in drug delivery systems will continue as new therapeutic substances are introduced at an increasingly rapid rate.

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

We have engaged Interplex Medical, LLC, an independent medical design, development and assembly service provider based in Milford, Ohio, to assemble, package, sterilize and deliver initial quantities of our Vacuette® tube-activated and skin-activated blood collection products under our distribution agreements until high volume production equipment can be fabricated to meet the expected annual demand. We also expect to engage Interplex to design and manufacture an automatic assembly system that will be capable of consistently producing our blood collection products in compliance with product specifications, the federal Food, Drug and Cosmetic Act, and all FDA requirements. We expect the system to be capable of producing 22 million pieces annually when the line is at full capacity. We currently anticipate the production line will be built by Greiner at its plant in Austria.

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

The initial commercial shipment of one of our blood collection products will initiate the obligation of Greiner Bio-One to purchase substantial minimum quantities of the product from us, and the revenues generated from our distribution agreement would be our principal source of revenue.

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

Risks Relating to Our Business

MedPro has incurred substantial losses since inception. We may incur net losses in the foreseeable future and may never become profitable.

Since MedPro’s inception in 1995, it has incurred significant losses and negative cash flows from operations. We incurred net losses of $3,282,599 in 2007 and $6,539,566 in 2008. In 2009 we had a loss from operations of ($13,022,235). Net income in 2009 was $8,376,273 after taking into account other income which included a non-cash $21,603,185 gain on the reduction of derivative liabilities. As of December 31, 2009, we had an accumulated deficit of ($56,951,866), which was ($26,704,842) larger than at the end of 2008. This is primarily due to the opening adjustment to the deficit from derivative liabilities required to be booked at January 1, 2009 of ($35,081,114).

We anticipate incurring additional losses for at least several more fiscal quarters through 2011. We expect to spend significant resources over the next few years to fund the development of our pipeline of potential products. To date, we have derived only limited revenue from the sale of two products, both of which have been discontinued. Our ability to generate revenues and become profitable will depend on our ability to timely, efficiently and successfully develop and commercialize more products. We may not ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we cannot obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our products will require substantial funds to obtain regulatory approvals and bring our products to market. Net cash used in operations was $5,309,709 in 2009. During 2009, our cash decreased by $7,558,439 to $4,078,404 at December 31, 2009. We will need financing in addition to our current cash on hand to maintain our present operations. Our future capital requirements will depend on many factors, including:

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

We anticipate we will need to raise additional funds to support our current operations and future expansion and growth plans, and we may need additional capital sooner than currently anticipated. Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, delays in bringing our products to market, future product and service opportunities, and future business combinations.

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

Our future growth depends upon our ability to develop new products.

A significant element of our strategy is to increase revenue by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant research and development, significant financial resources, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop, acquire and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of our products. In addition, patents obtained by others could preclude or delay our commercialization of a product. None of our products now in development or that we may seek to develop in the future may achieve technological feasibility, obtain regulatory approval, or gain market acceptance.

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

The manufacturers on whom we will depend may not be able to successfully produce our products on acceptable terms, or on a timely or cost-effective basis. They may not be able to manufacture our products in accordance with our product specifications or will meet FDA or other requirements. We must have sufficient and acceptable quantities of our products to conduct our clinical trials and to market, if and when the products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our products, we may be required to delay the marketing and distribution of our products, which would further delay our receipt of revenue. If our contract manufacturers are not satisfying our needs, it could be difficult and very expensive to change suppliers or to establish our own manufacturing capabilities. Any change in the location of manufacturing would require FDA inspection and approval, which could interrupt the supply of products and may be time-consuming and expensive to obtain. If we are unable to identify alternative contract manufacturers that are qualified to produce our products, we may have to temporarily suspend the production of products, and would be unable to generate revenue from the sale of products.

If we do not comply with applicable regulatory requirements in the manufacture and distribution of our products, we may incur penalties that may inhibit our ability to commercialize our products and adversely affect our revenue.

Our failure or the failure of our potential third party manufacturers to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting and reporting may result in criminal prosecution, civil penalties, recall or seizure of our products, total or partial suspension of production or an injunction, as well as other regulatory action against us. Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our products, including a withdrawal of such products from the market. The occurrence of any of these events would negatively impact our business, results of operations and financial condition.

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

The development, manufacture, and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage, and distribution. These agencies establish and enforce standards for safety, purity, and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace. We will seek to comply at all times with all such laws and regulations. We will also seek to obtain and maintain all permits and licenses relating to our operations that are necessary so that our facilities and practices comply with applicable governmental laws and regulations. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. As a result of such regulations, we may encounter a variety of difficulties or extensive costs, which could delay or preclude us from marketing our products or continuing or expanding our operations. We cannot predict if all necessary approvals will be granted or that if granted, any approval will be received on a timely basis. If we do not obtain required approvals, or if those approvals are delayed, it may also preclude us from marketing our products, or continuing or expanding our operations.

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

Our success will depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force. We are required to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 (“S-Ox”) for the first time in 2010. We are providing a management report in compliance with S-Ox 404(a) on internal control over financial reporting in connection with our annual report on this Form 10-K for the year ending December 31, 2009. If we are unable to successfully implement improvements to our management information and financial control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations and our inability to manage our growth effectively could increase our losses.

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

Because our business strategy involves the development of commercial products and sale of those products by us or our distribution partners, we may be sued for product liability. We may be held liable if any product we develop and commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals required to commercialize our medical safety products, will not protect us from any such liability. We carry product liability insurance. Currently, our coverage limits are $1 million per event, $2 million annual aggregate coverage for both our products liability policy. We also intend to seek product liability insurance for any approved products that we may develop or acquire. However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If our insurance coverage is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.

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

•	Our ability to generate and successfully increase sales of our products and expand into new markets;
•	Marketplace acceptance of our products and the impact of competition;
•	Our ability to obtain additional financing on satisfactory terms;
•	Our ability to attract and retain qualified employees;
•	Changes in the costs we pay; and
•	Governmental regulation associated with the medical safety products industry.

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

A significant number of the shares of our common stock have become eligible for sale since January 4, 2009, and the sale of those shares could depress the market price of our common stock.

The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. On December 28, 2007, we issued 11,878,685 shares of common stock in connection with our merger with Dentalserv.com. On that date we also completed a private placement to accredited investors in which we issued convertible preferred stock and common stock purchase warrants which could result in the issuance of up to an additional 32,488,380 shares of common stock in the future. As a result of warrant exercises in 2008, we issued Series B Stock convertible into 5,975,116 shares of our common stock. In March 2009, warrant holders exchanged their warrants to purchase 19,311,547 shares of our common stock and $3,000,000 in cash for newly issued Series C Stock convertible into 15,715,230 shares of our common stock. As of February 26, 2010, our outstanding stock purchase warrants could be exercised for up to an additional 1,734,340 shares of common stock in the future.

Some or all of the shares of common stock issued in connection with the merger or that may be issued (in certain circumstances) upon the conversion of the preferred stock or the exercise of the warrants may be offered from time to time in the open market pursuant to Rule 144. As additional shares of our common stock become available for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, this registration of the shares, and releases of lock-up agreements, the supply of our common stock will increase, which could decrease its market price. In addition, the holders of our preferred stock and stock purchase warrants may offer the shares of common stock issuable upon the conversion of the preferred stock or the exercise of the warrants. We also completed a registration of 2,402,029 of our shares for resale by our preferred stockholders on August 12, 2009. Sales by either of these means may have a depressive effect on the market for the shares of common stock.

In general, a person who has held shares of restricted common stock for a period of six months and is not an affiliate of the issuer of those securities, may sell those shares into the market. An initial twelve month holding period applied to shareholders who received their shares in our merger. An affiliate who has held restricted shares for the applicable holding period, upon filing of a notification on Form 144 with the SEC, may sell shares of restricted common stock into the market in an amount up to the greater of 1% of the outstanding shares of common stock or the average weekly number of shares sold in the last four weeks before such sale. An affiliate may sell this number of shares once each three months.

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

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur. As of February 26, 2010, the total number of shares of common stock issuable upon the conversion of preferred stock and the exercise of stock purchase warrants then outstanding was 30,092,915 additional shares of our common stock. Sales of a substantial number of these shares of our common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock. In addition, the registration rights of the holders of our preferred stock and stock purchase warrants could make it more difficult for us to raise funds through future offerings of our equity securities.

Our stockholders may experience additional dilution upon the exercise of warrants.

On December 28, 2007, we issued warrants to purchase our common stock in connection with a private placement to accredited investors. As of February 26, 2010, warrants to purchase up to 1,734,340 shares of our common stock were issued and outstanding. The exercise of the warrants could decrease the net tangible book value of our common stock.

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

We expect to incur significant ongoing legal, accounting and other expenses as a result of becoming a public company in December 2007. Corporate governance requirements, requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC will significantly increase our legal and financial compliance costs and make some administrative functions more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404(b); however, there can be no assurance that we can effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause it to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on its stock price.

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

Because we operated as a private company without public reporting obligations before the merger, we had limited personnel and resources to assist the development of the external reporting and compliance obligations that would be required of a public company. We have taken and will continue to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our reporting obligations. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

Item 4. Reserved.
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

Period		Bid Price
Year	Quarter	High	Low
2009
	Fourth	$4.44	$3.00
	Third	$4.50	$3.50
	Second	$5.75	$3.50
	First	$10.00	$3.90
2008
	Fourth	$12.00	$7.00
	Third	$11.50	$4.35
	Second	$4.90	$3.30
	First	$6.00	$2.00

Holders

As of December 31, 2009, we had approximately 330 holders of our common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of MedPro Safety Products, Inc. for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report. References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing multiple products in four related product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

Our strategy for the next 6 to 9 months focuses on completing the steps necessary to attain pre-market product development milestones and to commence the distribution of three products (two Blood Collectors and a Winged Safety Blood Collection Set) in these sectors. Our objective is to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into two such agreements for three of our products. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a needleless intravenous line based on patents and designs we control. As of this date, we have entered into a joint development agreement with a global manufacturer involved in stopper design and manufacture in the prefilled syringe industry segment. We will jointly exploit our prefilled and fillable safety syringes.

On December 28, 2007, we completed a reverse takeover merger with Dentalserv.com, a Nevada corporation (DRSV) with nominal assets and no active business whose shares were registered under the Securities Exchange Act. The reverse takeover merger was a condition to the purchase of our preferred stock and stock purchase warrants by four institutional investors for $13 million under the terms of our stock purchase agreement with them. On that date, the following transactions occurred concurrently:

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

We valued the warrants according to the Black-Scholes method, based on the assumptions described in Note 12 of the Notes to Financial Statements as of December 31, 2008. We also increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock. The $3,975,120 was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock was convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

In 2008, our principal investors exercised the Series “J” warrants for $13,025,000 cash, for which we issued 1,493,779 shares of newly issued Series “B” Preferred Stock. Each share of Series B Stock is convertible into 4 shares of our common stock. In March 2009, the same investors exchanged their remaining warrants for 1,571,523 shares of newly issued Series “C” Preferred Stock and $3,000,000 cash. We incurred a $240,000 advisory fee in connection with the transaction. Each share of Series C Stock is convertible into 10 shares of our common stock.

In prior years, we generated revenues from sales of two legacy products — the Safe-Mate Dental Safety Needle and the Needlyzer, a needle disposal device. We discontinued marketing the Needlyzer in 2004, and have subsequently been liquidating our inventory through sales from time to time to a distributor in Africa. We ceased marketing Safe-Mate effective as of the end of the first quarter of 2008. All of the products that MedPro currently has under development or is planning for the future incorporate passive safety designs. As a result of Safe-Mate’s non-passive design and limited sales, we decided to focus on what we now view as our core technology and technological distinction in the sharps risk reduction marketplace.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. Our operations are currently funded from the proceeds from sales of securities, revenue from operations and borrowing from commercial lenders and related parties. The Company is currently involved in an effort to raise additional equity and debt to fully exploit our intellectual property and expand our ability to get products manufactured and delivered to commercial markets.

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

We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. There have been minimal returns for credit, so no reserve for product returns has been established. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts. We have fully reserved our only receivable from the sale of the Needlyzer devices to a customer in Africa. We continue to have ongoing discussions with this customer about selling our remaining inventory in a single transaction if they can get funding to pay old invoices (approximately $21,225) and cover the cost of shipping these devices to Ghana on consignment.

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

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market, of five years. We began amortization of the Vacumate patents in December 2009 since products were first introduced for human use in December. Because our products that incorporate our Winged Safety Blood Collection Set, our Key-Lok proprietary technology and our Syringe Guard family of products are currently not in production for distribution, we have not begun to amortize these patents. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination. Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on our current borrowing rate, is in excess of our cost of our patents and expected development costs ($58 million) by approximately 644%.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

MedPro recorded net income of $8,376,273 for the year ended December 31, 2009, as compared to a loss of $(6,539,566) for year ended December 31, 2008. Losses from operations were $(13,022,235) for 2009 and $(5,920,099) for 2008.

In 2009, we recorded net other income of $21,398,508 compared to net other (expense) of $(619,467) in 2008. Other income in 2009 included $21,603,185 of gain associated with derivative liabilities recorded on January 1, 2009. The gain was primarily due to the decline in the carrying value of the derivative liability as a result of the decrease in our share price during the year.

Net other expense included interest expense of $250,546 for 2009 and $795,083 for 2008. Interest income was $45,869 for 2009 and $62,547 for 2008. Income from the settlement of long outstanding debt of $113,069 was included in net other expense for 2008.

Sales for 2009 were $5,388 compared to $19,128 for 2008. The decline in sales was principally due to the discontinuance of sales of the Safe-Mate device and limited sales of the Needlyzer device to a company in Ghana. The Company received fees for services and automation activity totaling $12,045 in 2009 versus $2,235,100 of such revenue in 2008.

In 2008 we earned $2,000,000 under agreements with the distributor of our Vacumate safety needles and the winged blood collection set. We recorded program fees of $1,000,000 on each of the safety needle and the winged blood collection set projects in September 2008 when we delivered the automation plan for producing the safety needle and the design plan for the winged blood collection set.

In October 2008 we received an advance of $700,000 for costs associated with automation and other product development activities requested by our distributor. At December 31, 2008 we had spent $687,955 of the advance. In 2008 we recorded $235,100 of the advance as income from the reimbursement of automation expenses. We had also used the advance to purchase packaging equipment for $452,855, which cost was deferred, along with the associated revenue from our customer for its purchase, during 2008. After we reached an oral understanding with the customer during 2009 that we would retain the packaging equipment, we applied $452,855 of deferred revenue from the 2008 advance against the purchase price. We will retain the equipment at a zero dollar carrying value. The remaining $12,045 of deferred revenue from the 2008 advance was recognized in 2009.

The most substantial difference between the losses from operations in 2009 and 2008 was the $5,320,123 increase in compensation expense. The charge for stock option expense went from $2,693,250 in 2008 to $7,374,450 in 2009, an increase of $4,681,200. The balance of the change in compensation represents new employee compensation, the impact of full-year salaries in 2009 versus partial-year salaries for employees hired in 2008, bonuses and raises during 2009.

Payroll costs, excluding share-based compensation and payroll taxes, increased by $611,105 in 2009 compared to 2008. The Company added two engineers late in 2008 and a quality assistant in early 2009. We also added an accounting manager and an administrative assistant in the fourth quarter of 2008. This increased our full time equivalent salaries for 2009. The number of our full-time employees increased from seven in August 2008 to thirteen for most of 2009. We ended the 2009 year with twelve employees. In addition, compensation expense increased as a result of our adoption in 2008 of both a share-based incentive compensation plan and a qualified defined contribution 401(k) and profit sharing plan to attract and retain quality employees. The costs associated with the profit sharing plan in 2009 were $195,656 in 2009 and $151,131 in 2008.

On August 18, 2008, we adopted our stock incentive compensation plan and granted options to purchase 3,000,000 shares of common stock to seven employees and two directors. The options may be exercised only during a thirty-day period ending on January 1, 2013. If before that date either the recipient terminates service with us or a change of control occurs, then the recipient must exercise the options 30 days after the event. Because the exercise price was less than market price of our common stock on the date of grant, we set a date certain for the exercise of the options in order to qualify for exemptions from excise taxes under IRS deferred compensation rules.

Total compensation for the August 2008 grants will be $14,580,000, $4.86 per share underlying the options. The Black-Scholes model was used to value the options. The valuation methodology and underlying assumptions are described in Note 12 of the notes to the financial statements. The compensation expense is being charged to earnings over 24 months, which period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $7,290,000 of compensation expense in 2009 and $2,693,250 of compensation expense for the period from August 18 through December 31, 2008. The balance of the unearned compensation was $4,596,750 at year-end.

In 2009, we granted incentive stock options for 185,715 shares in May and for 47,256 shares in October. The May options were valued at $355,106 and the October options were valued at $91,944 utilizing the Black-Scholes valuation methodology. Total share-based compensation expense on these awards totaled $45,031 in 2009.

The Company also granted 50,000 options to our two newest Directors, Kiely and Fletcher, under the same terms and conditions in the options granted to our Directors in 2008. They are each exercisable for one share of common stock at $1.81 per share and they may only be exercised from January 1, 2013 to January 31, 2013. The total expense associated with these options was $224,373. Through 2009, $39,419 has been earned and recorded as an expense and $184,954 remains unearned.

Professional and insurance costs decreased $282,480 over the same period in 2008. Consulting fees, accounting fees, insurance and other related expenses increased $356,920 during 2009 while legal fees declined $639,400. The decline in legal fees represents the one-time fee in 2008 of $700,000 paid to a former supplier to settle a claim for legal fees and costs and a modest increase in other legal of $60,600.

Travel expenses were $85,436 higher in 2009 versus 2008, reflecting increased directors travel costs, heightened activity with customers and suppliers, and associated developmental engineering expenses. Airfare increased $37,966, representing both more international travel and travel in general, as well as, fuel cost pressures on ticket prices. Hotels, meals, and non-air travel increased $47,470 in 2009.

We recorded inventory adjustments of $294,877 in 2008 in connection with our legacy products. We wrote off and destroyed our remaining Safe-Mate inventory for a charge of $42,445 and we wrote down the Needlyzer inventory by an additional $252,432.

Other significant differences between 2009 and 2008 included:

•
Advertising and promotion costs were $386,480 in 2009. In accordance with the September 2007 stock purchase agreement, we engaged an investor relations firm in September 2008. We paid a monthly retainer of $13,500 for the first 12 months and issued 35,294 shares of common stock at $9.50 per share, or $335,293 in total. We terminated our contract with the initial public relations firm and engaged a new firm in October of 2009. Monthly retainer for the new firm ranges from $3,500 to $5,000 per month. Advertising and promotion costs were $204,286 for 2008.

•
Product development costs increased by $450,708 from 2008 levels. These costs reflect the increased costs of developing multiple products as opposed to focusing on one device in 2008. We have had better results with U.S. contract manufacturers and have significantly shortened our time from drawing to first shots out of proof of concept and initial small cavitational production molds. These successes have resulted in our progress on new devices moving along much more quickly. As a result we have incurred additional costs for later phases of the product development cycle.

•
Depreciation and amortization expenses (associated with intellectual property) increased by $73,947, reflecting the depreciation of additional testing equipment and manufacturing equipment acquired in 2009. Intangible asset amortization of $42,090 was recorded in 2009, along with amortization of finance costs of $41,772. This is $42,090 higher than 2008. Depreciation in 2009 was $107,250 versus $75.393 in 2008. Fixed asset additions were $480,865 in 2009. They consisted primarily of manufacturing molds, jigs and fixtures.

•
We recorded $202,494 of loss in 2008 on the abandonment of assets, molds, jigs and fixtures in China. We transferred one asset to a customer in 2009 with a net book value of $2,892. It was a third set of testing fixtures associated with the blood collection product.

•
Other income includes gains on the write down of third party payables in settlement of long outstanding accounts payable. We were able to negotiate reductions of amounts due third parties for bills relating to legal costs incurred working with the FDA in connection with our legacy products. These fees were incurred several years ago. Other fees for general corporate work were also written down before being paid in full. The fees totaled $378,628 at December 31, 2007 and were settled for $283,865, a savings of $94,763. The balance of the other income includes fee for service income of $11,200 and misc income of $7,106. As mentioned above, besides interest income and expense, other income in 2009 was $21,603,185 from the change in fair value of derivative liabilities.

•	Interest income was $45,869 in 2009 as compared to $62,547 in 2008. The change reflected the decline in temporary cash investments due to the decline in cash available for overnight sweep investments.

Liquidity and Capital Resources

Total assets were $14,789,555 as of December 31, 2009 and $22,757,649 as of December 31, 2008. The $7,968,094 decline in total assets reflects the impact of the negative cash flow from operations, as well as investing and financing activities of $7,564,400. The decline was partly offset by the net new equity of $2,760,000. We spent $480,865 on the purchase of new leasehold improvements, equipment and other assets and paid $4,145,244 toward the net repayments of debt. We also spent $386,476 on open market repurchases of shares. These factors roughly approximate the decline in total assets. During 2009, our cash decreased by $7,564,400 to $4,072,443 at December 31, 2009.

In September and October 2008, our principal investors exercised warrants and purchased Series B Stock for a total purchase price of $13,025,000, which increased our equity and available cash. In March 2009, we completed transactions in which our principal investors exercised a portion of their warrants for cash totaling $3,000,000 and exchanged all of their remaining warrants for shares of newly designated Series C Stock. As a result of the warrant exercise and exchange, these investors acquired 1,571,523 shares of Series C Stock, each of which is convertible into 10 shares of our common stock.

On January 1, 2009 we recorded a derivative liability of $41,402,196 in connection with our warrants that contained certain down round protection features, registration rights, as well as, cashless exercise provisions. Many of the conversion features expired in August 2009 when the registration statement for the common stock underlying convertible preferred stock and warrants became effective. Other terms expired at the end of 2009. By year end, all of the derivative liability had been written off or recognized as gain.

Our credit agreement originally included a $5,000,000 term loan and a $1,500,000 revolving line of credit. During 2009, we paid off the $1,498,475 balance of the line of credit. At December 31, 2009, the outstanding balance of the term loan was $ 2,361,111. The term loan matures on August 1, 2011. Our monthly payment under the term loan is approximately $138,889 of principal plus interest at the prime rate plus 2%.

Our term loan agreement was modified in June 2009 to release our Chairman and Chief Executive Officer W. Craig Turner from his personal guarantee. In return, we agreed to maintain a compensating cash balance with the lender equal to the declining balance of the term note. We met the loan covenant at the end of 2009 and at the end of each subsequent month.

We also incurred a new $1,500,000 loan at another bank. That loan has been renewed through June 29, 2010 and is secured by a compensating cash balance held in an account with the lender.

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

Although we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon our distribution partner can complete manufacturing arrangements and commence product delivery. We expect product assembly and delivery to begin in the second quarter of 2010. Delays associated with product reliability problems with the tube activated blood collector as a result of imperfect semi-automated assembly techniques and some product design related issues have deferred the projected date of initial revenue until second quarter of 2010.

Despite our expectation of receiving revenue from the sale of our products in 2010, we may be required to obtain additional funding to maintain our current level of operations, as well as to fund the development and launch of all of the safety products for which we currently own intellectual property rights and new devices currently under contract. We have borrowed $850,000 from our principal investor, who has agreed to lend us $375,000 more before April 1, 2010. See Note 15 of Notes to Financial Statements -Subsequent Events. If we seek additional funds from our principal investor, we may have to issue additional warrants, which could further dilute existing shareholders. We will monitor our cash flow carefully and will maintain only the employment levels necessary to sustain operations. If we cannot find sources of additional funds on reasonable terms, we may be forced to limit or even suspend our operations and product development plans, which would adversely affect our efforts to achieve profitability and to continue our business.

We believe there is a well defined market for our products, encouraged by Federal Needlestick Safety and Prevention Act, which requires the use of products similar to those we are developing. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities over the past three years, general interest in the skin activated product, and our existing minimum volume distribution contracts. In addition, in March 2010, we entered into a joint development agreement with Helvoet Pharmaceutical N.V. for the development and distribution of our pre-filled passive safety syringe system. The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and Helvoet will develop rubber components for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project. Headquartered in Alken, Belgium, Helvoet is a worldwide manufacturer of rubber closures and aluminum and plastic caps for pharmaceutical packaging, drug delivery and diagnostics.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twelve months will require substantial additional funding. Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2009 and 2008
•	Statements of Operations for the Years Ended December 31, 2009 and 2008
•	Statements of Shareholders' Equity/(Deficiency) for the Years Ended December 31, 2009 and 2008
•	Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
•	Notes to Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Not applicable

Item 9A(T). Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in MedPro’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B. Other Information.

2010 VOMF Bridge Loan

On February 8, 2010, we borrowed $500,000 from VOMF. The loan provides MedPro with additional financial flexibility. The outstanding principal balance bears interest at an annual rate of 6%, and all principal and interest was originally due and payable on March 31, 2010.

Under the terms of the note purchase agreement, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request. Other covenants of the note purchase agreement provide that without the written consent of VOMF, we will not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens. We also agreed not to sell any of our properties, assets and rights including, without limitation, its software and intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF.

On February 26, 2010, we increased the outstanding principal balance of the bridge loan to $850,000 and extended the date on which all principal and interest is due and payable to June 30, 2010. In consideration, we issued to VOMF a warrant to purchase 212,500 shares of our common stock at $4.00 per share. The warrant has a five-year term. The warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at a price per share less than $4.00 (or the adjusted warrant price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

Joint Development Agreement

On March 8, 2010, we entered into a Joint Development Agreement with Helvoet Pharmaceutical N.V. relating to the development and distribution of our pre-filled passive safety syringe system. The joint development agreement formalizes the relationship between MedPro and Helvoet and establishes their respective responsibilities and contributions to the project.

The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and Helvoet will develop rubber components for the product including determining the appropriate chemical rubber formulation and component design for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project, including the responsibilities and contributions required as a minimum standard for participation.

Headquartered in Alken, Belgium, Helvoet is a worldwide manufacturer of rubber closures and aluminum and plastic caps for pharmaceutical packaging, drug delivery and diagnostics. With more than 1,250 employees and five plants for rubber components and four plants for aluminum and plastic caps in Europe and the United States, Helvoet produces over 12 billion parts per year. Helvoet is the pharmaceutical packaging division of the Daetwyler Holding, Altdorf, Switzerland.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table shows information regarding our current directors and executive officers. The directors are elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
W. Craig Turner	56	Chief Executive Officer and Chairman of the Board of Directors
Walter W. Weller	57	President, Chief Operating Officer, Director
Marc T. Ray	56	Vice President Finance, Chief Financial Officer
Gary A. Peterson	58	Director
Warren Rustand	66	Director
Ernest L. Fletcher	56	Director
W. Leo Kiely III	62	Director

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

Marc T. Ray was appointed Vice President Finance and Chief Financial Officer of our predecessor in October 2007 and continued in the same capacity when our merger took effect in December 2007. Mr. Ray served as the Treasurer and as a member of the Board of Directors of MedPro from July 1994 to August 2007. Mr. Ray is a Certified Public Accountant with 33 years of experience. From November 2004 to October 2007 Mr. Ray has served as the managing member of Ray, Foley, Hensley & Company, PLLC, a public accounting firm that he founded in Lexington, Kentucky. From February 1994 to October 2004, Mr. Ray was President of the Lexington, Kentucky based public accounting firm Ray, Hager & Henderson, PSC. In addition, from November 1997 until November 2005, Mr. Ray served at various times as treasurer, director, executive committee member and compensation committee member of Prevent Child Abuse America, a national charitable organization headquartered in Chicago, Illinois. From 1976 through 1978 and 1982 through January 1994, Mr. Ray was employed or was a partner (1986) with Coopers & Lybrand, a predecessor of PriceWaterhouseCoopers. In the intervening years Mr. Ray was employed as a financial analyst with a fortune 500 company and was a partner in a local accounting firm.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and people who own more than 10 percent of our common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings other than by Mr. Turner and Mr. Peterson, each of whom filed a report after February 14, 2010 to report gift transactions during 2009.

Item 11.	Executive Compensation.

The Summary Compensation Table below shows the compensation earned by our executive officers for the last two fiscal years.
Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Non Equity Incentive Plan Compen- sation ($)	Change in Pension Value and NonQuali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($) (4)		Total ($)

W. Craig Turner,	2009	$292,745	$78,415	$31,507	(1)	-	-	$41,590	(5)	$444,257
Chairman and	2008	251,206	-	5,103,000	(1)	-	-	285,413	(5)	5,639,619
Chief Executive Officer	2007	127,209	-	24,630	(2)	-	-	337,500	(5)	489,339

Walter W. Weller,	2009	$264,408	$62,000	$49,407	(1)	-	-	$41,160	(5)	$416,975
President and	2008	204,727	-	5,103,000	(1)	-	-	34,754	(5)	5,342,481
Chief Operating Officer	2007	158,462	-	24,630	(2)	-	-	45,833	(5)	228,925

Marc T. Ray,	2009	$216,715	$42,000	$49,407	(1)	-	-	$38,339		$346,461
Chief Financial	2008	179,634	-	1,701,000	(1)	-	-	28,188		1,908,822
Officer(3)	2007	40,385	-	24,630	(2)	-	-	-		65,015

(1)
Represents the aggregate grant date fair value recorded under ASC 718 with respect to stock options awarded to the named executive on August 18, 2008 and May 27, 2009.  In 2008 Messrs. Turner and Weller were each awarded options 1,050,000 shares, and Mr. Ray received options to purchase 350,000 shares.  In 2009, each of them was awarded options for 25,974 shares.  The terms of these awards are described under “Stock Option Awards,” below.

(2)	Each of the named officers received stock valued at $24,630 as compensation for service as a director during 2007 before the merger with Dentalserv.com.
(3)	Mr. Ray joined MedPro as Chief Financial Officer in October 2007, after having previously served as a director.
(4)	The following table shows the various components of All Other Compensation paid in 2009.

Name	Fee for Personal Guarantee	Management Fee	Profit sharing Amount	401(k) Match	Group Term Life	Health Savings Account Contribution	Totals

Mr. Turner,
2009	—	—	$22,700	$13,600	$1,290	$4,000	$41,590
2008	$250,000	—	28,954	1,546	913	4,000	285,413
2007	250,000	$87,500	—	—	—	—	337,500

Mr. Weller
2009	—	—	$22,700	$15,170	$1,290	$2,000	$41,160
2008	—	—	28,954	2,762	1,038	2,000	34,754
2007	—	$45,833	—	—	—	—	45,833

Mr. Ray
2009	—	—	$22,700	$10,349	$1,290	$4,000	$38,339
2008	—	—	21,781	1,494	913	4,000	28,188
2007	—	—	—	—	—	—	—

(5)
Mr. Turner received a fee in 2007 and 2008 for his personal guarantee of our bank indebtedness. In 2009, Mr. Turner and Mr. Weller each was paid for management services accrued in 2007. The amounts shown were included in the 2007 financial statements. Mr. Weller also received payments totaling $66,576 (2009) and $50,417 (2008) for unpaid compensation for years before 2007. These amounts were not listed above since they were recorded in the financial statements for 2006 and prior years.

Stock Option Awards

On August 18, 2008, our board of directors adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (the “2008 Plan”) and awarded options to purchase a total of 3,000,000 shares to directors, officers and employees at an exercise price of $1.81 per share. The exercise price is equal to the per share valuation of our common stock agreed upon with the holders of our Series A Stock in connection with those holders’ purchase of preferred stock and warrants to purchase common stock for $13 million on December 28, 2007. The options may be exercised only during the 30-day period ending on January 31, 2013. If before that date, either the recipient terminates service with us or a change of control of our company (as defined in the 2008 Plan) occurs, then the recipient must exercise the options 30 days after the event.

On May 27, 2009, we awarded incentive stock options to our employees. Our three executive officers each received options to purchase 29,574 shares of common stock. The options awarded to Messrs. Weller and Ray have an exercise price of $3.85 per share, which was trading price of our common stock on the grant date, and a ten-year term. The options awarded to Mr. Turner have an exercise price of $4.24 per share, or 110% trading price of our common stock on the grant date, and a five-year term. The options were exercisable upon grant.

Employment Agreements

In 2009, we entered into employment agreements with our three executive officers W. Craig Turner, Walter W. Weller and Marc T. Ray. Each of the employment agreements extends for an initial three-year term, subject to automatic one-year extensions thereafter, unless we or the executive provide prior written notice of intent not to renew. The initial terms of the employment agreements expire on the following dates:

W. Craig Turner	June 30, 2012
Walter W. Weller	September 30, 2012
Marc T. Ray	December 31, 2011

Each of the employment agreements provides that the named executive officer will be paid a base salary and is eligible for a bonus of up to a specific percentage of base salary. The annual base salaries and maximum bonus percentages are as follows:

Name	Annual Salary	Maximum Bonus (% of annual salary)
W. Craig Turner	$340,000	100%
Walter W. Weller	292,500	100%
Marc T. Ray	215,500	70%

The board of directors has sole discretion to increase the base salary and determine the amount of and criteria for any bonus for Messrs. Turner and Weller. Either the board of directors or Mr. Turner can change the base salary and determine the amount of and criteria for any bonus for Mr. Ray, subject to applicable corporate governance requirements of any securities exchange on which our common stock may be listed. Each of the executives is entitled to participate in our stock option and incentive compensation arrangements for management and in our employee benefit plans, policies and practices on the same terms and conditions as other employees, including vacation and holiday time. The agreements for Messrs. Turner and Weller provide for them to have the use of a personal assistant.

Each agreement contains confidentiality, non-solicitation and non-competition covenants. The executive agrees not to encourage employees to leave the Company, encourage customers to terminate their relationships with the Company, and compete with the Company during his employment and during a restricted period. For Messrs. Turner and Weller, the restricted period extends for six months after terminating employment. For Mr. Ray, the restricted period ends on the later of (i) the expiration of the term of his employment agreement or (ii) two years after terminating employment. Each executive also agrees to maintain the confidentiality of the Company’s information during and after employment with the Company.

The employment agreements provide that if the executive voluntarily terminates his employment, or if we terminate the executive for cause (as defined in the employment agreement), then we have no further obligations to the executive after the date of termination. Should we terminate the executive other than for cause, we must continue to pay the executive’s monthly base salary (but no other amounts related to any employee benefit plans and no further accrual of vacation, sick or holiday time) until the end of the term of the agreement, subject to and in exchange for any written releases we deem appropriate.

Our agreements with Messrs. Turner and Weller provide that upon termination of employment following a “change of control,” the executive will receive a single sum payment in an amount equal to his monthly base salary for 36 months (less any applicable social security, federal, state or local tax withholdings), based on the monthly base salary in the month in which such termination occurs.

The employment agreements for Messrs. Turner and Weller define a "change of control" as the occurrence of one of the following events:

•	any person or group acquires ownership of our stock that, together with stock held by that person or group, constitutes more than 50% of the total fair market value or total voting power of our stock.
•
any person group acquires, during a 12-month period ending on the date of the most recent acquisition by that person or group, ownership of stock possessing 30% or more of the total voting power of the stock of our Company,

•
a majority of the members of our board of directors are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors before the date of the appointment or election.

•
any person or group, during a 12-month period ending on the date of the most recent acquisition by that person or group, assets from our Company or a parent entity that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before the acquisition or acquisitions.

There is no change of control in the event of a transfer to an entity that is controlled by the shareholders of our company immediately after the transfer. In addition, the transfer of our assets to one of the following recipients will not constitute a "change of control":

•	a shareholder of our company (immediately before the asset transfer) in exchange for or with respect to its stock;
•	an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us;
•	a person or group that owns, directly or indirectly, 50% or more of the total value or voting power of all of our outstanding stock; or
•	a person, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person described in the preceding subparagraph.

We have agreed to pay Messrs. Turner and Weller the amount of any state, local or federal tax incurred as a result of payments made to him that would not have been imposed but for the occurrence of a change of control.

Mr. Ray’s employment agreement provides that upon a change of control any amounts he would be due in connection with any unexpired term may be accelerated, without discount, at his discretion. His employment agreement defines a “change of control” as (1) a change in ownership of 50% or more within a 12 month period as a result of a single transaction or a series of transactions with one or more related buyers or a consortium of buyers, or (2) any sale, merger, consolidation or leveraged buyout resulting in our company no longer being public as a standalone company. We have agreed to indemnify Mr. Ray against any excise tax (in connection with parachute payments) or additional taxes, other than ordinary income taxes, due to the acceleration of payments as a result of a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the stock options currently held by the named executives. We have not awarded restricted stock to our executives.

	Option Awards
(a)	(b)	(c)	(d)	(e)		(f)
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Shares, Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)		Option Expiration Date

W. Craig Turner
8/19/08	-	1,050,000	n/a	$1.81	(1)	1/31/13	(2)
5/27/09	25,974	-	n/a	4.24		5/27/14

Walter W. Weller
8/19/08	-	1,050,000	n/a	1.81	(1)	1/31/13	(2)
5/27/09	25,974	-	n/a	3.85		5/27/19

Marc T. Ray
8/19/08	-	350,000	n/a	1.81	(1)	1/31/13	(2)
5/27/09	25,974	-	n/a	3.85		5/24/19

(1)
The exercise price is equal to the per share valuation of our common stock agreed upon with the holders of our Series A Stock in connection with those holders’ purchase of  preferred stock and warrants for $13 million on December 28, 2007.

(2)
The options may only be exercised during a 30-day period ending on January 31, 2013.  If before that date either the recipient terminates service with us or a change of control of our company occurs, then the recipient must exercise the options within 30 days after  the event.

Option Exercises and Stock Vested

No options were exercised and no stock awards vested during 2009.

Director Compensation

None of MedPro’s directors other than executive officers received cash compensation for service as a director during 2009. Messrs. Peterson and Rustand were each awarded options to purchase 100,000 shares on August 18, 2008, on the terms described under “Stock Option Awards,” above. Amounts paid to Messrs. Turner and Weller are included in the Summary Compensation Table. On August 24, 2009, Messrs. Fletcher and Kiely were each awarded 50,000 share options each at the same exercise price and on the same terms as the options awarded to Messrs. Peterson and Rustand on August 18, 2008.

The following chart shows compensation paid or awarded to our non-employee directors for the year ended December 31, 2009.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Gary A. Peterson	—	—	—	—	—

Warren Rustand	—	—	—	—	—

Ernest L. Fletcher (1)	—	—	$112,186	—	$112,186

W. Leo Kiely III (1)	—	—	$112,186	—	$112,186

(1)
Messrs. Fletcher and Kiely joined the board of directors on October 21, 2008.  On August 24, 2009, they were granted options at the same exercise price as the options granted to our other directors in 2008.

2008 Stock and Incentive Compensation Plan

On August 18, 2001, our board of directors adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan. The 2008 Plan authorizes the issuance of a maximum of 7,500,000 common shares for awards to employees and directors, subject to adjustment as described below. If an award granted under the 2008 Plan expires or terminates without exercise, the shares no longer subject to that award will again become available for issuance under the Plan. A maximum of 1,500,000 common shares subject to stock-based awards or $1,000,000 for cash-based awards may be granted during any one fiscal year to any one individual. A maximum of 300,000 shares may be issued upon the exercise of incentive stock options. A maximum number of 50,000 shares may be issued without consideration as restricted stock awards, restricted stock units or other “full-value awards.” The 2008 Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, and cash performance awards.

The 2008 Plan became effective upon adoption by the board of directors. The 2008 Plan was subsequently approved by shareholders as required by the Internal Revenue Code in order to award incentive stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 26, 2010, by:

•	each person known by us to be the beneficial owner of more than 5% of either class of our common stock;
•	each of our executive officers and directors; and
•	our executive officers and directors as a group.

The table does not show the full potential effect of the conversion of Series A, Series B or Series C Stock into our common stock or the exercise of warrants to purchase our common stock. None of the Series A, Series B and Series C Stock may be converted, nor may the related warrants be exercised, to the extent that such a conversion or exercise would cause the holder to beneficially own more than 9.9% of the outstanding common stock. The holder may terminate the restriction 60 days after giving written notice to MedPro.

	Shares Beneficially Owned (1)
Name	Number of Shares	Percentage of class (2)

W. Craig Turner (3)	4,690,462	34.9%

Vision Opportunity Master Fund, Ltd. (4)	1,653,679	12.5

Vision Capital Advantage Fund LLC (5)	1,443,090	9.9

Gary A. Peterson (6)	1,098,569	8.3

Baton Development (6)	1,037,041	7.8

Warren Rustand (7)	242,658	1.8

Walter W. Weller	195,047	1.5

Marc T. Ray	72,624	*

Ernest L. Fletcher	14,000	*

W. Leo Kiely III	0	0

Executive officers and directors as a group (7 persons)	6,313,360	47.0

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

(2)           Percentages are based upon 13,215,311 outstanding shares.  Shares underlying currently exercisable warrants and convertible preferred shares are deemed outstanding for determining the ownership percentage solely of the holder.

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

(6)           Mr. Peterson is the CEO of Baton Development. Business address is 10040 East Happy Valley Road # 37, Scottsdale, Arizona 85255.

(7)           Includes currently exercisable warrants for 130,023 shares.

Equity Compensation Plan Information

The following table provides information with respect to our equity compensation plans as of December 31, 2009.

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,332,971	$1.95	4,500,000

Equity compensation plans not approved by security holders	0	0	0

Total	3,332,971	$1.95	4,500,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Certain Relationships and Related Transactions

The following section describes transactions between MedPro and its directors, executive officers and their affiliates since January 1, 2007. Transactions before December 28, 2007, involved one of MedPro’s two predecessors — Dentalserv.com (or DRSV), a Nevada public shell corporation, and MedPro, Inc., a Delaware corporation.

•	Issuances of shares by MedPro before January 10, 2007, in transactions have been adjusted to reflect both its merger with Vacumate (described below) and the merger with DRSV on December 28, 2007.
•	Issuances of shares in transactions between January 10, 2007, and December 28, 2007, have been adjusted to reflect the merger with DRSV.

Pre-Merger Transactions Involving MedPro

2007 VOMF Bridge Loan

In anticipation of the closing of the merger and the private placement with our Series A Stockholders, in 2007 we borrowed $1,000,000 from Vision Opportunity Master Fund at an interest rate of 8% per year and paid an origination fee of $50,000. VOMF also purchased $12 million of the $13 million of newly issued Series A Stock and related warrants to purchase our common stock. The loan was paid back in full with the proceeds from the sale of those securities. See “Item 1 – Business – History and Recent Reorganization.”

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

As part of the debt restructuring, Mr. Turner personally guaranteed the term loan and revolving line of credit under our credit agreement. We paid Mr. Turner a $250,000 fee for the personal guarantee for both 2007 and 2008. Mr. Turner subsequently assigned the right to receive the 2007 guarantee fee to another shareholder, and on December 28, 2007, the shareholder exchanged this right for 138,783 common shares, or $1.36 per share.

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

As a result of its exercise of the option, MedPro assumed the obligation to pay the six quarterly patent transfer payments of $250,000 then remaining, or a total of $1,500,000. During 2009 $1,250,000 of these payments were made. The final payment of $250,000 was made in 2010.

2007 Stock Sale

On May 10, 2007, MedPro issued a total of 516,474 shares to three shareholders for $500,000, or approximately $0.97 per share, to raise cash to retire a convertible note. The price per share was negotiated with the shareholders. One of the shareholders involved in these transaction was William Turner, the father of our Chairman and CEO, who paid $250,000 in cash to purchase 258,237 shares.

Ongoing Relationships

Lease

We lease our office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease. The lease runs through 2012 at a monthly rent of $6,975, with an option for two five-year extension options. The lessor is a partnership in which MedPro’s Chairman and CEO holds an interest.

Advisory Agreements with SC Capital Partners

SC Capital Partners, LLC served as a financial advisor in connection with the December 2007 private placement to VOMF and other investors. For those services, SC Capital received a total of $1,040,000 in cash, 593,931 newly issued shares of common stock and warrants to purchase 533,458 shares of common stock. The warrants, which SC Capital assigned, are exercisable at an exercise price of $1.81 and have substantially the same terms as our Series A warrants. Upon completion of the merger, Warren Rustand, Managing Partner of SC Capital, became a MedPro Director.

In March 2008, we entered into a financial advisory agreement with SC Capital. SC Capital has agreed to provide us with advisory services, finder services, merger and acquisition services and strategic alliances services. The agreement will last for a minimum term of six months and will continue on a month-to-month basis until it is terminated by either party in writing with 30 days notice.

We pay SC Capital a consulting fee of $15,000 per month until the agreement is terminated. We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement. For an equity financing transaction, we must pay SC Capital a consulting fee equal to 8% of the principal cash amount of all securities and institutional and secondary financings introduced by SC Capital and provide SC Capital with warrants to purchase a number of shares or units equal to 8% of the number of shares or units sold under the equity financing. In a debt financing transaction, we must pay SC Capital a consulting fee equal to 3% of any gross proceeds received by MedPro in connection with a debt financing. In a committed debt facility, the fee owed to SC Capital is to be calculated on the gross available amount committed to us. In connection with any merger and acquisition transaction occurring during the term of the agreement, SC Capital would be entitled to 2.5% of the total transaction consideration for the first $20 million and 2.0% for any amount over $20 million. For strategic alliances or other business realignments resulting from SC Capital’s services, we must pay a consulting fee equal to 8% of the value of the transaction.

During 2009 we paid SC Capital a financing fee of $240,000, equal to 8% of the $3,000,000 received in connection with the March 24, 2009 exchange of warrants for Series “C” Preferred Stock with VCAF and VMOF.

Other Transactions in Which Related Parties Have an Interest

In 2009, we paid Mr. Turner $87,500 and Mr. Weller $45,833 for management services, which amounts had been accrued and recorded in our 2007 financial statements. Mr. Weller also received payments totaling $66,576 in 2009 and $50,417 in 2008 for unpaid compensation owed for years before 2007.

C. Garyen Denning, MedPro’s Vice President of Sales and Marketing, is the son-in-law of W. Craig Turner, our Chairman. Mr. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $147,972 during 2009.

Bethany Denning, MedPro’s Director of Human Resources, is the daughter of W. Craig Turner, our Chairman. Ms. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $100,153 during 2009.

2010 VOMF Bridge Loan

On February 8, 2010, MedPro borrowed $500,000 from VOMF. The loan provides MedPro with additional financial flexibility. The outstanding principal balance bears interest at an annual rate of 6%, and all principal and interest was originally due and payable on March 31, 2010.

Under the terms of the note purchase agreement, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request. Other covenants of the note purchase agreement provide that without the written consent of VOMF, we will not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens. We also agreed not to sell any of our properties, assets and rights including, without limitation, its software and intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF.

On February 26, 2010, we increased the outstanding principal balance of the bridge loan to $850,000 and extended the date on which all principal and interest is due and payable to June 30, 2010. In consideration, we issued to VOMF a warrant to purchase 212,500 shares of our common stock at $4.00 per share. The warrant has a five-year term. The warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at a price per share less than $4.00 (or the adjusted warrant price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Rodefer Moss & Co, PLLC for the audit of the company’s annual financial statements for 2009 and 2008 and fees billed for other services rendered by Rodefer Moss & Co, PLLC.

	2009	2008
Audit fees	$88,000	$93,368
Audit-related fees	32,211	43,717
Audit and audit-related fees	120,211	137,085
Tax fees	—	—
All other fees	—	—
Total fees	$120,211	$137,085

Audit fees include fees for the audit of the annual financial statements and reviews of the condensed financial statements included in our quarterly reports.  Audit-related fees relate principally to audit-related and review services associated with registration statements filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

The following financial statements of the company are included at the end of this report:

(b)	Financial Statement Schedules

Not applicable.

(c)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).

3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).

4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).

4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).

4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).

4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)

4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).

	4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).

	4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).

10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

	10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).

	10.3	Loan Agreement and Amendments, between Fifth Third Bank and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 18, 2008)

	10.4	Promissory Note dated September 1, 2006, between MedPro Safety Products, Inc. and CRM Development Company (incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 18, 2008)

	10.5	Fourth Amendment to Loan Agreement between Fifth Third Bank and MedPro Safety Products, Inc. Company (incorporated by reference to Exhibit to Form 10-K filed on March , 2009)

	10.6	Financial Advisory Agreement, between MedPro Safety Products, Inc and SC Capital Partners LLC (incorporated by reference to Exhibit 10.5 to Form 10-K filed on April 18, 2008).

10.7
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

	10.9	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).

	10.10	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).

	10.11	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).

*	10.12	Form of Incentive Stock Option Award Agreement.

	10.13	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).

	10.14	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

	10.15	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009)

10.16
Note Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 11, 2009).

*	10.17	Note Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of February 26, 2010.

*	10.18	6% Promissory Note dated February 26, 2010

*	10.19	Common Stock Purchase Warrant dated February 26. 2010.

*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

	* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on March 29, 2010.

MEDPRO SAFETY PRODUCTS, INC.

By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Craig Turner	Chief Executive Officer, Chairman of the Board of Directors	March 29, 2010
W. Craig Turner	(Principal Executive Officer)

/s/ Marc T. Ray	Vice President Finance, Chief Financial Officer	March 29, 2010
Marc T. Ray	(Principal Financial and Accounting Officer)

/s/ Walter W. Weller	President, Chief Operating Officer, Director	March 29, 2010
Walter W. Weller

/s/ Gary A. Peterson	Director	March 29, 2010
Gary A. Peterson

/s/ Walter Rustand	Director	March 29, 2010
Warren Rustand

/s/ Ernest L. Fletcher	Director	March 29, 2010
Ernest L. Fletcher

/s/ W. Leo Kiely III	Director	March 29, 2010
W. Leo Kiely III

INDEX TO FINANCIAL STATEMENTS

MedPro Safety Products, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of MedPro Safety Products, Inc.

We have audited the accompanying balance sheets of MedPro Safety Products, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedPro Safety Products, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co., PLLC

Knoxville, Tennessee
March 29, 2010

MedPro Safety Products, Inc.
Balance Sheets
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$4,072,443	$11,636,843
Accounts receivable, net of allowance of $21,225 and $15,837	-	-
Inventory	247,981	288,414
Accrued interest income	18,694	-
Prepaid expenses and other current assets	20,414	9,350
Prepaid investor relations costs	1,634	228,660
Prepaid costs of automation equipment	-	452,855

Total current assets	4,361,166	12,616,122

Property and Equipment
Equipment and tooling	1,042,869	751,725
Leasehold improvements	192,377	114,831
Computers, network and phones	197,574	126,061
Furniture and fixtures	118,019	81,213
Trade show booth	7,341	7,341

	1,558,180	1,081,171

Less: accumulated depreciation	252,966	146,680

Property and equipment, net	1,305,214	934,491

Other Assets
Intangible assets	9,067,457	9,109,547
Deferred financing costs	55,718	97,489

Total other assets	9,123,175	9,207,036

Total assets	$14,789,555	$22,757,649

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$406,121	$261,325
Accrued interest payable	10,674	34,276
Current portion of long term debt	3,413,533	3,262,660
Deferred revenue	-	464,900
Notes payable to and advances from shareholders	-	383,333
Current portion of technology transfer payments - Visual Connections, Inc.	250,000	2,000,000

Total current liabilities	4,080,328	6,406,494

Long-Term Liabilities
Notes payable - long term portion	694,444	2,607,435
Long-term portion of technology transfer payments - Visual Connections, Inc.	-	250,000

	694,444	2,857,435

Total liabilities	4,774,772	9,263,929

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $1,215,544 and $610,260, respectively.	66,682	66,682

Series B Preferred
1,493,779 and 1,493,779 shares issued and outstanding, respectively.	14,937	14,938

Series C Preferred
1,571,523 and 0 shares issued and outstanding, respectively.	15,715	-

Common stock
$.001 par value; 90,000,000 shares authorized; 13,215,311 and 13,320,366 shares issued and outstanding, respectively.	13,215	13,320
Additional paid-in capital	67,410,070	43,667,689
Unearned share-based compensation	(167,600)	(21,885)
Treasury stock (105,080 common shares)	(386,370)
Accumulated deficit	(56,951,866)	(30,247,024)

Total shareholders’ equity	10,014,783	13,493,720

Total liabilities and shareholders’ equity	$14,789,555	$22,757,649

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Years Ended December 31, 2009 and 2008

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008

Sales
Needlyzer	$5,388	$1,180
Safe-Mate	-	17,948
Automation Services and Equipment	12,045	2,235,100
Total sales	17,433	2,254,228
Cost of goods sold and automation	11,679	245,724
Gross profit	5,754	2,008,504

Operating Expenses
Salaries, wages, and payroll taxes	9,229,378	3,909,255
Qualified profit sharing plan	195,656	151,131
Advertising and promotion	386,480	204,286
Product development costs	876,052	425,344
Professional and insurance	1,333,774	1,616,254
General and administrative	354,366	634,954
Travel and entertainment	458,279	372,843
Inventory write down	-	294,877
Other and loss on disposal of assets	2,892	202,494
Depreciation and amortization	191,112	117,165

Total operating expenses	13,027,989	7,928,603

Loss from operations	(13,022,235)	(5,920,099)
Other Income (Expenses)
Interest expense	(250,546)	(795,083)
Income from debt forgiveness	-	113,069
Interest income	45,869	62,547
Change in fair value of derivative liabilities	21,603,185	-

Total other income (expenses)	21,398,508	(619,467)

Provision for income taxes	-	-

Net income /(loss)	$8,376,273	$(6,539,566)

Net earnings /(loss) per common share
Basic net earnings /(loss) per share	$0.63	$(0.49)
Fully diluted net earnings /(loss) per share	$0.20	$-

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,296,075	13,285,072
Weighted average number of shares outstanding - diluted	42,170,030	-

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock		Preferred Stock		Unearned	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Stock	Deficiency	Total

Balance, December 31, 2007	13,285,072	$13,285	6,668,229	$66,682	$(21,885)	$27,628,366	$-	$(23,707,458)	$3,978,990
Series B convertible preferred shares issued for cash	-	-	1,493,779	14,938	-	13,010,815	-	-	13,025,753
Options granted to employees and Directors	-	-	-	-	(14,580,000)	14,580,000	-	-	-
Earned portion of employee and director options	-	-	-	-	2,693,250	-	-	-	2,693,250
Unearned portion of share based compensation	-	-	-	-	11,886,750	(11,886,750)	-	-	-
Common shares issued in exchange for services	35,294	35	-	-	-	335,258	-	-	335,293
Net loss	-	-	-	-	-	-	-	(6,539,566)	(6,539,566)
Balance, January 1, 2009	13,320,366	13,320	8,162,008	81,620	(21,885)	43,667,689	-	(30,247,024)	13,493,720
Cumulative effect of change in accounting principle						(6,321,081)	-	(35,081,115)	(41,402,196)
Balance, January 1, 2009, as adjusted	13,320,366	13,320	8,162,008	81,620	(21,885)	37,346,608	-	(65,328,139)	(27,908,476)
Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-	-	20,661,129
Unearned portion of share based compensation	-	-	-	-	(11,886,750)	11,886,750	-	-	-
Employee share based compensation	-	-	-	-	(671,423)	671,423	-	-	-
Share based vendor compensation	-	-	-	-	(145,715)	145,715	-	-	-
Earned portion of employee and director options	-	-	-	-	7,374,450	-	-	-	7,374,450
Unearned portion of share based compensation	-	-	-	-	5,183,723	(5,183,723)	-	-	-
Write off balance of derivative liability	-	-	-	-	-	1,897,881	-	-	1,897,881
Purchase of treasury stock	(105,080)	(105)	-	-	-	-	(386,370)	-	(386,475)
Net income through December 31, 2009	-	-	-	-	-	-	-	8,376,273	8,376,273
Balance December 31, 2009	13,215,311	$13,215	9,733,531	$97,335	$(167,600)	$67,410,068	$(386,370)	$(56,951,866)	$10,014,783

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008
Cash Flows From Operating Activities
Net income (loss)	$8,376,273	$(6,539,566)
Adjustments to reconcile net income (loss) to net cash
flows from operating activities:
Depreciation and amortization	149,340	75,393
Amortization of financing costs	41,772	41,772
Write off of prepaid automation and asset disposition	2,892	200,000
Write-down of inventory to lower of cost or market	-	294,877
Loss on cancellation of license agreement	-	700,000
Stock issued for services	-	335,293
Share based compensation	7,282,507	2,693,250
Change in fair value of warrant (derivative liabilities)	(21,511,242)	-
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(18,625)	22,525
Inventory	40,433	(37,336)
Other current assets	668,541	(686,732)
Accounts payable and accrued expenses	144,796	(1,431,752)
Accrued interest payable	(23,602)	(105,272)
Deferred revenue	(464,900)	-
Net cash flows from operating activities	(5,311,815)	(4,437,548)
Cash Flows From Investing Activities
Advances (to)/from SGPF, LLC	-	24,089
Proceeds from cancellation of license agreement	-	2,300,000
Purchase of intangible assets	-	(3,845,000)
Cost of property sold	-	202,494
Purchases of property and equipment	(480,865)	(293,756)
Net cash flows from investing activities	(480,865)	(1,612,173)
Cash Flows From Financing Activities
Collection of notes receivable	-	2,000,000
Payments on note - technology transfer payments	(2,000,000)	-
Payment of bank fees	-	(150,000)
Proceeds from bank borrowings	1,500,000	5,975
Repayments on bank borrowings	(3,262,119)	(1,063,160)
Proceeds from notes payable to and advances from shareholders	208	61,778
Payments on notes payable to and advances from shareholders	(383,333)	(2,534,912)
Net cash from issuance of preferred shares	2,760,000	13,025,751
Purchase of treasury stock	(386,476)	-
Net cash flows from financing activities	(1,771,720)	11,345,432
Net increase / (decrease) in cash	(7,564,400)	5,295,711
Cash at the beginning of the period	11,636,843	6,341,132
Cash at the end of the period	$4,072,443	$11,636,843
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$277,324	$786,858
Non-Cash Activity
Accrual for purchase of intangible assets		$2,750,000
Non-cash proceeds from issuance of Series C preferred shares – derivative liability exchanged for Shares	$17,901,129

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS

Nature of Business – MedPro Safety Products, Inc (“MedPro” or the “Company) is located in Lexington, Kentucky and engages in the business of selling medical equipment that protects against needlestick injuries and enhances the safety of patients and medical professionals in the healthcare industry.  MedPro has developed and/or acquired proprietary and unique technology that management believes will deliver the highest level of risk reduction technology to the industry.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS– (Continued)

VOMF and the Sands Funds were issued one Series “A” warrant and one Series “B” warrant for each share of preferred stock they purchased.  Both the “A” and “B” Warrants have a five-year term expiring on December 28, 2012.  The “A” warrants were exercisable for 6,668,229 common shares at $1.81 per share and the “B” warrants were exercisable for 6,668,229 common shares at $1.99 per share.  VOMF was also issued Series “J” warrants exercisable for 5,975,116 common shares at $2.18 per share that would have expired on December 28, 2008, and Series “C” warrants, exercisable for 5,976,116 common shares at $2.18 per share, that expire on December 28, 2012.  The “C” warrant becomes exercisable only to the extent the “J” warrant is exercised.

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

We valued the warrants according to the Black-Scholes method, based on the assumptions described in Note 12 of the Notes to Financial Statements. We also increased the retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock. The $3,975,120 was determined based on the relative estimated fair value of the embedded conversion feature in the preferred shares and the detachable warrants. This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

In August 2008, we amended the then outstanding Series J warrant to give VOMF, our largest preferred stockholder and the sole holder of J warrants, the right to purchase 1,493,779 shares of newly designated Series B Stock at a purchase price of $8.72. Each share of Series B Stock converts into 4 shares of common stock. The original Series J warrant had given VOMF the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18 no later than December 31, 2008. VOMF and Vision Capital Advantage Fund (“VCAF”), an affiliate to whom VOMF transferred a portion of its holdings in September 2008, exercised the J warrants in full in September and October 2008, and we received $13,025,000 in cash for our issuance of 1,493,779 shares of Series B Stock.

We originally recorded warrants issued in connection with the sale of our Series A preferred stock as equity, and the value of the warrants was reflected in Additional Paid in Capital based on a Black-Scholes formula calculation. Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, EITF 07-05 (now codified as FASB ASC 815) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments. See Note 12 for a full discussion of our outstanding warrants and the recording of derivative liabilities during 2009.

In March 2009, we completed transactions in which VOMF and VCAF exercised a portion of their Series C Warrants for cash and also exchanged the balance of their Series C Warrants plus all of their Series A and Series B Warrants for shares of newly designated Series C Stock. Each share of Series C Stock converts into 10 shares of common stock. The two funds acquired 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange. The exchange of warrants for Series C Stock was the equivalent of a cashless exercise of the warrants at an assumed market value of $13.00 per common share. The warrant exercise and exchange reduced the total common shares issuable to the two Vision Funds by 2,570,462 common shares, and we received net cash proceeds of $2,760,000 ($3,000,000 less $240,000 in fees to SC Capital).  During 2008 the Series “J” warrants were exercised for cash.

During 2009 the Company issued warrants to a vendor in settlement of a dispute in connection with the warrants originally allocated to the vendor in December 2007.  The original 68,036 warrants were increased to 100,000 warrants at $1.99 and an additional 75,000 warrants were issued at $3.75.  Significant lock up and leak out restrictions were added to these warrants.  See Note 12 for details on the valuation of the various warrants.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following is a summary of the significant accounting policies followed in the preparation of the accompanying financial statements.  On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” of the “Codification”), the single source of authoritative, non-governmental U.S. generally accepted accounting principles (“GAAP”), except for rules and interpretative releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-K.  As the Codification was not intended to change or alter existing GAAP, it has not had any impact on the Company’s financial statements.

Principles of Consolidation –The Company applies ASC 810, “Consolidation of Variable Interest Entities,” and ASC 805 in its principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (VIE). Under ASC 810 a company must consolidate a VIE if it is determined that it is the primary beneficiary.

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

The warrants, which are exercisable at prices ranging from $1.81 to $2.18 per common share, were valued according to the Black-Scholes method, based on the assumptions described in Note 12.  MedPro also increased its retained deficit by $3,975,120 and increased additional paid in capital by the same amount effective on December 28, 2007 to reflect the intrinsic value of the right to convert the Series A Stock into common stock, as described in Note 10.  The $3,975,120 amount represents the difference between the liquidation value of the preferred stock and the value of the warrants.  Because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations, resulting in negative cash flows from operations and an accumulated deficit of $(56,951,866) at December 31, 2009.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

Management’s plan for the Company to meet its cash flow needs through the end of 2010 and to ultimately achieve profitability is discussed below.

The Company has historically depended on borrowings to fund operations.  See Notes 4, 5, and 7 for details of the Company’s debt. Its Chairman had previously personally guaranteed up to $5.8 million of the Company’s bank debt.  In return, the Company agreed to pay its Chairman a $250,000 fee annually until the note is paid or the guarantee is released.  The guarantee fees have been expensed as incurred.  During 2009, the Company negotiated the release of the guarantee and has not paid a fee to its Chairman for 2009.

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

In September and October of 2008 the Company received proceeds of $13.0 million from the sale of Series B Preferred Stock to VOMF and VCAF.  In March 2009, the Company received net cash proceeds of $2,760,000 from the exercise of warrants by VOMF and VCAF. Finally, the Company received $2.0 million in program fees and for services performed under the terms of the distribution agreement for its blood collection products. These funds provided adequate funding through 2009.

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

Revenues and Costs Recognition – The Company historically derived its revenues from the sales of dental needles and needle destruction equipment.  Revenues in 2009 were derived from occasional sales of the needle destruction device.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  The Company expects to begin receiving revenue from the tube-activated blood collection device during the second quarter of 2010, following design and development issues that delayed commencement of production. The Company completed its ISO 13485 Quality Plan and Registration process in 2008 and a large validation and verification build of the tube-activated product in 2009.  One more validation and verification build of the tube-activated product is scheduled for April 2010.

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

In November 2008 the distributor decided to complete the automation line with its own personnel in its European facilities.  Although amendments to the two distribution agreements have not been finalized, the parties agreed to allocate the $2.7 million, payment in October 2008 to pay a $1,000,000 program fee under each of the agreements for the Company’s forbearance from offering certain of its products to other manufacturers and distributors.  The balance of $700,000 was an advance for expenses incurred by the Company for automation assistance provided and equipment acquired on behalf of the distributor.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

The distribution agreements provide that the Company must deliver multiple services (multiple elements).  The Company earned “program fees” for its forbearance from offering its products to other manufacturers and distributors and its delivery of an initial design plan. The Company also participates in the validation of automated production lines to manufacture the products subject to the forbearance arrangement. Finally, the Company is entitled to royalty payments based upon the greater of minimum unit production levels or actual future production.  In accounting for these arrangements, the Company considered the guidance in ASC 605 (formerly AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and the Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.”)  In applying this guidance, the Company generally limits the amount of revenue it recognizes from these types of arrangements to amounts that are not contingent on additional deliveries.

Cost of goods sold includes all direct production costs and shipping and handling costs.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  Allowances for doubtful accounts of $21,225 and $15,837 were recorded at December 31, 2009 and 2008. The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

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

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented.  Amortization of the Vacumate technology began in December 2009 when products were shipped for human use evaluation by our customer.  Management believes that future revenue from an existing minimum volume contract for this product insures that the carrying value of this asset is not impaired.

The Key-Lok intellectual property intangible asset acquired in 2006 is still in the process of being evaluated for reintroduction into the marketplace.  Since no sales or contracts have been signed, management has elected to delay the start of amortization based on no units of production experience.  Management expects future revenue to be sufficient on this product to avoid any impairment adjustment as of December 31, 2009.  Management expects to couple this product with future products in kits.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

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

On September 30, 2008, MedPro exercised the option to purchase the Blunt technology.  The purchase price was $3,345,000 payable in cash and the contingent issuance of 690,608 shares of our common stock.  MedPro had paid the cash portion of the purchase price in full by October 2008.  The share-based component of the purchase price is due upon the collection of $5,000,000 in sales revenue from the products, the sale or license of all or part of the product to a third party or the change in control of MedPro. The purchase price and share component of the agreement were renegotiated in September in connection with the commitment by VOMF and VCAF to exercise the J warrants for $13 million in cash. We assumed the remaining $1,500,000 of patent payments that were due after the time we exercised our option.

In June 2008, MedPro entered into an agreement with Visual Connections, Inc. and its controlling shareholder to acquire the patents, patent applications and related rights to the technology underlying our winged safety blood collection set.  Visual Connections transferred its interest to us upon execution of the agreement, and we paid an initial transfer payment of $250,000 shortly after we entered into our agreement with a customer for the production and distribution of the product.  We also agreed to pay transfer payments totaling $1,250,000 in five quarterly installments beginning in October 2008, as well as a royalty of 4% of the adjusted gross sales of the product.  The agreement also grants MedPro a right of first refusal to negotiate an agreement for the rights to commercialize any additional Visual Connections products in the future.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

At December 31, 2009, we had paid our technology transfer obligations for the Blunt Technology in full, and one final $250,000 payment on winged blood collection technology was due in the first quarter of 2010.

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the years ended December 31, 2009 and 2008, have been expensed.

Advertising – Advertising costs are expensed as incurred.  The Company incurred $386,480 and $204,286 of such costs during the years ended December 31, 2009 and 2008, respectively.

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

Concentration of Credit Risk – From time to time during the years ended December 31, 2009 and 2008, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recent Accounting Pronouncements

Not Yet Adopted

In June 2009, the FASB issued accounting guidance that eliminates the exemption from consolidation for qualifying special-purpose entities, effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. We currently do not have any of these entities.

In June 2009, the FASB issued accounting guidance that assists in determining whether an enterprise has a controlling financial interest in a variable interest entity. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We currently do not have any such arrangements.

In October 2009, the FASB issued new accounting guidance (Accounting Standards Update (ASU), 2009-13) related to revenue arrangements with multiple deliverables, Revenue Recognition (“Topic 605-25-65-1”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force, that provides principles for allocation of consideration among an arrangement's multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We are currently evaluating the impact of implementing this new disclosure requirement on our financial statements.

Adopted in 2009

In June 2008, effective for financial statements issued after December 15, 2009, ASC 260-10-65-2, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities, the FASB issued guidance on the impact on earnings per share of the inclusion of share-based transaction. The adoption of Codification Topic ASC 260-10-65-2 did not have a material impact on the Company’s financial position, results of operations or earnings per share.

In December 2007, the FASB ratified Codification Topic ASC 808-10-65-1, Collaborative Arrangements, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity.  This issue, among other things, requires certain statement of operations presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement.  The provisions of Codification Topic ASC 808 are effective for fiscal years beginning on or after December 15, 2008.  The Company adopted Codification Topic 808 on January 1, 2009. The adoption of Codification Topic 808 did not have a material impact on the Company’s financial position or results of operations.  The Company had no such arrangements in 2009.  The Topic is expected to have an impact on future periods and the Company is monitoring its activity in this arena.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement requires the following: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Topic 855 was updated by FASB Accounting Standards Update (“ASU”) 2010-09.

On February 24, 2010, the FASB issued ASU 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC.  Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company does not believe the changes have a material impact on our results or financial position.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

In February 2008, ASC 820-10-15-1A was amended, which delayed the effective date of ASC 820, Fair Value Measurements and Disclosures, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The Company’s adoption of 820-10-15-1A on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, ASC 350-30-65-1, Determination of the Useful Life of Intangible Assets (“ASC 350-30-65-1”), amended the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other , ASC 350-30-65-1 requires a consistent approach between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of an asset under ASC 805. ASC 350-30-65-1 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. ASC 350-30-65-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company’s adoption of ASC 350-30-65-1 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, ASC 815-10-65-3, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-10-15-74(a),  Accounting for Derivative Instruments and Hedging Activities. ASC 815 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. The Company’s adoption of ASC 815 on January 1, 2009 had a material impact on the Company’s financial position, results of operations and cash flows.  Its impact is more fully disclosed in the Notes to our financial statements and reflected on our Statement of Shareholders’ Equity.

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provided additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Accordingly, the Company adopted the provisions of ASC 820-10-65-4 on April 1, 2009.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, was revised to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of ASC 825-10-65-1 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of ASC 825-10-65-1 may, in the future, result in additional disclosures with respect to the fair value of the Company’s financial instruments.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.  The Company does not currently, nor does it expect to issue dividends to shareholders in the foreseeable future.

In April 2009, guidance was issued by the FASB, ASC 320-10-65-1, Recognition and Presentation of Other Than Temporary Impairments, effective for financial statements issued after June 15, 2009, on the reporting for other than temporary impairments.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified to conform to the classifications used to prepare the 2009 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 3 – ACQUISITIONS

As described in Note 1, MedPro merged with Vacumate, LLC on January 10, 2007.  Because they were held under common control, MedPro and Vacumate reported their financial results as a single entity before the merger.

As described in Note 1, on December 28, 2007 the Company completed a reverse takeover in which it merged into DRSV, a Nevada public shell corporation. MedPro survived the merger for accounting purposes.  Accordingly, these financial statements reflect the historical operations of MedPro before the reverse merger, but the capital structure is that of DRSV, the corporation that legally survived the merger.

NOTE 4 – INVENTORY

The Company’s inventory consists primarily of the Needlyzer product less an amount that is necessary to adjust inventory to its estimated net realizable value less all applicable disposition costs.  The Company recorded an additional write down of the Needlyzer inventory in 2008.  The entire Safe-Mate inventory was written off in 2008 and the product abandoned.  Write downs of our inventory amounted to $294,877 in 2008.  There were no inventory write downs in 2009.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control. They are comprised of the following:

	2009	2008

Short term advances with no stated terms settled in the ordinary course of business	$49,742	$1,656

Demand and promissory notes with varying interest rates and conversion features	-	468,445

Less amounts reflected in accounts payable	(49,742)	(86,768)

	$0	$383,333

Short term advances consisted of $49,742 and $1,656 for December 31, 2009 and 2008, respectively, which were due to various related parties including a company controlled by our Chairman for charter air services, unpaid expense reports submitted after yearend totaling $35,550.  An additional $3,635 of expense reports due to our Chief Operating Officer and an employee were part of the year-end short term advances.  Finally, the Company owed SC Capital $10,557 for travel expenses incurred in 2009 but billed in 2010.  The 2008 balance consisted of unpaid expense reports at December 31, 2008.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As part of the September 2006 debt restructuring, our Chairman agreed to personally guarantee the term loan and revolving line of credit under the Company’s credit agreement with a commercial lender, for which the Company agreed to pay him $250,000 annually.  The final fee was accrued in 2008 and paid in 2009.  The personal guarantee was released in 2009.

In addition to the transactions discussed above and in Note 4, the Company incurred interest expense on the indebtedness to shareholders totaling approximately $286,012 for the year ended December 31, 2008.  No interest was due shareholders in 2009.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices. To date, none of the existing patents have been commercially exploited. The Company expects to begin delivering product in the second quarter of 2010.  These various patents include the skin and tube-activated blood collection devices with a cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.

Amortization expense was $83,862 which included amortization of $42,090 for the intellectual property and the annual charge off of prepaid loan fees of $41,772.  Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2010	$1,814,769
2011	1,835,854
2012	1,821,909
2013	1,821,909
2014	1,828,731
After 12/31/14	-

NOTE 8 – LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Payable to Fifth Third Bank, Term Loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing August 1, 2011, collateralized by an assignment of intellectual properties	$2,361,111	$4,027,777

Payable to Fifth Third Bank, Revolving Line of Credit, Interest at prime plus 2%, payable monthly beginning in April 2007, due April 1, 2009	-	1,498,475

Payable to Traditional Bank, Term Note, Interest at 3.65%, payable on March 31, 2010, fully collateralized by certificates of deposit at 1.65%	1,500,000	-

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5% monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by the Company’s Chairman, CFO and two other shareholders	246,866	343,843
	4,107,977	5,870,095
Less: current portion	3,413,533	3,262,660
Long-term portion	$694,444	$2,607,435

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 – LONG-TERM DEBT – (Continued)

The revolving line of credit, as amended in November 2008, permitted the Company to draw up to $1,500,000.  The credit agreement was also amended in 2008 to remove financial covenants and include cross-collateral agreements and a pledge of intangible assets.  The line of credit was paid off in 2009.  The term note at Traditional Bank was taken out to pay off the line of credit and was fully collateralized with a certificate of deposit.

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,
2010	$3,413,533
2011	694,444

Total	$4,107,977

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,230 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”) and 1,571,523 were issued as Series C Convertible Preferred (“Series C Stock”) during 2009.

At December 31, 2009, the Company’s issued and outstanding shares consisted of 13,215,311 shares of common stock, 6,668,229 Series A Stock, 1,493,779 shares of Series B Stock and 1,571,523 of Series C Stock.  At December 31, 2009, warrants to purchase 1,734,340 shares of common stock were outstanding.  At December 31, 2008, the Company’s issued and outstanding shares consisted of 13,320,366 shares of Common Stock, 6,668,229 Series A Stock, and 1,493,779 shares of Series B Stock. In addition, warrants to purchase 19,913,068 shares of common stock were outstanding at December 31, 2008.

In the private placement to four investment funds completed on December 28, 2007, and described in Note 1, MedPro issued a total of 6,668,229 shares of Series A Stock and warrants to purchase a total of 25,286,692 shares of common stock.  The reverse takeover merger with DRSV as of that date was a condition to the purchase of the preferred stock and stock purchase warrants under the terms of the preferred stock purchase agreement with these institutional investors.

The Company’s original four Series A Stockholders were issued one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of preferred stock they held.  In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of preferred stock it held.  See Note 12 for a description of the rights of the four series of warrants issued with the Series A Stock and the valuation of these warrants pursuant to the Black-Scholes method.

By resolution dated August 18, 2008, the Company’s Board of Directors designated 1,493,779 of the unissued preferred shares as Series B Convertible Preferred Stock.  On that date, VOMF, then the sole holder of J warrants, and the Company amended the J warrants to give VOMF the right to purchase 1,493,779 shares of Series B Stock at a purchase price of $8.72.  The J warrants originally had given the holder the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18.

VOMF transferred a portion of its common stock, Series A and Series B Preferred Stock and Series A, B, J and C warrants to VCAF, an affiliate,  in August 2008.  During September and October 2008, VOMF and VCAF exercised all of the outstanding J warrants, purchasing 1,493,779 shares of Series B Stock for cash totaling $13,025,753.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 – SHAREHOLDERS’ EQUITY – (Continued)

On March 24, 2009 VOMF and VCAF exchanged all of their outstanding warrants and $3,000,000 of cash for 1,571,523 shares of Series C Stock and 12 shares on common stock in lieu of fractional shares of Series C Stock.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
(4) Failure to comply with a notice conversion for 15 days.
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

See Note 12 regarding the classification of the Series A Stock as equity.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

If the Company were to liquidate, dissolve or engage in certain other transactions, the Company would owe the Preferred Shareholders a liquidation preference dividend.  The liquidation preference dividend amounts would have been $1,215,544 through December 31, 2009 and $610,260 through December 31, 2008.  These amounts have not been recorded in the financial statements.

The Company’s Series A Convertible Preferred Stockholders also hold Series “A” warrants and Series “B” warrants to purchase common stock, one warrant of each series for each of the 6,668,229 shares of preferred stock they hold.  In addition, for making a total investment of at least $5 million, one Series A Stockholder also received one “J” warrant and one “C” warrants for each of the 5,975,116 shares of preferred stock it holds.  See Note 12 for a description of the terms of these four series of warrants and details on how they have been valued under the Black-Scholes methodology.

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

Series C Convertible Preferred Stock

Each share of Series C Stock converts into 10 shares of common stock, which ratio is subject to adjustment. The Series C Stock ranks equal to the Company’s Series B Stock and common stock, but ranks junior to the Series A Stock and to our indebtedness. If the Company declares dividends, the Series C Stockholders will receive dividends on a pro rata basis with the common stockholders. Upon liquidation, dissolution or winding up of the Company, the holder of Series C Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series C Stock can be converted. The Series C Stock has no general voting rights.

Registration Rights

The Company entered into a registration rights agreement with the Series A Stockholders that required it to register their "registrable securities" with the SEC for public resale. "Registrable securities" are the shares of the Company’s common stock issuable upon (a) the conversion of the Series A Stock and (b) the exercise of the Series A, B, J and C stock purchase warrants.   The material terms of the registration rights of the Series A Stockholders are as follows:

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Resale Registration
The Company must (and did) file a registration statement within 60 days after closing, to register all registrable securities.  The registration statement also covers additional shares of common stock resulting from stock splits, dividends or other similar transactions with respect to the registrable securities.

The Company must (and did) use commercially reasonable efforts to promptly cause the registration statement to become effective and stay continuously effective, until the earlier of (i) the date when all registrable securities covered under the registration statement have been sold or (ii) the date when the registrable securities can be sold without any restriction pursuant to Rule 144 of the Securities Act.

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

The registration statement contemplated herein became effective in the third quarter of 2009.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Company issued warrants to purchase 533,458 common shares for $1.81 per share to assignees of SC Capital Partners, LLC.  These warrants were compensation for financial advisory services in connection with the $13,000,000 Series A Stock sale.  The terms of these warrants are comparable to the “A” warrants and expire on December 28, 2012.  None of these warrants had been exercised as of December 31, 2009.

The Company had previously authorized the issuance of warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for the publication of a research report about the Company in a medical device industry publication.  These warrants became exercisable when the report was delivered to the Company and will expire on December 28, 2012.  During 2009, the Company and the warrant holder negotiated a settlement of a disagreement resulting in the issuance of an additional 31,964 warrants under the original terms and 75,000 warrants exercisable under the original timing but at the market price of $3.75 per share at the date of issuance.

During the year ended December 31, 2009

On May 27, 2009, the Company issued incentive options to purchase 185,715 shares of common stock to its officers and employees pursuant to the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”).  A second round of incentive options to purchase 47,256 shares of common stock issued to employees other than officers, on October 6, 2009.  On August 24, 2009, the two directors who joined the board in October 2008 were each granted non-qualified options to purchase 50,000  shares of common stock on the same terms as the options issued to our other directors on August 18, 2008.  This additional grant of “in the money options” was approved by VOMF.  The stock option awards are described in Note 12.

During the year ended December 31, 2008

On August 18, 2008, the Company adopted the 2008 Plan and issued options to purchase 3,000,000 shares of common stock to its directors and employees on the terms agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders.  The stock option awards are described in Note 12.

In December 2008, the Company issued 35,294 shares of common stock as a portion of the compensation payable for investor relations advisory services.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 – INCOME TAXES

The Company incurred no current or net deferred income tax expense or benefit for the years ended December 31, 2009 and 2008.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes principally as a result of share-based compensation for 2009 and 2008.  The Company has provided allowances for the entire amount of its net operating losses for both 2009 and 2008.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2005 and later.

The tax effects of temporary differences that give rise to significant portions of the deferred assets at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets (liabilities):
Fixed assets	$(40,304)	$(34,734)
Accounts receivable	7,217
Write off of intangible assets	-	(95,880)
Unearned share based compensation	3,423,018	860,763
Accrued interest payable	153,970	(18,224)
State deferred tax asset	1,296,773	1,102,151
Net operating loss carryforwards	7,431,375	5,158,871
Less: valuation allowance	(12,272,049)	(6,972,947)

Net deferred tax assets	$-	$-

The Company had no net deferred tax liabilities as of December 31, 2009 and 2008.  As of those dates, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $7,431,375 and $5,125,871, respectively, directly related to its total net operating loss carryforwards of $21,856,985 and $16,222,223, respectively. These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances of $(12,272,049) and $(6,972,947) as of December 31, 2009 and 2008, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable  income and tax planning strategies in making this assessment.  Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by ASC 740.  The Company does not believe that any of its positions it has taken will not prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.

In 2008, the Company scrapped its remaining Safe-Mate inventory and took a loss of $42,445. We took additional write downs on our Needlyzer inventory amounting to $252,432 based on our determination of the lower of cost or market value. Since the tax treatment for these transactions mirrored the accounting treatment, no deferred taxes were reflected for these adjustments.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 – INCOME TAXES – (Continued)

As a result of its merger with DRSV on December 28, 2007, the Company’s ability to utilize loss carryforwards from the former MedPro (the loss corporation and the acquired corporation for tax purposes) to offset taxable income will be limited by Internal Revenue Code Section 382.  Future utilization of net operating loss will be based on the long-term tax exempt rate at the date of merger applied against the value of the loss corporation.  The value of the loss corporation ($22,000,000) for purposes of the merger was established by arms-length negotiation.  The available net operating loss will be further adjusted by the recognition, for tax purposes, of built-in gains or losses as of the date of acquisition.

The following table reconciles the federal statutory tax rate to the Company’s effective tax rate:

	2009	2008
Federal statutory tax rate	35.0%	(35.0)%
State and local income taxes, net of federal tax benefit	(6.2)	(3.9)
Derivative gain and permanent differences	(90.3)	0.1
Share-based compensation	30.8	14.4
Other temporary differences	0.8	(2.1)
Valuation allowance change	29.0	26.5
Effect of lower brackets	0.7	0.0
	0.0%	0.0%

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

Total lease expense was $83,700 and $83,225 for the years ended December 31, 2009 and 2008, respectively.  Future minimum annual lease payments at December 31, 2009, were as follows:

12 month period ended December 31,

2010	$83,700
2011	83,700
2012	55,800
Total	$223,200

NOTE 12 – STOCK OPTIONS AND WARRANTS

2008 Stock Option Awards

The September 2007 preferred stock purchase agreement among the Company and the Series A Stockholders authorized the Company to award rights to purchase 3,000,000 common shares to its management and employees at $1.81 per share, the agreed upon valuation of the Common Stock in the September 2007 agreement, under an employee stock option program.  At December 31, 2007, , the Company had no stock option program for employees, the terms of the purchase rights had not been established, nor had they been assigned or allocated to any members of management, directors or employees.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS – (Continued)

On August 18, 2008, the Company adopted the 2008 Plan and issued stock options to its directors and employees in the amounts and on the terms agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders.  The Company’s employees, including its three executive officers, were granted a total of 2,800,000 options.  The two non-employee directors each were granted 100,000 options.  The options may be exercised at an exercise price of $1.81 per share only on the earliest of January 1, 2013, the date of the holder’s death or 100% disability, termination of employment or service as a director, or the date of a change in control of the Company.  Because the exercise price was less than market price of MedPro stock on the date of grant, the Company set a date certain for the exercise of the options in order to qualify for exemptions from excise taxes under IRS deferred compensation rules.

The Company has recorded unearned compensation of $14,580,000, or $4.86 per share underlying the options, to reflect the grant of these options.  In determining the fair value of the options at the date of grant, management relied in part upon the report of an independent valuation firm.  The trading price of MedPro common shares on the grant date was $9 per share and the median trading price for the 30-day period ending on the grant date was also $9 per share.  However, due to the infrequency and low volume of trading in MedPro’s shares, it was determined that an active trading market did not exist to provide pricing information on an ongoing basis under ASC 820.  In addition, publicly traded guideline companies were not used to value the underlying shares because neither MedPro nor any of the public companies identified as comparable to MedPro were profitable, and an earnings multiple could not be computed.

The Black-Scholes model was used to value the options.  Assumptions used in the valuation included an expected term of 2.48 years, volatility of 60% based on trading data of comparable public companies, and an equivalent bond yield of 2.5%.  The fully diluted value of $6.56 per share used in the model was determined by first discounting the trading price of $9.00 per share by 16% to reflect a lack of liquidity due to restrictions on exercise and a thin trading market.  Because only 1% of the 13,285,072 shares then outstanding were not restricted under SEC Rule 144, an efficient trading market as defined by ASC 718 did not exist for MedPro shares.  Therefore, the value per share was further adjusted for the dilutive effect of the exercise of the 3,000,000 options.

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $7,290,000 and $2,693,250 of compensation expense for 2009 and the period from August 18 through December 31, 2008, respectively. The balance of the unearned compensation was $4,596,750 at December 31, 2009 and $11,886,750 at December 31, 2008.

Under ASC 718, the requisite service period is usually the vesting period.  The options issued on August 18, 2008, are fully vested on the grant date because they can be exercised upon termination of employment or termination of service on the board of directors (as the case may be).  However, if employment was terminated immediately, the recipient would remain subject to a non-compete covenant in the award agreement during the 24 months following termination, which is an implicit service period other than the vesting period.

ASC 718 requires consideration of the following: (a) all vesting and exercisability conditions; (b) all explicit, implicit, and derived service periods; and (c) the probability that performance or service conditions will be satisfied. In this case, the non-compete period is assumed to be the explicit requisite service period and management believes the probability of the service conditions being met is nearly 100 percent.

ASC 718 requires that compensation cost be recognized on a straight-line basis over the requisite service period for each separately vesting portion or over the requisite service period for the entire award. In this case, the vesting period is immediate therefore compensation expense can only be recognized for the entire award.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS – (Continued)

Stock option activity for 2008 and 2009 may be summarized as follows:

	Shares	Average weighted exercise price
Outstanding at January 1, 2008	0	n/a
Granted	3,000,000	$1.81
Exercised	0	n/a
Expired/cancelled	0	n/a
Outstanding at December 31, 2008	3,000,000	$1.81
Granted	332,971	$3.24
Exercised	0	n/a
Outstanding at December 31, 2009	3,332,971	$1.95

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options exercisable

$1.81	3,000,000	3.083	None
$1.81	100,000	3.083	None
$3.85	185,715	8.717	185,715
$3.65	47,256	9.833	47,256
$1.95	3,332,971	3.493	232,971

Stock purchase warrants

The Company’s four preferred stockholders received one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of Series A Convertible Preferred Stock they purchased.  In addition, for making a total investment of at least $5 million, VOMF also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of Series A Stock it purchased on December 28, 2007.  The Series J Warrants were exercised in full during September and October 2008 for 1,493,779 shares of new Series B Convertible Preferred Stock, which is convertible into four common shares for each Series B preferred share.  The remainder of the A, B and C warrants held by VMOF and VCAF were and $3,000,000 of cash were exchanged for 1,571,523 Series C Stock.  The following is a summary of the rights of the two series of warrants still outstanding that were issued with the Series A Stock:

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS – (Continued)

Series A Warrant	Entitles holder to purchase one share of common stock at a purchase price of $1.81 per share, 93% of the purchase price per share of Series A Stock.

Series B Warrant	Entitles holder to purchase one additional share of common stock at a purchase price of $1.99 per share, 102% of the purchase price per share of Series A Stock.

Exercise Period	The Series A and Series B Warrants may be exercised through December 28, 2012.

Adjustments to the	The price per share and number of shares available under each series of Warrant is subject to adjustment in the following circumstances:
Exercise Price
and Number	•	the recapitalization, reorganization or reclassification of our company;
of Shares
Available	•	the consolidation, merger or sale of our company;

	•	stock dividends, stock splits or reverse stock splits;

	•	or the issuance of additional shares of common stock or common stock equivalents, or other distributions made to the holders of common stock other than permitted issuances.

Cashless Exercise
If at any time the registration statement covering the shares of common stock underlying the Series A and Series B Warrants is no longer in effect, the holders of those warrants may, in lieu of exercising their warrants for cash, make a cashless exercise of their warrants and receive a number of shares of common stock having a market value equal to the difference between the then-current market value of the number of shares for which the warrant is exercised and the exercise price for those shares.

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

The Company issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as of December 28, 2007, as compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the $13,000,000 private placement.  The terms of the AA warrants are similar to the “A” warrants and expire on December 28, 2012.  The Company has valued the AA warrants at $211,928 utilizing the Black-Scholes method.

The Company has agreed to issue warrants to purchase up to 100,000 common shares for $1.99 per share and 75,000 warrants to purchase common shares for $3.75 per share as compensation for a research report to be published about the Company in a medical device industry publication.  These warrants became exercisable when the report was delivered to the Company and will expire on December 28, 2012.  Utilizing the Black-Scholes method, the Company valued these warrants at $167,600 and reflected them as unearned compensation in its shareholder equity section.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS – (Continued)

In accounting for the conversion feature embedded within the Series A Stock, the Company considered ASC 815 (formerly FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock) and ASC 470 (formerly EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  Under this guidance, the classification of an issuer’s convertible preferred stock as permanent equity depends upon the issuer having control with respect to the manner of redemption of the convertible preferred stock.

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

•
As of December 31, 2009, the Company had 90,000,000 common shares authorized and 13,215,311 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of  ASC 815 (formerly EITF 00-19).

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS – (Continued)

Assumptions used in valuing all but the J warrants included an expected term of 2.5 years, volatility of 43.54%, and an equivalent bond yield of 4.36%. Assumptions used in valuing the J warrants included an expected term of 1.0 years, volatility of 36.57%, and an equivalent bond yield of 4.53%.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at December 31, 2009 and 2008:

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black- Scholes Valuation

2009 Warrants

Sands Funds A Warrants	$1.81	512,941	2.5 Years	512,941	$203,777

Sands Funds B Warrants	$1.99	512,941	2.5 Years	512,941	$164,994

AA Warrants	$1.81	533,458	2.5 Years	0	$211,928

Vendor Warrant	$1.99	100,000	2.5 Years	0	$85,509

Vendor Warrant	$3.75	75,000	2.5 Years	0	$82,091

December 31, 2009 Totals Exercisable at the end of the period.		1,734,340		1,025,882	$748,299

Weighted average exercise price				$1.90

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS – (Continued)

2008 Warrants
VOMF A Warrants	$1.81	4,751,079	2.5 Years	4,751,079	$1,887,472
VCAF A Warrants	$1.81	1,404,209	2.5 Years	1,404,209	$557,853
VOMF B Warrants	$1.99	4,751,079	2.5 Years	4,751,079	$1,528,250
VCAF B Warrants	$1.99	1,404,209	2.5 Years	1,404,209	$451,683
VOMF C Warrants	$2.18	4,612,010	2.5 Years	4,612,010	$1,181,039
VCAF C Warrants	$2.18	1,363,106	2.5 Years	1,363,106	$349,063
Sands Funds A Warrants	$1.81	512,941	2.5 Years	512,941	$203,777
Sands Funds B Warrants	$1.99	512,941	2.5 Years	512,941	$164,994
AA Warrants	$1.81	533,458	2.5 Years	0	$211,928
Vendor Warrant	$1.99	68,036	2.5 Years	0	$21,885
December 31, 2008 Totals Exercisable at the end of the period.		19,913,068	—	19,311,574	$6,557,944
Weighted average exercise price				$1.99

* C Warrants became exercisable only upon the exercise of the related J Warrants, which occurred in 2008.

The Company recorded unearned non-employee compensation for services of $21,885 as of December 31, 2008 and adjusted to $167,600 as of December 31, 2009.

The Company reduced Additional Paid in Capital by $6,321,081, increased its Accumulated Deficiency by $35,081,114 and recorded a liability of $41,402,196 as of January 1, 2009 to reflect the cumulative effect of adopting ASC 815 (formerly FASB EITF 07-05).  The amount recorded as the cumulative effect of ASC 815 was determined by reference to the fair value of the warrants at January 1, 2009.  Approximately 1% of the Company’s outstanding common was freely tradable at January 1, 2009.  The thinly traded market for the Company’s shares at January 1, 2009, and the volatility of its trading price made the use of level one inputs (quoted market prices in active markets for the warrants or the Company’s shares) under FASB ASC 820 (formerly SFAS 157) as inappropriate. The Company used average share prices in a Black-Scholes calculation using volatility inputs from similar companies and taking into account the time it would take for the market to absorb the influx of over 19,000,000 common shares underlying the warrants based on then current trading volumes.  As a result, some level two inputs, such as sales of warrants for cash, and some level three inputs, unobservable inputs developed using estimates and assumptions expected to be utilized by market participants, were used to determine fair value of the warrants for the derivative liability analysis.

After consideration of all the factors necessary to determine the value of the warrants as of January 1, 2009 for purposes of ASC 815 and ASC 820 and the Company-specific issues regarding trading prices and trading volume, including the restricted status of nearly 99% of the Company’s common shares under Rule 144 through January 4, 2009, the following inputs were used to value the warrants.  Share prices ranged from $7.88 at January 1, 2009 to $5.00 at March 24, 2009.  The January price was based on a trailing 20-day average from the first trade in 2009 due to an extremely thin market and price volatility.  The Company used a 50% discount from these quoted values in the Black-Scholes calculation in order to more closely approximate the only observable input for the warrant values based on the exercise of the Series C warrants for $2.18 per common share equivalent in March 2009.  We also considered the expected inefficient market absorption of the common shares underlying the Series C preferred stock in the warrant exercise, reflecting the average daily trading volume of fewer than 700 shares during the first quarter of 2009.  In addition, the Series C preferred issued in exchange for warrants in March 2009 as well as the 14,339,090 underlying shares of common stock cannot be transferred for one year, and are subject to additional “leak-out” transfer restrictions during the subsequent twelve months. The Company used comparable company volatility rates of 50% in January 2009 and 55% in March 2009. The discount rate was based on comparable term U.S. Treasury rates of 0.76% and 0.81%, respectively for January and March 2009.

In March 2009, two Series A preferred stockholders exchanged all of their Series A, B and C warrants, exercisable for a total of 18,285,692 common shares, for $3,000,000 of cash and a total of 1,571,523 shares of new Series C preferred stock.  Each Series C preferred share converts into 10 common shares, a ratio equivalent to $2.18 per common share.  The Company issued 137,614 shares of Series C preferred stock upon the exercise of a portion of the Series C warrants for the cash, plus an additional 1,433,909 shares of Series C preferred stock in exchange for all of the remaining Series A, B and C warrants held by the two stockholders.  A small number of common shares were issued in lieu of fractional shares of Series C preferred.  The liability for the warrants exchanged in March 2009 was recomputed using the Black-Scholes method with updated inputs and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009 immediately before the exchange.  The valuation difference on these warrants was $21,237,919 which accounts for the substantial portion of the total gain for the year ended December 31, 2009, of $21,603,185.

A total of 1,025,882 Series A and B warrants remained outstanding at December 31, 2009. As of August 12, 2009, the Company’s registration statement became effective and no derivative liabilities remain outstanding at December 31, 2009.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

•
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

We concluded there was insufficient trading frequency and volume in MedPro’s shares to use the Level 1 inputs to value our warrants in a Black-Scholes calculation under ASC 820 as of January 1, 2009.  In particular, we noted that nearly 99% of our outstanding common shares were restricted securities under Rule 144 that could not be traded in public markets through January 4, 2009, and our stock continued to trade sporadically thereafter. According, we used the following level 2 inputs and level 3 inputs for purposes of our ASC 815 and ASC 820 analysis:

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

The factors used to value the remaining derivative liability associated with the remaining A and B warrants as of June 30, 2009 included the Company’s own volatility calculated based on month end observations for the first six months of 2009 of approximately 55%. The Company’s share price at June 30, 2009 was $5.00. The risk free return rate for the remaining life of the derivatives was based on U S Treasury rates of 1.11% for the 1.75 years of estimated remaining life of the warrants.  The A warrant was valued at $3.19 and the B warrant was valued at $3.01.  Many of the conversion features expired in August 2009 when the registration statement for the common stock underlying convertible preferred stock and warrants became effective. Other terms expired at the end of 2009. By year end, all of the derivative liability had been written off or recognized as gain.

NOTE 13 – EARNINGS PER SHARE

Basic earnings/(loss) per common share  represents the amount of earnings/(loss) for the period available to each share of common stock outstanding  during the reporting  period.  Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 13 – EARNINGS PER SHARE – (Continued)

The Company’s potentially dilutive securities consist of options and warrants, as well as, convertible preferred stock.  Since the Company had a loss in 2008, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non dilutive basis.  In 2009, the Company had 1,734,340 warrants, 3,332,971 options and 9,733,531 preferred shares (in three different Series which had different conversion features) which had an impact on calculating fully diluted earnings per share.  The impact of the deemed exercise/conversion of those securities are listed below.

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Basic weighted-average number of common shares outstanding during the year	13,296,075	13,285,072
Weighted-average number of dilutive common stock options outstanding during the year	515,380	-
Convertible preferred shares - common stock equivalents
Series A - 6,668,229 shares	6,668,229	-
Series B - 1,493,779 shares	5,975,116	-
Series C - 1,571,523 shares	15,715,230	-

Diluted weighted-average number of common and common equivalent shares outstanding during the year	42,170,030	13,285,072

No outstanding options and warrants were included in the computation of diluted net income (loss) per share.  For 2009, there were 5,067,311 options and warrants considered in the denominator for the earnings per share calculation that were adjusted by 4,551,931 shares (for a net of 515,380) for the effect of convertible securities.

NOTE 14 – EMPLOYEE BENEFIT PLAN

MedPro Safety Products, Inc. Defined Contribution Plan

The Company adopted a retirement savings 401(k) and profit-sharing plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, up to allowable limits, with the Company matching the first three percent and matching 50% of the next two percent of compensation under a safe harbor plan.  The Company may make a discretionary contribution to the plan up to the maximum contribution allowable for a defined contribution plan.  The Company’s discretionary contribution for 2009 was $125,000 and $138,518 for 2008.  The Company’s matching contributions for 2009 were $70,656 and for 2008 were $12,613.

Participants have full and immediate vesting in any deferrals and in any employer contributions.  Eligibility begins on the first day of the month coincident with or following the start of employment.  The employee must be 21 years of age to be eligible.  Employer contributions charged to expense for the years ended December 31, 2009 and 2008, were $195,656 and $151,131, respectively.  The plan was established on October 1, 2008.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 – SUBSEQUENT EVENTS

2010 VOMF Bridge Loan

On February 8, 2010, MedPro borrowed $500,000 from VOMF.  The loan provides MedPro with additional financial flexibility.  The outstanding principal balance bears interest at an annual rate of 6%, and all principal and interest was originally due and payable on March 31, 2010.

Under the terms of the note purchase agreement, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request.  Other covenants of the note purchase agreement provide that without the written consent of VOMF, we will not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens.  We also agreed not to sell any of our properties, assets and rights including, without limitation, its software and intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF.

On February 26, 2010, we increased the outstanding principal balance of the bridge loan to $850,000 and extended the date on which all principal and interest is due and payable to June 30, 2010.  In consideration, we issued to VOMF a warrant to purchase 212,500 shares of our common stock at $4.00 per share.  The warrant has a five-year term.  The warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at a price per share less than $4.00 (or the adjusted warrant price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

Joint Development Agreement

On March 8, 2010, we entered into a Joint Development Agreement with Helvoet Pharmaceutical N.V. relating to the development and distribution of our pre-filled passive safety syringe system.  The joint development agreement formalizes the relationship between MedPro and Helvoet and establishes their respective responsibilities and contributions to the project.

The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and Helvoet will develop rubber components for the product including determining the appropriate chemical rubber formulation and component design for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project, including the responsibilities and contributions required as a minimum standard for participation.

Headquartered in Alken, Belgium, Helvoet is a worldwide manufacturer of rubber closures and aluminum and plastic caps for pharmaceutical packaging, drug delivery and diagnostics.  With more than 1,250 employees and five plants for rubber components and four plants for aluminum and plastic caps in Europe and the United States, Helvoet produces over 12 billion parts per year.  Helvoet is the pharmaceutical packaging division of the Daetwyler Holding, Altdorf, Switzerland.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).

3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).

4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).

4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).

4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).

4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)

4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).

4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).

4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).

10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).

10.3	Loan Agreement and Amendments, between Fifth Third Bank and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 18, 2008)

10.4	Promissory Note dated September 1, 2006, between MedPro Safety Products, Inc. and CRM Development Company (incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 18, 2008)

10.5	Fourth Amendment to Loan Agreement between Fifth Third Bank and MedPro Safety Products, Inc. Company (incorporated by reference to Exhibit to Form 10-K filed on March , 2009)

10.6	Financial Advisory Agreement, between MedPro Safety Products, Inc and SC Capital Partners LLC (incorporated by reference to Exhibit 10.5 to Form 10-K filed on April 18, 2008).

	10.7
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

	10.9	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).

	10.10	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).

	10.11	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).

*	10.12	Form of Incentive Stock Option Award Agreement.

	10.13	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).

	10.14	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

	10.15	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009)

	10.16
Note Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 11, 2009).

*	10.17	Note Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of February 26, 2010.

*	10.18	6% Promissory Note dated February 26, 2010

*	10.19	Common Stock Purchase Warrant dated February 26. 2010.

*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*     Filed herewith