Form 10-Q
period 2010-03-31
MedPro Safety Products, Inc.
filed 2010-05-13
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 13,168,813 shares of Common Stock were outstanding at April 30, 2010.

INDEX

PART I
Item 1.   Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

Balance Sheets as of March 31, 2010 and December 31, 2009

Statements of Operations for the three months ended March 31, 2010 and 2009

Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2010 and the year ended December 31, 2009

Statements of Cash Flows for the three months ended March 31, 2010 and 2009

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$3,340,396	$4,072,443
Inventory	253,012	247,981
Accrued interest income	24,886	18,694
Prepaid expenses and other current assets	16,391	22,048

Total current assets	3,634,685	4,361,166

Property and Equipment
Equipment and tooling	1,083,066	1,042,869
Leasehold improvements	192,377	192,377
Computers, network and phones	198,567	197,574
Furniture and fixtures	118,019	118,019
Trade show booth	7,341	7,341

	1,599,370	1,558,180

Less: accumulated depreciation	288,949	252,966

Property and equipment, net	1,310,421	1,305,214

Other Assets
Intangible assets	8,941,185	9,067,457
Deferred financing costs	45,274	55,718

Total other assets	8,986,459	9,123,175

Total assets	$13,931,565	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$478,770	$406,121
Accrued interest payable	14,383	10,674
Current portion of long term debt	3,388,055	3,413,533
Current portion of technology transfer payments – Visual Connections, Inc.	-	250,000
Notes payable to and advances from shareholders	1,300,000	-
Derivative liabilities – fair value of warrants	370,026	-

Total current liabilities	5,551,234	4,080,328

Long-Term Liabilities
Notes payable - long term portion	277,778	694,444

Total long term liabilities	277,778	694,444

Total liabilities	5,829,012	4,774,772

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $1,364,793 and $1,215,544, respectively	66,682	66,682

Series B Preferred
1,493,779 shares issued and outstanding	14,937	14,937

Series C Preferred
1,571,523 shares issued and outstanding	15,715	15,715

Common stock
$.001 par value; 90,000,000 shares authorized; 13,215,311 issued and outstanding	13,215	13,215

Additional paid-in capital	68,868,950	67,410,070
Unearned share-based compensation	-	(167,600)
Treasury stock (105,080 common shares)	(386,370)	(386,370)
Accumulated deficit	(60,490,576)	(56,951,866)

Total shareholders’ equity	8,102,553	10,014,783

Total liabilities and shareholders’ equity	$13,931,565	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	March 31, 2010	March 31, 2009

Sales
Automation Services and Equipment	$-	$12,045
Total sales	-	12,045
Cost of goods sold and automation	-	12,045
Gross profit	-	-

Operating Expenses
Salaries, wages, and payroll taxes	2,263,950	2,241,539
Qualified profit sharing plan	14,436	18,489
Advertising and promotion	190,436	132,127
Product development costs	210,021	169,517
Professional and insurance	483,251	334,746
General and administrative	74,645	78,529
Travel and entertainment	127,749	102,341
Depreciation and amortization	172,698	27,788

Total operating expenses	3,537,186	3,105,076

Loss from operations	(3,537,186)	(3,105,076)
Other Income (Expenses)
Interest expense	(51,353)	(75,197)
Interest and dividend income	6,901	6,916
Change in fair value of derivative liabilities	42,928	22,250,157

Total other income (expenses)	(1,524)	22,181,876

Provision for income taxes	-	-

Net income /(loss)	$(3,538,710)	$19,076,800

Net earnings /(loss) per common share
Basic net earnings /(loss) per share	$(0.27)	$1.43
Fully diluted net earnings /(loss) per share	$(0.27)	$0.49

Shares used in computing earnings per share

Weighted average number of shares outstanding - basic	13,215,311	13,320,380

Weighted average number of shares outstanding - diluted	13,215,311	38,993,163

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2010 (Unaudited)
and the Year Ended December 31, 2009

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency

Balance, January 1, 2009	13,320,366	$13,320	8,162,008	$81,619	$(21,885)	$37,346,609	$(65,328,139)

Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-

Share based vendor compensation	-	-	-	-	(145,715)	145,715	-

Earned portion of employee and director options	-	-	-	-	-	7,374,450	-

Write off balance of derivative liability	-	-	-	-	-	1,897,882	-

Purchase of treasury stock	(105,080)	(105)	-	-	-	-	-

Net income through December 31, 2009	-	-	-	-	-	-	8,376,273

Balance December 31, 2009	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,410,070	$(56,951,866)

Earned portion of employee and director options	-	-	-	-	-	1,871,836	-
Earned portion of vendor share based compensation	-	-	-	-	167,600	-	-
Derivative liabilities – warrants issued with debt	-	-	-	-	-	(412,956)	-
Net (loss) through March 31, 2010	-	-	-	-	-	-	(3,538,710)
Balance March 31, 2010	13,215,311	$13,215	9,733,531	$97,334	$-	$68,868,950	$(60,490,576)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities
Net income (loss)	$(3,538,710)	$19,076,800
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	35,984	17,345
Amortization	136,714	10,443
Share based compensation	2,039,435	1,822,500
Change in fair value of warrant (derivative liabilities)	(42,928)	(22,250,157)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(6,191)	70
Inventory	(5,031)	125
Other current assets	5,657	56,156
Accounts payable and accrued expenses	76,356	204,374
Deferred revenue	-	(12,045)
Net cash flows from operating activities	(1,298,714)	(1,074,389)
Cash Flows From Investing Activities
Purchases of property and equipment	(41,189)	(204,414)
Net cash flows from investing activities	(41,189)	(204,414)
Cash Flows From Financing Activities
Payments on note - technology transfer payments	(250,000)	(500,000)
Proceeds from bank borrowings	-	1,501,827
Repayments on bank borrowings	(442,144)	(1,940,500)
Proceeds from notes payable to and advances from shareholders	1,300,000	208
Payments on notes payable to and advances from shareholders	-	(383,333)
Net cash from issuance of preferred shares	-	2,760,000
Net cash flows from financing activities	607,856	1,438,202
Net increase / (decrease) in cash	(732,047)	159,399
Cash at the beginning of the period	4,072,443	11,636,843
Cash at the end of the period	$3,340,396	$11,796,242
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$47,646	$93,128

Non-Cash Activity

Non-cash proceeds from issuance of Series C preferred shares – derivative liability exchanged for Shares	$-	$17,901,129

Non-cash portion of derivative liabilities associated with warrants issued with debt	$412,956	$-

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $21 million.

The Company currently has tax return periods open beginning with December 31, 2006 through December 31, 2009.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into Topic 260, basic earnings per share were computed using weighted average shareholdings of 13,215,311 and 13,320,380 for the three months ended March 31, 2010 and 2009.  There were no new common shares issued in the three months ended March 31, 2010.  There were 25 shares issued in the three months ended March 31, 2009.

The basic earnings per share are calculated on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Weighted average common shares outstanding assuming full dilution were 38,993,163 for the three months ended March 31, 2009.  Because the Company had a net loss for the three months ended March 31, 2010, there is no dilutive effect and both the basic and diluted losses per share were the same for this period.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 3 – EARNINGS PER SHARE – (Continued)

Basic earnings / (loss) per common share represents the amount of earnings / (loss) for the period available to each share of common stock outstanding during the reporting period.  Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

The Company’s potentially dilutive securities consist of options and warrants, as well as, convertible preferred stock.  Since the Company had a loss in 2010, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non dilutive basis.  In 2009, the Company had 1,627,376 warrants, 3,000,000 options and 9,733,531 preferred shares (in three different Series with different conversion features) which had an impact on calculating fully diluted earnings per share.  The common stock equivalent numbers of shares convertible from the preferred shares were 28,358,575 shares.  After adjustment for potential buy back of convertible preferred and warrants and options, the fully diluted shares were 38,993,163.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash."   The Company recognizes that the standard is applicable to its financial statements for this period but it has no applicable dividend transactions and therefore implementation has had no effect on its financial statements.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We have implemented this standard in our financial disclosures effective in the first quarter of 2010.

In April 2010, the FASB issued ASU 2010-10, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (Topic 740-10-S99-4), which relates to the impact of the differing signature dates for the two healthcare bills on the tax provision and deferred taxes of a registrant.  The Company believes that the standard has no impact on its financial statements or disclosures.

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

On February 24, 2010, the FASB issued ASU 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC.  Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated.  The Company does not believe the changes had a material impact on our results or financial position.

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued),

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued),

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the classifications used to prepare the 2010 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INVENTORY

The Company’s inventory consists primarily of the Needlyzer product less an amount that is necessary to adjust inventory to its estimated net realizable value less all applicable disposition costs.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices.  The various patents include the skin and tube- activated blood collection devices with a cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.

To date, two of the existing patents have been utilized to manufacture parts for testing and evaluation.  The Company expects to begin delivering product in the third quarter of 2010.  Amortization expense was $136,714 which included amortization of $126,271 for the intellectual property and amortization of prepaid loan fees of $10,443.  Estimated future amortization for the balance of this fiscal year is expected to be $546,011 and amortization of the following amounts for the fiscal years ended on December 31 are expected to be as follows:

Fiscal Year Ending December 31,	Amount

2011	$1,109,104
2012	1,821,909
2013	1,821,909
2014	1,695,638
After 12/31/14	1,907,706

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 7 – LONG-TERM DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Payable to Fifth Third Bank, Term Loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing May 1, 2011, collateralized by an assignment of intellectual properties	$1,944,444	$2,361,111

Payable to Traditional Bank, Inc., Term loan, interest at 2.45% payable monthly, maturing June 30, 2010, secured by $1,500,000 interest bearing deposit account.	1,500,000	1,500,000

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5% monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by the Company’s Chairman, CFO and two other shareholders	221,388	246,866

	3,665,832	4,107,977

Less: current portion	3,388,055	3,413,533

Long-term portion	$277,777	$694,444

The term note at Traditional Bank was taken out to pay off the line of credit and was fully collateralized with a certificate of deposit.

The maturities of long-term for the remainder of this fiscal year will be $2,971,388 and the following table summarizes the maturities of long-term debt for the fiscal years ended December 31:

Fiscal Years Ended December 31
2011	$694,444

The financial covenant on the term note with Fifth Third Bank was amended on April 1, 2010 to provide a compensating balance requirement of the lesser of 50% of the outstanding loan balance or $750,000.  As of the first business day of each month the covenant amount, plus the current note payment then due, must be available in a Fifth Third account in the name of the Company.  In addition, the Company agreed to an assignment of its patents as collateral.  The Company also assigned the revenue stream from its minimum volume contracts, in the event of default.  We have also agreed to extinguish our loan with Fifth Third if we raise additional equity capital.  The former covenant required 100% of the loan balance to be covered by cash on deposit in a Company account held in Fifth Third Bank.  The former covenant will be reinstated after September 30, 2010.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control. They are comprised of the following:

	March 31, 2010	December 31, 2009
Short term advances with no stated terms settled in the ordinary course of business	$61,097	$49,742

Demand and promissory notes with varying interest rates and conversion features	1,300,000	-

Less amounts reflected in accounts payable	(61,097)	(49,742)

	$1,300,000	$0

Short term advances consisted of $61,097 and $49,742 for March 31, 2010 and December 31, 2009, respectively, which were due to various related parties including a company controlled by our Chairman for charter air services and unpaid expense reports submitted after year-end totaling $35,550.  An additional $3,634 of expense reports due to our Chief Operating Officer and an employee were part of the year-end short term advances.  Finally, the Company owed SC Capital $10,557 for travel expenses incurred in 2009 but billed in 2010.  At March 31, 2010, the unpaid advances and invoices for services consisted of $60,156 due to SC Capital and $941 due to employees for expense reports.

2010 VOMF Bridge Loans

On February 8, 2010, MedPro borrowed $500,000 from VOMF.  The loan provided MedPro with additional liquidity.  The outstanding principal balance bears interest at an annual rate of 6%, and all principal and interest was originally due and payable on March 31, 2010.

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

On February 26, 2010, we increased the outstanding principal balance of the bridge loan to $850,000 and extended the date on which all principal and interest is due and payable to June 30, 2010.  In consideration, we issued to VOMF a five-year warrant to purchase 212,500 shares of our common stock at $4.00 per share.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS – (Continued)

On March 31, 2010, the Company borrowed an additional $450,000 from VOMF and issued a new 6% promissory note and a five-year warrant to purchase 112,500 shares of our common stock at $4.00 per share.  At March 31, 2010, the outstanding principal amount of short-term notes from VOMF totaled $1,300,000.  All principal and interest is due and payable to June 30, 2010.  The notes and warrants issued on February 26, 2010 and March 31, 2010 have substantially similar terms.

On April 30, 2010, the Company executed a line of credit agreement with VOMF for $1,000,000, which the Company may draw in installments of up to $300,000 per month,.  The outstanding principal balance bears interest at 7% and is due on the earlier of January 1, 2011, or the date on which the Company raises $20,000,000 or more of new equity or debt.  The Company also agreed issue warrants to purchase 166,666 shares of common stock upon the execution of the credit agreement and warrants to purchase 16,667 shares of common stock for each $100,000 drawn on the credit agreement.  The exercise price of the warrants is $3.00 per share.  The initial $250,000 draw on this line was funded on May 4, 2010, at which time the Company issued 208,334 warrants for its common stock exercisable at $3.00 per share.

NOTE 9 – RELATED PARTY TRANSACTIONS

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity.  The contract was replaced with a new contract on January 11, 2010.  The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning on the date of execution.  The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement.  The agreement also contains certain fees for future capital milestones achieved.  Warren Rustand, a director of the Company, is a principal of SC Capital Partners, LLC.

The Company also issued Series AA warrants to purchase 533,458 common shares to SC Capital Partners, LLC for $1.81 per share as compensation for financial advisory services in connection with the December 28, 2007 private placement.  The terms of these warrants are comparable to the terms of the “A” warrants and expire on December 28, 2012.  None of the AA warrants have been exercised as of the date of the financial statements.

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 10 – SHAREHOLDERS’ EQUITY – (Continued)

At March 31, 2010, the Company’s issued and outstanding shares consisted of 13,215,311 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 1,734,340 shares of common and options for 3,332,971 shares of common were outstanding at March 31, 2010.  After March 31, 2010, the Company issued warrants to purchase 325,000 common shares at $4.00 per share and warrants to purchase 208,334 common shares at $3.00 per share, both in connection with debt issuances.

See Note 12 of the notes to our audited financial statements included in our Annual Report on Form 10-K for 2009 for a detailed description of the terms of our three series of preferred stock and stock purchase warrants issued and outstanding, including the accounting treatment.

The Company had previously authorized the issuance of warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for the publication of a research report about the Company in a medical device industry publication.  These warrants became exercisable when the report was delivered to the Company and will expire on December 28, 2012.  During 2009, the Company and the warrant holder negotiated a settlement of a disagreement resulting in the issuance of an additional 31,964 warrants under the original terms and 75,000 warrants exercisable under the original timing but at the market price of $3.75 per share at the date of issuance.  Since the report was completed in the first quarter of 2010, we have expensed the unearned portion of these warrants in the first quarter of 2010.

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through March 31, 2010 the Company had repurchased 105,080 of its shares in the open market transactions at an average price per share of $3.68.
Through April 30, 2010 (during the second quarter of 2010), the Company has acquired 46,498 additional shares of its own common stock at an average price of $3.03.  Overall shares repurchased have been 151,578 shares at $3.48 per share average cost.

NOTE 11 –STOCK PURCHASE WARRANTS

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, ASC 815 (formerly, EITF 07-05) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.

The warrants the Company issued in connection with its sale of Series A Stock on December 28, 2007, possess features covered by ASC 815.  The warrants provide for cashless exercise after one year.  They also provided that if before January 1, 2009, we issued any additional shares of common stock at a price per share less than $1.81 (or the adjusted warrant exercise price then in effect) or without consideration, then the exercise price would adjust to the price per share paid for the additional shares of common stock upon each such issuance.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

To reflect the cumulative effect of adopting ASC 815, the Company reduced Additional Paid in Capital by $6,321,081, increased its Accumulated Deficiency by $35,081,114 and recorded a liability of $41,402,196 as of January 1, 2009.  The amount of the liability was determined by reference to the fair value of the warrants at January 1, 2009. Approximately 1% of the Company’s outstanding common was freely tradable at January 1, 2009. The thinly traded market for the Company’s shares at January 1, 2009, and the volatility of its trading price made the use of level one inputs (quoted market prices in active markets for the warrants or the Company’s shares) under FASB ASC 820 (formerly SFAS 157) as inappropriate. The Company used average share prices in a Black-Scholes calculation using volatility inputs from similar companies and taking into account the time it would take for the market to absorb the influx of over 19,000,000 common shares underlying the warrants based on then current trading volumes. As a result, some level two inputs, such as sales of warrants for cash, and some level three inputs, unobservable inputs developed using estimates and assumptions expected to be utilized by market participants, were used to determine fair value of the warrants for the derivative liability analysis.

After consideration of all the factors necessary to determine the value of the warrants as of January 1, 2009 for purposes of ASC 815 and ASC 820 and Company-specific issues regarding trading prices and trading volume, including the restricted status of nearly 99% of the Company’s common shares under Rule 144 through January 4, 2009, the following inputs were used to value the warrants. Share prices ranged from $7.88 at January 1, 2009 to $5.00 at March 24, 2009. The January price was based on a trailing 20-day average from the first trade in 2009 due to an extremely thin market and price volatility. The Company used a 50% discount from these quoted values in the Black-Scholes calculation in order to more closely approximate the only observable input for the warrant values based on the exercise of the Series C warrants for $2.18 per common share equivalent in March 2009. We also considered the expected inefficient market absorption of the common shares underlying the Series C Stock in the warrant exercise, reflecting the average daily trading volume of fewer than 700 shares during the first quarter of 2009. In addition, the Series C Stock issued in exchange for warrants in March 2009 as well as the 14,339,090 underlying shares of common stock cannot be transferred for one year, and are subject to additional “leak-out” transfer restrictions during the subsequent twelve months. The Company used comparable company volatility rates of 50% in January 2009 and 55% in March 2009. The discount rate was based on comparable term U.S. Treasury rates of 0.76% and 0.81%, respectively for January and March 2009.

In March 2009, two holders of Series A Stock exchanged all of their Series A, B and C warrants, exercisable for a total of 18,285,692 common shares, for $3,000,000 of cash and a total of 1,571,523 shares of new Series C Stock. Each share of Series C Stock converts into 10 common shares, a ratio equivalent to $2.18 per common share. The Company issued 137,614 shares of Series C preferred stock upon the exercise of a portion of the Series C warrants for the cash, plus an additional 1,433,909 shares of Series C preferred stock in exchange for all of the remaining Series A, B and C warrants held by the two stockholders. A small number of common shares were issued in lieu of fractional shares of Series C Stock. The liability for the warrants exchanged in March 2009 was recomputed using the Black-Scholes method with updated inputs and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009 immediately before the exchange. The valuation difference on these warrants was $21,237,919 which accounts for the substantial portion of the total gain for the year ended December 31, 2009, of $21,603,185.

A total of 1,025,882 Series A and B warrants were outstanding at December 31, 2009. The cashless exercise feature terminated on August 12, 2009, when the Company’s registration statement became effective, and no derivative liabilities remained outstanding at December 31, 2009.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

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

•
Transfer restrictions on the Series C Stock issued in exchange for warrants in March 2009, as well as the 14,339,090 underlying shares of common stock, which cannot be transferred for one year, and are subject to additional “leak-out” restrictions during the subsequent twelve months.

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

The factors used to value the remaining derivative liability associated with the remaining A and B warrants as of June 30, 2009 included an estimate of the Company’s volatility calculated based on month end observations for the first six months of 2009 of approximately 55%. The Company’s share price at June 30, 2009 was $5.00. The risk free return rate for the remaining life of the derivatives was based on U S Treasury rates of 1.11% for the 1.75 years of estimated remaining life of the warrants. The A warrant was valued at $3.19 and the B warrant was valued at $3.01. Many of the conversion features expired in August 2009 when the registration statement for the common stock underlying convertible preferred stock and warrants became effective. Other terms expired at the end of 2009. By year end, all of the derivative liability had been written off or recognized as gain.

The warrants we issued during the quarter ended March 31, 2010 provide for cashless exercise after one year.  In addition, if we issue any additional shares of common stock at a price per share less than $4.00 (or the adjusted warrant exercise price then in effect) or without consideration, then the exercise price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

As a result of these features, the Company has recorded a liability for the fair market value of these warrants at their respective issue dates of $412,954.  The derivative liability was adjusted to $370,026 due to a decline in the market value of the warrants of $42,928 as of March 31, 2010.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at March 31, 2010 were:

•	The market price of the Company’s stock on February 26, 2010 of $3.40 and March 31, 2010 of $3.10;
•	Estimated volatility for the quarter of – 48%
•	Risk free return rate – 2.3%
•	Estimated life of the warrants - 5 years

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of $1.34 for the February 26, 2010 warrants and $1.14 for the March 31, 2010 warrants.  The $0.20201 decline in the 212,500 warrants from February 26, 2010 to March 31, 2010 resulted in a gain of $42,928 on the derivative liability as of March 31, 2010.

The following table sets forth, by level, within the fair value hierarchy, the Company’s liabilities which have been reflected at fair value as of March 31, 2010:

	Level 1	Level 2	Level 3

Derivative liabilities	$-0-	$370,026	$-0-
Total liabilities reflected at fair value	$-0-	$370,026	$-0-

The following table presents information with respect to warrants to purchase the Company’s common stock outstanding at March 31, 2010:

Warrant	Number of Shares	Grant Date	Expiration Date	Exercise Price
Vendor	100,000	7/13/2007	07/13/2011	$1.99
Vendor	75,000	7/13/2007	07/13/2011	$3.75
Series AA	533,458	12/28/2007	12/28/2012	$1.81
Series A	512,941	12/28/2007	12/28/2012	$1.81
Series B	512,941	12/28/2007	12/28/2012	$1.99
Non Derivatives	1,734,340
VOMF	212,500	02/26/2010	02/26/2015	$4.00
VOMF	112,500	03/31/2010	03/31/2015	$4.00
Derivatives	325,000
Total	2,059,340

NOTE 12 – STOCK OPTIONS

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

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of 3,000,000 employee and director stock options.  We valued the options utilizing the Black-Scholes model.  The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $1,822,500 of compensation expense for the first quarter of 2010 and 2009. The balance of the unearned compensation was $2,774,250 at March 31, 2010.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 12 – STOCK OPTIONS – (Continued)

On May 27, 2009, the Company issued incentive options to purchase 185,715 shares of common stock to its officers and employees pursuant to the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”).  The exercise prices were $4.24 for the 10% shareholder and $3.85 for the balance of the employees.  At the date of grant, the Company’s shares had been trading for at least one year.  In valuing the options utilizing the Black-Scholes method, the Company used the public trading price and the Company’s own volatility factor of 55% calculated based on closing prices calculated on a monthly basis.  Since the options were to three specific classes of employees (10% or more owners, officers and other employees) the expected life and risk free return factors differed.  The value of the CEO’s options was based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  Finally, the employee options were based on a 6 year life and a 2.83% risk-free return.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.  Options by group were 25,974, 51,948 and 107,793.

A second round of incentive options to purchase 47,256 shares of common stock was issued to employees other than officers, on October 6, 2009.  The factors used to value these options were a life of 6 years, market prices for the stock value ($3.65 exercise price at date of grant), a 55% volatility factor and a 2.25% risk-free return.  The resulting option value was $1.95.

On August 24, 2009, the two directors who joined the board in October 2008 were each granted non-qualified options to purchase 50,000 shares of common stock on the same terms as the options issued to our other directors on August 18, 2008.  This additional grant of “in the money options” was approved by VOMF.  The factors utilized to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to its employees.  The exercise price of the options was $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman is $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten year term, except for the Chairman’s options, which are limited to a five-year term.  The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The unearned compensation is being recorded as expense over three different periods for the three different classes of employees at $5,819 per month.  The classes consist of the 10% or more shareholder employee, the other executive officers and the remainder of the employees.  The amortization periods range from 2.5 to 6 years.  Unearned compensation on these options was $296,229 at March 31, 2010.

On August 24, 2009, the Company’s Board approved the issuance of two 50,000 share options to the two newest directors under the same terms as the 2008 options previously granted to the employees and the other directors.  The shares are exercisable at $1.81 each and may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372.  The amortized compensation for the three months ended March 31, 2010 was $28,047.  Unearned share-based compensation for these two directors at March 31, 2010 was $156,907.

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 12 – STOCK OPTIONS – (Continued)

On October 6, 2009, the Company awarded incentive stock options to purchase 47,256 common shares to its employees, excluding officers.  The exercise price of the options was $3.65 per share, the market price at the close of trading on the grant date.  The options are exercisable immediately and have a ten year term. The Company recorded $91,944 of unearned compensation expense for the October 6, 2009 awards.  The unearned compensation is being recorded as expense over a six year life of the options at $1,277 per month.  Unearned compensation on these options was $84,502 at March 31, 2010. The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31, 2010		Twelve Months Ended December 31, 2009
	Shares	Average weighted exercise price	Shares	Average weighted exercise price

Outstanding beginning	3,332,971	$1.95	3,000,000	n/a
Granted	0	n/a	332,971	$3.24
Exercised	0	n/a	0	n/a
Expired/cancelled	0	n/a	0	n/a
Outstanding, ending	3,332,971	$1.95	3,332,971	$1.95

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable

$1.95	3,332,971	3.114	232,971

NOTE 13 – LEASE COMMITMENT WITH RELATED PARTY

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

Total lease expense was $20,925 and $83,700 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  Future minimum lease payments for the balance of this fiscal year are expected to be $62,775 and for future annual fiscal periods ended December 31 are as follows:

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 13 – LEASE COMMITMENT WITH RELATED PARTY – (continued)

Fiscal Year Ended December 31,

2011	$83,700
2012	55,800
Total	$139,500

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS

Joint Development Agreement

On March 8, 2010, the Company entered into a Joint Development Agreement with Helvoet Pharmaceutical N.V. relating to the development and distribution of our pre-filled passive safety syringe system.  The joint development agreement formalizes the relationship between MedPro and Helvoet and establishes their respective responsibilities and contributions to the project.

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

Distribution Agreements

On July 15, 2008, the Company entered into two Medical Supply Manufacturing Agreements with an international manufacturer and supplier of medical products with a worldwide distribution network. The two agreements grant the distributor the right to manufacture, market and distribute MedPro’s Vacuette tube-activated and skin-activated blood collection systems and its winged blood collection set. Each agreement extends for six years from the commencement of initial commercial manufacturing of the applicable product.

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

MEDPRO SAFETY PRODUCTS, INC.
Notes to Financial Statements

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS – (Continued),

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

The agreement for our tube-activated blood collection system and our skin activated blood collection device provided that the Company would design, construct, complete and successfully test an initial automated production line (“IPL”) for delivery at a mutually acceptable date not earlier than March 31, 2009.  Payment was to be made in three installments, beginning October 1, 2008 with the final payment due March 31, 2009.  The agreement provides for production of a designated minimum number of units each year during the first five years of the agreement. The distributor is obligated to pay the Company a production royalty per unit, totaling $33 million over this period. The distributor has the right to continue to manufacture the products and pay the production royalty in year six.

The agreement for our winged blood collection set provided that the Company would produce an initial design plan for the product for review and the distributor’s approval by October 1, 2008. Payment of the fee for design services was due upon delivery and acceptance of the initial design plan, at which time the Company was to initiate the construction of the production line. Payment for the construction phase was to be made in three equal installments upon the achievement of certain milestones leading to validation of the final production line.  The July 2008 agreement for the winged blood collection set also provides for production of a designated minimum number of units each year during the first five years of the agreement. The distributor is obligated to pay the Company a production royalty per unit, totaling $10.8 million over this period. The distributor has the right to continue to manufacture the products and pay the production royalty in year six.

We recorded program fees of $1,000,000 on each of the safety needle and the winged blood collection set projects in September 2008 when we delivered the automation plan for producing the safety needle and the design plan for the winged blood collection set.

In October 2008 we received an advance of $700,000 for costs associated with automation and other product development activities requested by our distributor.  In November 2008, the distributor informed us that it had decided to change the production lines to incorporate greater computerization and would modify the design plans and construct the production lines itself.  At December 31, 2008 we had spent $687,955 of the advance. In 2008 we recorded $235,100 of the advance as income from the reimbursement of automation expenses. We had also used the advance to purchase packaging equipment for $452,855, which cost was deferred, along with the associated revenue from our customer for its purchase, during 2008. After we reached an oral understanding with the customer during 2009 that we would retain the packaging equipment, we applied $452,855 of deferred revenue from the 2008 advance against the purchase price.  We will retain the equipment at a zero dollar carrying value.  We recognized the remaining $12,045 of deferred revenue from the 2008 advance during the first quarter of 2009.

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

Our long-term strategy is to enter into partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into two such agreements for three of our products. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a needleless intravenous line based on patents and designs we control.  As of this date, we have entered into a joint development agreement with a global manufacturer involved in stopper design and manufacture in the prefilled syringe industry segment.  We will jointly exploit our prefilled and fillable safety syringes.

Our strategy for the next 6 to 9 months focuses on completing the steps necessary to attain pre-market product development milestones and to commence the distribution of three products in these sectors — two models of blood collectors and a winged blood collection set. Although we expect to realize significant revenue from the launch of the first of two models of our blood collection product, the amount of revenue realized in the next several fiscal quarters depends on how soon our distribution partner can complete manufacturing arrangements and commence product delivery.  Delays from issues related to semi-automated assembly techniques and product design have deferred the projected date of initial revenue. We expect product assembly and delivery to begin in the third quarter of 2010.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

MedPro recorded net (loss) of $(3,538,710) for the three months ended March 31, 2010, as compared to a net income of $22,181,876 for three months ended March 31, 2009.  Losses from operations were $(3,537,186) for 2010 and $(3,105,076) for 2009.

In 2010, we recorded net other (expense) of $(1,524) compared to net other income of $19,076,800 in 2009.  Other income in 2009 included $22,250,157 of gain associated with derivative liabilities originally recorded on January 1, 2009.  The gain was primarily due to the decline in the carrying value of the derivative liability as a result of the exchange of a majority of the outstanding warrants for preferred stock and cash and the decrease in our share price during the first quarter of 2009.  See Note 11 of the notes to the financial statement for a description of the derivative liabilities recorded with respect to outstanding warrants to purchase our common stock.

Net other expense included interest expense of $51,353 for 2010 and $75,197 for 2009.  Interest income was $6,902 for 2010 and $6,916 for 2009.  Income from the change in fair value of derivative liabilities was $42,928 in 2010 and $22,250,157 in 2009, as previously described.

We had no sales in either year during the first quarter.  We recorded deferred revenue of $12,045 in 2009, which was the balance of an advance of $700,000 we received in October 2008 for costs associated with automation and other product development activities requested by our distributor in connection with the distribution agreement for our blood collection products.

The most substantial difference between the losses from operations in 2010 and 2009 was the $148,505 increase in professional and insurance costs.  Depreciation and amortization was up $144,910 from 2009 to 2010 primarily due to the initiation of amortization of two of our intellectual properties.  Advertising and promotion, which consists predominantly of investor relations costs, was up $58,309 in 2010 over 2009.

The compensation charge for stock option awards went from $1,822,500 in 2009 to $1,871,835 in 2010, a modest increase of $49,335, reflecting the cost of incentive stock options granted to employees in May and October 2009 and the options granted to our two newest directors in August 2009.  The balance of the change in compensation represents a decline of $22,316 of employee cash compensation due to a reduction of one employee and the suspension of officer bonuses that occurred in 2009 but not in 2010. Other payroll related costs declined by $4,382.  The number of our full-time employees decreased from thirteen in 2009 to twelve in 2010.

The costs associated with the profit sharing plan in 2010 were $14,436 in 2010 and $18,489 in 2009.  The decline was due to lower compensation in 2010 versus 2009.

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

Total compensation for the August 2008 grants will be $14,580,000, $4.86 per share underlying the options.  The Black-Scholes model was used to value the options.  The valuation methodology and underlying assumptions are described in Note 12 of the notes to the 2009 audited financial statements included in our 2009 Annual Report on Form 10-K.  The compensation expense is being charged to earnings over 24 months, which period coincides with the term of a non-competition covenant included in the option agreement. We recorded $1,822,500 of compensation expense in 2010 and 2009.  The balance of the unearned compensation was $2,774,250 at March 31, 2010.

In the first quarter of 2010, total share-based compensation expense on employee option awards granted in May and October 2009 totaled $21,288.  The incentive stock options for 185,715 shares awarded in May were valued at $355,106, and the options for 47,256 shares awarded in October were valued at $91,944 utilizing the Black-Scholes valuation methodology.  No expense was recognized in the first quarter of 2009.

We also granted options for 50,000 shares to our two directors elected in October 2008 on the same terms and conditions as the options granted in August 2008 to our four other directors.  The options are exercisable at $1.81 per share only during January 2013.  The total expense associated with these options was $224,373.  We recorded $28,047 of share-based compensation expense in 2010 and 156,907 of unearned compensation remains on these options at March 31, 2010.  No expense was recorded in the first quarter of 2009 on these options.

Professional and insurance costs increased $148,505 over the same period in 2009.  Consulting fees, accounting fees and other related expenses increased $127,017 during 2010 while legal fees increased only $16,191.  Insurance costs were up $4,098 in 2010 over 2009.  Consulting fees were up $132,711 in 2010 primarily due to our engagement of consultants for product road mapping and product design and development services.  We also incurred $45,000 on consulting with SC Capital, a company partially owned by one of our directors.  We paid $18,750 for a research report and $7,875 for third party consulting on a technical issue with a product under development.  Total consulting costs were $181,831 in 2010 versus $49,120 in 2009.

Travel expenses were $25,408 higher in 2010 versus 2009, reflecting increased travel costs in connection with our recently announced joint development agreement with an EU joint venture partner and meetings with prospective investor groups in the U.S.  Total travel expenses were $127,749 and $106,341 in 2010 and 2009, respectively.

Amortization expenses increased in 2010 to $136,714 from $10,443 in 2009, reflecting amortization of intellectual property costs on two products.  There was no product-related amortization in the first quarter of 2009.

Product development costs increased $40,504 from 2009 levels.  The increase in costs reflects the increased production of samples for verification and validation testing of three products.

Depreciation and amortization expenses (associated with intellectual property and prepaid financing costs) increased by $144,910, reflecting the depreciation of additional testing equipment and manufacturing equipment acquired in 2009 and 2010.  Intangible asset amortization of $126,271 was recorded in 2010, along with amortization of finance costs of $10,443.  This is $126,271 higher than 2009.  Depreciation in 2010 was $35,984 versus $17,345 in 2009.  Fixed asset additions were $41,190 in the first quarter of 2010.  They consisted primarily of manufacturing molds, jigs and fixtures ($40,197 of $41,190).

Liquidity and Capital Resources

Total assets were $14,789,555 as of December 31, 2009 and $13,931,565 as of March 31, 2010. The $857,990 decline in total assets reflects the impact of the negative cash flow from operations, investing and financing activities of $732,047.  During 2010, our cash decreased by $732,047 to $3,340,396 at March 31, 2010 from $4,072,443 at December 31, 2009.  We also paid off $692,145 of bank debt in the first quarter.

Although we expect to realize significant revenue from the launch of our tube activated blood collection product, one of three products under distribution agreements with a worldwide medical products company described below, the amount of revenue realized over the next several fiscal quarters depends on how soon our distribution partner can complete manufacturing arrangements and commence product delivery.  We expect product assembly and delivery to begin in the third quarter of 2010.  Delays associated with perfecting semi-automated assembly techniques and some product design issues have deferred the projected date of initial revenue until the third quarter of 2010.

Despite our expectation of receiving revenue from product sales in 2010, our current cash position requires that we obtain additional funding during 2010 to maintain our current level of operations, as well as to fund the development and launch of all of the safety products for which we currently own intellectual property rights and new devices currently under contract.  We will monitor our cash flow carefully and will maintain only the employment levels necessary to sustain operations.  If we cannot find sources of additional funds on reasonable terms, we may be forced to limit or even suspend our operations and product development plans, which would adversely affect our efforts to achieve profitability and to continue our business.

During the first quarter of 2010, we borrowed $1,300,000 from our principal investor, VOMF, which matures on June 30, 2010.  In connection with this financing, we granted VOMF warrants to purchase 325,000 shares of common stock at $4 per share.  The warrant features caused them to be treated as derivative liabilities and we recorded an additional $412,954 of liabilities as the loans were recorded.  At March 31, 2010, as the price of our stock declined, we adjusted the market value of the warrants by $42,928 to reflect the reduction of the derivative liability and a gain from the adjustment of the market value of the derivative.

We have entered into discussions with VOMF to provide funding, as required, for us to continue to operate through the end of 2010.  VOMF has provided an additional $1,000,000 line of credit, which we can draw in monthly installments of up to $300,000.  The line of credit has been provided to fund operations and the purchase of shares from time to time under our stock repurchase program.  Since the first of the year, we have been actively exploring other arrangements for short-term and long term financing with several institutional investors and other prospects.

Our credit agreement with a commercial bank originally included a $5,000,000 term loan and a $1,500,000 revolving line of credit.  During 2009, we paid off the $1,498,475 balance of the line of credit.  At December 31, 2009, the outstanding balance of the term loan was $ 2,361,111.  The term loan matures on August 1, 2011.  Our monthly payment under the term loan is approximately $138,889 of principal plus interest at the prime rate plus 2%.

Our term loan agreement was modified in June 2009 to release our Chairman and Chief Executive Officer from his personal guarantee.  In return, we agreed to maintain a compensating cash balance with the lender equal to the declining balance of the term note.  We met the loan covenant at the end of 2009 and have met it at the end of each subsequent month.  On April 1, 2010, we entered into a new loan agreement with the lender which adjusted the compensating balance requirement from 100% of the loan balance to the lesser of 50% of the outstanding loan balance at the first business day of the month or $750,000 after the bank sweeps the payment due on the first of the month.  The original covenant is restored after September 30, 2010.  We have pledged our patents and our guaranteed revenue contracts as collateral for the loan.  In the event of a default, the lender will collect the revenue on these contracts directly from our distribution partner.

On March 31, 2010, we renewed our $1,500,000 loan at Traditional Bank, Inc. for an additional ninety days.  That loan is expected to be paid on June 30, 2010 by applying the $1,500,000 compensating cash balance held in an account with the lender.

We believe there is a well defined market for our products, encouraged by Federal Needlestick Safety and Prevention Act, which requires the use of safety products similar to those we are developing.  In July 2008, we entered into two agreements with a worldwide medical products company to manufacture and distribute three of our blood collection products.  Both agreements continue for five years from the date we make an initial commercial shipment of the product.  The distributor has agreed to purchase minimum annual quantities of both models of the safety needles and our winged blood collection set over the five-year term of the contract, for royalties totaling over $43 million under both agreements.  As described above, we expect to begin to receive royalty revenue from the first blood collection product during the third quarter of 2010. We are optimistic about the prospects for our blood collection products based upon our pre-marketing activities, general interest in the skin activated product, and our minimum volume distribution contracts.

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

Item 4T. Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II
Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings as of this date.

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, we issued warrants to purchase shares of its common stock in consideration of bridge loans extended to us by Vision Opportunity Master Fund, Ltd. (“VOMF”).  The warrant purchase price is $4.00 per share and the warrants have a five-year term.  We also agreed to appoint a representative of VOMF to its board of directors at such time as requested by VOMF.  Except for $75,000 which we agreed to use to purchase shares of its common stock under its stock repurchase program announced on June 25, 2009, the proceeds of the loans were used for general corporate purposes.  These transactions between us and VOMF, a principal holder of our common and preferred stock, were exempt transactions not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended.  The following table presents additional information regarding the transactions.

Date	Principal amount of bridge loan	Number of Shares Underlying Warrant	Warrant Expiration Date

2/6/2010	$500,000	n/a	n/a
2/26/2010	350,000	212,500	2/26/2015
3/31/2010	450,000	112,500	3/31/2015
Total	$1,300,000	325,000

The following table provides certain information with respect to our purchases of common stock during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2010 through 1/31/2010	0	0	105,080	894,920

2/1/2010 through 2/28/2010	0	0	105,080	894,920

3/1/2010 through 3/31/2010	0	0	105,080	894,920

Total	0	0	105,080	894,920

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules.

	10.1	Sixth amendment to credit agreement with Fifth Third Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 1, 2010).

*	10.2
Securities Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of March 31, 2010 (including form of 6% Promissory Note and Common Stock Purchase Warrant).

	10.3
Securities Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of April 30, 2010 (including form of 7% Promissory Note and Common Stock Purchase Warrant) is incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2010.

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

May 13, 2010	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

May 13, 2010	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief
Financial Officer and Chief
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Sixth amendment to credit agreement with Fifth Third Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 1, 2010).

10.2
Securities Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of March 31, 2010 (including form of 6% Promissory Note and Common Stock Purchase Warrant).

10.3
Securities Purchase Agreement between MedPro Safety Products, Inc. and Vision Opportunity Master Fund, Ltd. dated as of April 30, 2010 (including form of 7% Promissory Note and Common Stock Purchase Warrant) is incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2010.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350.