Form 10-Q
period 2010-06-30
MedPro Safety Products, Inc.
filed 2010-08-16
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 13,148,148 shares of Common Stock were outstanding at July 19, 2010.

INDEX

PART I
Item 1.  Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

Balance Sheets as of June 30, 2010 and December 31, 2009

Statements of Operations for the three and six months ended June 30, 2010 and 2009

Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and the year ended December 31, 2009

Statements of Cash Flows for the six months ended June 30, 2010 and 2009

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
June 30, 2010 and December 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$2,335,668	$4,072,443
Accounts receivable, net of allowance of $21,225	1,272	-
Inventory	274,701	247,981
Accrued interest income	5,245	18,694
Prepaid expenses and other current assets	26,770	22,048

Total current assets	2,643,656	4,361,166

Property and Equipment
Equipment and tooling	1,102,572	1,042,869
Leasehold improvements	192,377	192,377
Computers, network and phones	199,984	197,574
Furniture and fixtures	118,019	118,019
Trade show booth	7,341	7,341

	1,620,293	1,558,180

Less: accumulated depreciation	326,570	252,966

Property and equipment, net	1,293,723	1,305,214

Other Assets
Intangible assets, net of amortization of $295,383 and $42,840, respectively	8,814,914	9,067,457
Deferred financing costs, net of amortization of $148,502 and $127,616, respectively	34,831	55,718

Total other assets	8,849,745	9,123,175

Total assets	$12,787,124	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
June 30, 2010 and December 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$567,166	$406,121
Accrued interest payable	13,084	10,674
Current portion of long term debt	3,223,193	3,413,533
Current portion of technology transfer payments – Visual Connections, Inc.	-	250,000
Notes payable to and advances from shareholders	2,329,654	-
Derivative liabilities – fair value of warrants	681,782	-

Total current liabilities	6,814,879	4,080,328

Long-Term Liabilities
Notes payable - long term portion	0	694,444

Total long term liabilities	0	694,444

Total liabilities	6,814,879	4,774,772

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $1,364,793 and $1,215,544, respectively	66,682	66,682

Series B Preferred
1,493,779 shares issued and outstanding	14,937	14,937

Series C Preferred
1,571,523 shares issued and outstanding	15,715	15,715

Common stock
$.001 par value; 90,000,000 shares authorized; 13,148,148 and 13,215,311 issued and outstanding, respectively	13,148	13,215

Additional paid-in capital	70,329,882	67,410,070

Unearned share-based compensation	-	(167,600)

Treasury stock (172,243 and 105,080 common shares, respectively)	(589,353)	(386,370)
Accumulated deficit	(63,878,766)	(56,951,866)

Total shareholders’ equity	5,972,245	10,014,783

Total liabilities and shareholders’ equity	$12,787,124	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
Automation Services and Equipment	$-	$-	$-	$12,045
Total sales	-	-	-	12,045

Cost of goods sold and automation	550	4,610	4,184	12,045

Gross profit	(550)	(4,610)	(4,184)	-

Operating Expenses

Salaries, wages, and payroll taxes	2,318,627	2,268,187	4,582,577	4,509,676

Qualified profit sharing plan	16,842	18,316	31,277	36,804

Advertising and promotion	12,535	143,602	202,971	275,729

Product development costs	238,665	240,395	448,686	413,657

Professional and insurance	495,695	288,425	978,947	623,170

General and administrative	33,430	92,155	104,441	171,601

Travel and entertainment	142,475	66,581	270,224	168,922

Depreciation and amortization	174,335	31,498	347,032	59,286

Total operating expenses	3,432,604	3,149,159	6,966,155	6,258,845
Loss from operations	(3,433,154)	(3,153,769)	(6,970,339)	(6,258,845)

Other Income (Expenses)

Interest expense	(59,754)	(65,886)	(111,108)	(141,083)

Interest income	5,570	15,945	12,472	22,861
Change in fair value of derivative liabilities	99,147	(1,929,325)	142,075	20,320,832

Total other income (expenses)	44,963	(1,979,266)	43,439	20,202,610

Provision for income taxes	-	-	-	-

Net income/(loss)	$(3,388,191)	$(5,133,035)	$(6,926,900)	$13,943,765

Net earnings/(loss) per common share
Basic net earnings (loss) per share	$(0.26)	$(0.39)	$(0.53)	$1.05
Fully diluted net earnings/(loss) per share	$-	$-	$-	$0.33

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,166,609	13,320,386	13,190,825	13,320,386
Weighted average number of shares outstanding - diluted	-	-	-	42,316,278

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2010
and the Year Ended December 31, 2009

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency

Balance, January 1, 2009	13,320,366	$13,320	8,162,008	$81,619	$(21,885)	$37,346,609	$(65,328,139)
Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-
Share based vendor compensation	-	-	-	-	(145,715)	145,715	-
Earned portion of employee and director options	-	-	-	-	-	7,374,450	-
Write off balance of derivative liability	-	-	-	-	-	1,897,882	-
Purchase of treasury stock	(105,080)	(105)	-	-	-	-	-
Net income through December 31, 2009	-	-	-	-	-	-	8,376,273
Balance December 31, 2009	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,410,070	$(56,951,866)
Earned portion of employee and director options	-	-	-	-	-	3,743,670	-
Earned portion of vendor share based compensation	-	-	-	-	167,600	-	-
Derivative liabilities – warrants issued with debt	-	-	-	-	-	(823,857)	-
Purchase of treasury stock	(67,163)	(67)	-	-	-	-	-
Net (loss) through June 30, 2010	-	-	-	-	-	-	(6,926,900)
Balance June 30, 2010	13,148,148	$13,148	9,733,531	$97,334	$-	$70,329,883	$(63,878,766)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(6,926,900)	$13,943,765
Adjustments to reconcile net income (loss) to net cash
flows from operating activities:
Depreciation	73,604	38,400
Amortization	273,429	20,886
Share based compensation	3,911,270	3,651,505
Change in fair value of warrant (derivative liabilities)	(142,075)	(20,320,832)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	13,450	(11,228)
Inventory	(26,720)	(370)
Other current assets	(4,722)	151,896
Accounts payable and accrued expenses	161,045	(136,776)
Accrued interest payable	2,410	(18,449)
Deferred revenue	-	(12,045)
Net cash flows from operating activities	(2,665,209)	(2,693,248)
Cash Flows From Investing Activities
Purchases of property and equipment	(62,113)	(311,576)
Net cash flows from investing activities	(62,113)	(311,576)
Cash Flows From Financing Activities
Payments on note - technology transfer payments	(250,000)	(1,000,000)
Proceeds from bank borrowings	-	1,500,000
Repayments on bank borrowings	(884,784)	(2,379,433)
Proceeds from notes payable to and advances from shareholders	2,328,382	208
Payments on notes payable to and advances from shareholders	-	(383,333)
Net cash from issuance of preferred shares	-	2,760,000
Purchase of treasury shares	(203,051)	-
Net cash flows from financing activities	990,547	497,442
Net increase / (decrease) in cash	(1,736,775)	(2,507,382)
Cash at the beginning of the period	4,072,443	11,636,843
Cash at the end of the period	$2,335,668	$9,129,461
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$79,044	$191,186

Non-Cash Activity

Non-cash proceeds from issuance of Series C preferred shares – derivative liability exchanged for Shares	$-	$17,901,129

Non-cash portion of derivative liabilities associated with warrants issued with debt	$823,858	$-

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

No income tax benefit (expense) was recognized for the three or six months ended June 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $25 million.

The Company currently has tax return periods open beginning with December 31, 2006 through December 31, 2009.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into Topic 260, basic earnings per share were computed using weighted average shareholdings of 13,169,311 and 13,320,386 for the six months ended June 30, 2010 and 2009.  There were no new common shares issued in the six months ended June 30, 2010.  There were 25 shares issued in the six months ended June 30, 2009.

The basic earnings per share are calculated on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Weighted average common shares outstanding assuming full dilution were 42,316,278 for the six months ended June 30, 2009.  Because the Company had a net loss for the three and six month periods ended June 30, 2010, there is no dilutive effect and both the basic and diluted losses per share were the same for this period.

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

NOTE 3 – EARNINGS PER SHARE – (Continued)

The Company’s potentially dilutive securities consist of options and warrants, as well as, convertible preferred stock.  Since the Company had a loss in 2010, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non dilutive basis.  In 2009, the Company had 1,627,376 warrants, 3,000,000 options and 9,733,531 preferred shares (in three different Series with different conversion features) which had an impact on calculating fully diluted earnings per share.  The common stock equivalent numbers of shares convertible from the preferred shares were 28,358,575 shares.  After adjustment for potential buy back of convertible preferred and warrants and options, the fully diluted shares were 42,316,278.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for or related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We have implemented this standard in our financial disclosures effective in the first quarter of 2010.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

To date, two of the existing patents have been utilized to manufacture parts for testing and evaluation.  The Company expects to begin delivering product in the fourth quarter of 2010.  Amortization expense was $273,429 which included amortization of $252,543 for the intellectual property and amortization of prepaid loan fees of $20,886.  Estimated future amortization for the balance of this fiscal year is expected to be $322,341 and amortization of the following amounts for the fiscal years ended on December 31 are expected to be as follows:

Fiscal Year Ending
December 31,	Amount

2011	$1,109,104
2012	1,821,909
2013	1,821,909
2014	1,695,638
After 12/31/14	2,078,843

NOTE 7 – LONG-TERM DEBT

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Payable to Fifth Third Bank, Term Loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing May 1, 2011, collateralized by an assignment of intellectual properties	$1,527,780	$2,361,111

Payable to Traditional Bank, Inc., Term loan, interest at 2.45% payable monthly, maturing July 1, 2010, secured by $1,500,000 interest bearing deposit account. (Account paid in full July 1, 2010.)	1,500,000	1,500,000

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5% monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by the Company’s Chairman and CFO. Note was extended 60 days on July 23, 2010. Principal and interest due in full on September 23, 2010.	195,416	246,866
	3,223,196	4,107,977
Less: current portion	3,223,196	3,413,533
Long-term portion	$0	$694,444

The term note at Traditional Bank was taken out to pay off the original Fifth Third Bank line of credit and was fully collateralized with a certificate of deposit.

The maturities of long-term for the remainder of this fiscal year will be $2,528,749 and the following table summarizes the maturities of long-term debt for the fiscal years ended December 31:

Fiscal Year Ended December 31
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

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control.  They are comprised of the following:

	June 30, 2010	December 31, 2009
Short term advances with no stated terms settled in the ordinary course of business	$14,908	$49,742

Demand and promissory notes with varying interest rates and conversion features	2,329,654	-

Less amounts reflected in accounts payable and accrued interest	(14,908)	(49,742)
	$2,329,654	$0

Short term advances consisted of $14,908 and $49,742 for June 30, 2010 and December 31, 2009, respectively, which were due to various related parties including a company controlled by our Chairman for charter air services and unpaid expense reports submitted after year end totaling $35,550.  An additional $3,634 of expense reports due to our Chief Operating Officer and an employee were part of the year-end short term advances.  Finally, the Company owed SC Capital $10,557 for travel expenses incurred in 2009 but billed in 2010.  At June 30, 2010, the unpaid advances and invoices for services consisted of $10,053 due to SC Capital and $4,855 due to employees, officers and directors for expense reports.  Directors and officers were $14,072 (including SC Capital) of the total $14,908.

2010 VOMF Bridge Loans

On February 8, 2010, MedPro borrowed $500,000 from VOMF.  The loan provided MedPro with additional liquidity.  The outstanding principal balance bears interest at an annual rate of 6%, and all principal and interest was originally due and payable on March 31, 2010.

Under the terms of the note purchase agreement, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request.  Other covenants of the note purchase agreement provide that without the written consent of VOMF, we will not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens.  We also agreed not to sell any of our properties, assets and rights including, without limitation, intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF.

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS – (Continued)

On February 26, 2010, we increased the outstanding principal balance of the bridge loan to $850,000 and extended the date on which all principal and interest was due and payable to June 30, 2010.  In consideration, we issued to VOMF a five-year warrant to purchase 212,500 shares of our common stock at $4.00 per share.

On March 31, 2010, the Company borrowed an additional $450,000 from VOMF and issued a new 6% promissory note and a five-year warrant to purchase 112,500 shares of our common stock at $4.00 per share.  At March 31, 2010, the outstanding principal amount of short-term notes from VOMF totaled $1,300,000.  All principal and interest was due and payable to June 30, 2010.  The notes and warrants issued on February 26, 2010 and March 31, 2010 have substantially similar terms.

On April 30, 2010, the Company executed a line of credit agreement with VOMF for $1,000,000, which the Company may draw in installments of up to $300,000 per month.  The outstanding principal balance bears interest at 7% and is due on the earlier of January 1, 2011, or the date on which the Company raises $20,000,000 or more of new equity or debt.  The Company also agreed to issue warrants to purchase 166,666 shares of common stock upon the execution of the credit agreement and warrants to purchase 16,667 shares of common stock for each $100,000 drawn on the credit agreement.  The exercise price of the warrants is $3.00 per share.  The initial $250,000 draw on this line was funded on May 4, 2010, at which time the Company issued 208,334 warrants for its common stock exercisable at $3.00 per share.

On May 28, 2010, the Company borrowed an additional $300,000 from VOMF and issued a new 7% promissory note and a five-year warrant to purchase 50,001 shares of our common stock at $3.00 per share.

On June 4, 2010, the Company and VOMF executed an extension for the notes issued to date.  These notes are now due September 30, 2010.

On June 30, 2010, the Company borrowed an additional $450,000 from VOMF and issued a new 7% promissory note and a five-year warrant to purchase 75,002 shares of our common stock at $3.00 per share.  This note is due September 30, 2010.

The total outstanding loans from VOMF at June 30, 2010 were $2,300,000.  Accrued interest on these loans was $29,654 at June 30, 2010.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

The Company also issued Series AA warrants to purchase 533,458 common shares to SC Capital Partners, LLC for $1.81 per share as compensation for financial advisory services in connection with the December 28, 2007 private placement.  The terms of these warrants are comparable to the terms of the “A” warrants and they expire on December 28, 2012.  None of the AA warrants have been exercised as of the date of the financial statements.

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

At June 30, 2010, the Company’s issued and outstanding shares consisted of 13,148,148 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 2,392,677 shares of common and options for 3,332,971 shares of common were outstanding at June 30, 2010.  On July 30, 2010, after the quarter ended, the Company issued 83,335 warrants to purchase common stock in connection with a new $500,000 loan from VOMF issued at 7%.  The warrants are exercisable at $3 per share for a five year period.

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

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through March 31, 2010 the Company had repurchased 105,080 of its shares in the open market transactions at an average price per share of $3.68.  None of these purchases occurred in the first quarter of 2010.  During the quarter ended June 30, 2010, the Company acquired an additional 67,163 shares of its own common stock at an average price of $3.03.  The total number of shares repurchased has been 172,243 shares at $3.42 per share average cost.  The Company has spent $589,550 on share repurchases since the inception of the buy- back program.

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

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

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

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

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

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

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

All of the warrants we issued in 2010 provide for cashless exercise after one year.  In addition, if we issue any additional shares of common stock at a price per share less than the adjusted warrant exercise price then in effect or without consideration, then the exercise price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The warrants we issued in the first quarter of 2010 have an exercise price of $4.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability for the fair market value of these warrants at their respective issue dates of $412,954.  The derivative liability was adjusted to $370,026 due to a decline in the market value of the warrants of $42,928 as of March 31, 2010.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at March 31, 2010 were:

•	The market price of the Company’s stock on February 26, 2010 of $3.40 and March 31, 2010 of $3.10;
•	Specific Company Volatility for the quarter of – 48%
•	Risk free return rate – 2.3%
•	Estimated life of the warrants - 5 years

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of $1.34 for the February 26, 2010 warrants and $1.14 for the March 31, 2010 warrants.  The $0.20201 decline in the 212,500 warrants from February 26, 2010 to March 31, 2010 resulted in a gain of $42,928 on the derivative liability as of March 31, 2010.  As of June 30, 2010, these warrants were revalued to $294,253.  The Company recorded an additional gain of $75,773 for these warrants in the second quarter of 2010.

NOTE 11 –STOCK PURCHASE WARRANTS – (Continued)

The warrants we issued in the second quarter of 2010 have an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $410,902.  The derivative liability for these warrants was adjusted to $387,529 due to a decline in the market value of the warrants of $23,374 as of June 30, 2010.  The combined gain on derivative valuation for the quarter was $99,147.  Gain on derivative valuation for the six months ended June 30, 2010 was $142,075.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at June 30, 2010 were:

•	The market price of the Company’s stock on April 30, 2010, June 3, 2010 and June 30, 2010 were all $3.00 per share;
•	Specific Company Volatility for the valuation dates were – 44.51, 43.32 and 42.26, respectively;
•	Risk free return rates were – 2.43%, 2.17% and 1.79%, respectively; and
•	Estimated life of the warrants - 5 years.

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of approximately $1.25, $1.22 and $1.18 for the respective warrant grant dates.  The quarter end valuations of these warrants were determined based on a $3.00 market price, 42.26% volatility, 1.79% risk free return and estimated remaining lives of the warrant based on their respective maturity dates.  The adjustments to the derivative liabilities were previously stated above.

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

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of these 3,000,000 options. The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $3,645,000 of compensation expense for the first two quarters of 2010 and 2009.  The balance of the unearned compensation was $951,750 at June 30, 2010.

NOTE 12 – STOCK OPTIONS – Continued,

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to all of its employees.  The exercise price of the options was $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman was $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten year term, except for the Chairman’s options, which are limited to a five-year term. The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The Company is recording compensation expense over three different periods for the Chairman, other officers and other employees, respectively, at $5,819 per month. Unearned compensation for these options was $278,771 at June 30, 2010.

The CEO’s options were valued based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  Finally, the employee options were based on a 6 year life and a 2.83% risk-free return.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.

On August 24, 2009, the Company awarded an option to purchase 50,000 shares to both of the directors elected in October 2008.  The options have the same terms as the options previously granted to the employees and the other directors in August 2008.  The option exercise price is $1.81 per share and the options may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372. The Company recorded compensation expense of $56,093 for the six months ended June 30, 2010.  The factors utilized to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  Unearned compensation for these options was $128,860 at June 30, 2010.

On October 6, 2009, the Company awarded incentive stock options to purchase 47,256 common shares to its employees, excluding officers.  The exercise price of the options was $3.65 per share, the market price at the close of trading on the grant date.  The options are exercisable immediately and have a ten year term. The Company recorded $91,944 of unearned compensation expense for the October 6, 2009 awards. The unearned compensation is being recorded as expense over a six year life of the options at $1,277 per month. The Company recorded compensation expense of $7,662 for the six months ended June 30, 2010.   The factors used to value these options were a life of 6 years, market prices for the stock value ($3.65 exercise price at date of grant), a 55% volatility factor and a 2.25% risk-free return.  The resulting option value was $1.95.  Unearned compensation on these options was $80,671 at June 30, 2010.

We valued the options granted under the 2008 Plan utilizing the Black-Scholes model.  The values of the options granted under the 2008 Plan on August 18, 2008, May 27, 2009, August 24, 2009 and October 6, 2009 and the inputs the Company used to determine those values under the Black-Scholes method are described in Note12 of the Notes to the Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 12 – STOCK OPTIONS – Continued,

The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30, 2010		Twelve Months Ended December 31, 2009
	Shares	Average weighted exercise price	Shares	Average weighted exercise price

Outstanding beginning of period	3,332,971	$1.95	3,000,000	n/a
Granted	0	n/a	332,971	$3.24
Exercised	0	n/a	0	n/a
Expired/cancelled	0	n/a	0	n/a
Outstanding, end of period	3,332,971	$1.95	3,332,971	$1.95

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable

$1.95	3,332,971	3.114	232,971

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

Total lease expense was $41,850 for the six months ended June 30, 2010 and 2009, respectively.  Future minimum lease payments for the balance of this fiscal year are expected to be $41,850 and for future annual fiscal periods ended December 31 are as follows:

Fiscal Year Ended December 31,

2011	$83,700
2012	55,800
Total	$139,500

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS

Joint Development Agreement

On March 8, 2010, the Company entered into a Joint Development Agreement with Helvoet Pharmaceutical N.V. relating to the overall development and distribution of our pre-filled passive safety syringe system.  The joint development agreement formalizes the relationship between MedPro and Helvoet and establishes their respective responsibilities and contributions to the project.

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

Distribution Agreements

On July 15, 2008, the Company entered into two Medical Supply Manufacturing Agreements with an international manufacturer and supplier of medical products with a worldwide distribution network. The two agreements grant the distributor the right to manufacture, market and distribute MedPro’s tube-activated and skin-activated blood collection systems and its winged blood collection set. Each agreement extends for six years from the commencement of initial commercial manufacturing of the applicable product.

The July 2008 agreements required the Company to perform multiple revenue generating activities, which are independent and distinct phases of the project.

•
First, the Company provided services, preparing and delivering the production line design for the blood collection devices and the initial design and preproduction plan for the Wing product. The design plans include the design and specifications of the medical devices the lines would actually produce, thereby allowing a different contractor to use the plans to construct the production line. The arrangements contemplated the design plans would be delivered by October 1, 2008, and the Company would earn a $1 million fee for design services when the distributor accepted each of the plans.

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

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS – Continued,

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

In October 2008 we received an advance of $700,000 for costs associated with automation and other product development activities requested by our distributor.  In November 2008, the distributor informed us that it had decided to change the production lines to incorporate greater computerization and would modify the design plans and construct the production lines itself.  At December 31, 2008 we had spent $687,955 of the advance.  In 2008 we recorded $235,100 of the advance as income from the reimbursement of automation expenses. We had also used the advance to purchase packaging equipment for $452,855, which cost was deferred, along with the associated revenue from our customer for its purchase, during 2008. After we reached an oral understanding with the customer during 2009 that we would retain the packaging equipment, we applied $452,855 of deferred revenue from the 2008 advance against the purchase price.  We retained the equipment at a zero dollar carrying value.  We recognized the remaining $12,045 of deferred revenue from the 2008 advance during the first quarter of 2009.

On July 16, 2010, we entered into a new agreement (the “July 2010 Agreement”) with our distributor that terminated and superseded the July 2009 Manufacturing Agreements.  The July 2010 Agreement covers the two holder products and the winged blood collection set. The July 2010 Agreement has a term ending six years from October 1, 2010, which may be extended for up to three years in certain circumstances.

During the term of the July 2010 Agreement, the distributor will pay a total minimum royalty of not less than $43,750,000 (the “Royalty Amount”).  Royalty payments will be made no later than the fifteenth day following the end of each calendar quarter, based on a minimum number of units for each calendar quarter.  Until the Royalty Amount has been paid in full, if the aggregate royalties paid for all preceding quarters in the aggregate exceeds the minimum aggregate royalties owed on minimum quarterly production for all preceding quarters, then the minimum royalty obligation for the next quarter will be reduced accordingly.

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS – Continued,

The Company agreed to make a quarterly financial contribution to the distributor to help cover the anticipated expenses of marketing the products during the term of the July 2010 Agreement.  The total marketing contribution would total approximately $6.65 million over the six-year term of the July 2010 Agreement.

The July 2010 Agreement also resolved the issue of prior advances to the Company by adjusting the prior fees paid to the Company to $2,350,000 from $2,700,000.  The Company agreed to credit the customer with $350,000 against future obligations to the Company.  The Company recorded these transactions as a $275,000 purchase of a packaging machine, which had previously been recorded at a zero basis even though the Company had paid $452,855 for the machine, and $75,000 of expense in the third quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the six months ended June 30, 2010 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2009.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing multiple products in four related product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

Our long-term strategy is to enter into partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into one such agreement for three of our products.  In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe.  Our product development plans also include a needleless intravenous line based on patents and designs we control.  We have entered into a development agreement with a global manufacturer involved in stopper design to jointly commercialize our prefilled and fillable safety syringes.  We have also acquired intellectual property rights to a safety needle for “pen” delivery systems for various medicaments such as insulin.

Our strategy for the next 18 months focuses on completing the steps necessary to attain pre-market product development milestones and to commence the distribution of three products in these sectors — two models of blood collectors and a winged blood collection set.  In July 2010 we entered into a new agreement for the manufacture and distribution of our three blood collection products, terminating and superseding the prior agreements relating to these products.  Our new agreement provides for royalty payments based on minimum volume commitments to commence October 1, 2010.  The agreement contemplates that the production and sale of our three blood collection products, and therefore the amount of revenue realized, will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the new agreement totals $43,750,000. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. Our operations are currently funded from the proceeds from sales of securities, revenue from operations and borrowing from commercial lenders and related parties.  We are currently seeking financing based on the monetization of our contract rights to receive royalties of not less than $43,750,000 from production of our blood collection products over a six-year term.  We intend to use the financing proceeds to pay off current debt and for working capital to fund the commercialization of our technology and expand our ability to manufacture and deliver products to commercial markets.

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

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market, of five years.  We began amortization of the patents for our two blood collectors in December 2009 when these products were first introduced for human use in December.  Because our winged blood collection product, our Key-Lok technology and our Syringe Guard family of products are currently not in production for distribution, we have not begun to amortize the patents for those technologies. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.  Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on our current borrowing rate, is in excess of our cost of our patents and estimated development costs ($58 million) by approximately 592%.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

MedPro recorded net (loss) of ($3,388,191) for the three months ended June 30, 2010, as compared to a net (loss) of ($5,133,035) for three months ended June 30, 2009.  Losses from operations for the three month periods ended June 30 were $(3,433,154) for 2010 and $(3,153,769) for 2009.  For the six month periods ended June 30, 2010 and 2009, net income or (loss) was ($6,926,900) for 2010 and $13,943,765for 2009.

Three Months Ended June 30, 2010 and 2009

Total compensation, including share-based compensation was $50,440 higher in the three months ended June 30, 2010 versus 2009.  We added some additional option costs in 2010.  Advertising and promotion was down ($131,067) in the 2010 period versus 2009.  This reflects the more conservative use of investor relations assistance in 2010.  Professional and insurance costs were up $207,270 reflecting additional legal work in 2010 second quarter over 2009.  A number of factors contributed to the increased professional and insurance costs.  They included some new contract work by our lawyers and new consultants hired to assist us with product positioning.

Travel costs were up $75,894 reflecting increased travel attempting to raise equity capital and more work in Europe with customers, contractors and new development partners.  General and administrative costs were down ($58,725) reflecting tighter control of home office expenses.  Depreciation and amortization were up $142,837 reflecting amortization charges on out holder intellectual property cost this year versus 2009.

Six Months Ended June 30, 2010 versus 2009

For the six months ended June 30, 2010, we recorded net other income of $43,439 compared to net other income of $20,202,610 for the same period in 2009.  Other income in 2009 included $20,320,832 of gain associated with derivative liabilities originally recorded on January 1, 2009.  The gain was primarily due to the decline in the carrying value of the derivative liability as a result of the exercise and exchange of warrants for cash and preferred stock and the decrease in the market price of our shares during the first two quarters of 2009.  See Note 8 of the notes to the financial statements for a description of the derivative liabilities recorded with respect to outstanding warrants to purchase our common stock.  The net other income of $43,439 in 2010 included $142,075 of gain from change in the carrying value of derivative liabilities recorded for the grant of warrants with debt issued in 2010, also resulting from a decrease in the market price of our shares.

Net other expense included interest expense of $111,108 for 2010 and $141,083 for 2009.  Interest income was $12,472 for 2010 and $22,861 for 2009.  Income from the change in fair value of derivative liabilities was $142,075 in 2010 and $20,320,832 in 2009, as previously described.

We had no sales in either year during the first two quarters.  We recorded revenue of $12,045 in 2009, which was the balance of an advance of $700,000 we received in October 2008 for costs associated with automation and other product development activities requested by our distributor in connection with the distribution agreement for our blood collection products.

The most substantial difference between the losses from operations in 2010 and 2009 was the $355,777 increase in professional and insurance costs.  Depreciation and amortization was up $287,746 from 2009 to 2010 primarily due to the initiation of amortization of two of our intellectual properties.  Advertising and promotion, which consists predominantly of investor relations costs, was down ($72,758) in 2010 over 2009 as a result of changing IR firms and cutting the Company’s monthly cost by 77%.

The compensation charge for stock option awards went from $3,651,505 in 2009 to $3,746,670 in 2010, an increase of $95,165, reflecting the incentive stock options granted to employees in May and October 2009 and the options granted to our two newest directors in August 2009.  The balance of the change in compensation and other payroll related costs reflects a decline of $22,264 due to a reduction of one employee and the suspension of officer bonuses in 2010.  The number of our full-time employees decreased from thirteen in 2009 to twelve in 2010.

The costs associated with the profit sharing plan in 2010 were $31,277 and $36,804 in 2009.  The decline of $5,527 was due to lower compensation in 2010 versus 2009.

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

The non-cash compensation charge for the August 2008 grants will total $14,580,000, or $4.86 per share underlying the options.  The Black-Scholes model was used to value the options.  The valuation methodology and underlying assumptions are described in Note 12 of the notes to the financial statements.  The compensation expense is being charged to earnings over 24 months, which period coincides with the term of a non-competition covenant included in the option agreement. We recorded $3,645,000 of compensation expense for the first two quarters of 2010 and 2009.  The balance of the unearned compensation was $951,750 at June 30, 2010.

During the first two quarters of 2010, total share-based compensation expense on employee option awards granted in May and October 2009 totaled $42,577.  The incentive stock options for 185,715 shares awarded in May were valued at $355,106, and the options for 47,256 shares awarded in October were valued at $91,944 utilizing the Black-Scholes valuation methodology.  No expense was recognized in the first quarter of 2009.  During the first six months of 2009, the Company recorded expense on these options of $6,505.

We also granted options for 50,000 shares to our two directors elected in October 2008 on the same terms and conditions as the options granted in August 2008 to our four other directors.  The options are exercisable at $1.81 per share only during January 2013.  The total expense associated with these options was $224,373.  We recorded $56,093 of share-based compensation expense in 2010 and $128,860 of unearned compensation remained on these options at June 30, 2010.  No expense was recorded in the first half of 2009 on these options.

Professional and insurance costs increased $355,776 over the same period in 2009.  Consulting fees, accounting fees and other related expenses increased $253,108 during 2010.  Legal fees increased $103,247.  Insurance costs were down ($579) in 2010 versus 2009.  Consulting fees were up $269,623 in 2010 primarily due to our engagement of consultants for product road mapping and product design and development services.  We also incurred $90,000 in financial advisory fees.  We paid $18,750 for a research report and $7,875 for third party consulting on a technical issue with a product under development.  During 2010 we also paid $90,000 of consulting fees to the principal inventor of our technology for technology development services.  Total consulting costs were $422,336 in 2010 versus $152,713 in 2009.

Travel expenses were $101,302 higher in 2010 versus 2009, reflecting increased travel costs in connection with our recently announced joint development agreement with a European manufacturing partner and meetings with prospective investor groups in the U.S.  Total travel expenses were $270,224 and $168,922 in 2010 and 2009, respectively.

Amortization expenses increased in 2010 to $273,429 from $20,886 in 2009, reflecting amortization of intellectual property costs on two products.  There was no product-related amortization in the first half of 2009.

Product development costs increased $27,745 from 2009 levels.  The increase in costs reflects the increased production of samples for verification and validation testing of three products.

Depreciation and amortization expenses (associated with intellectual property and prepaid financing costs) increased by $287,746, reflecting the depreciation of additional testing equipment and manufacturing equipment acquired in 2009 and 2010.  Intangible asset amortization of $252,543 was recorded in 2010, along with amortization of finance costs of $20,886.  This is $252,543 higher than 2009.  Depreciation in 2010 was $73,603 versus $38,400 in 2009.  Fixed asset additions were $62,113 in the first half of 2010.  They consisted primarily of manufacturing molds, jigs and fixtures ($59,703 of $62,113).

Liquidity and Capital Resources

Total assets were $14,789,555 as of December 31, 2009 and $12,787,124 as of June 30, 2010. The $2,002,431 net decline in total assets reflects the impact of the negative cash flow from operations, investing and financing activities of ($1,736,775).  During 2010, our cash decreased by $1,736,775 to $2,335,668 at June 30, 2010 from $4,072,443 at December 31, 2009.  We paid off $884,784 of bank debt in the first half of 2010.

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

Our July 2010 agreement for the distribution of three blood collection products provides for royalty payments based on minimum volume commitments commencing October 1, 2010.  The agreement contemplates that the production and sale of our three blood collection products, and therefore the amount of revenue we realize, will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the new agreement totals $43,750,000. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement.

Despite our expectation of receiving revenue from product sales in 2010, our current cash position requires that we obtain additional funding during 2010 to maintain our current level of operations, as well as to fund the development and launch of all of the safety products for which we currently own intellectual property rights and new devices currently under contract.  We are currently seeking financing based on the monetization of our contract rights to receive royalties of not less than $43,750,000 from production of our blood collection products over a six-year term.  We intend to use the financing proceeds to pay off current debt and for working capital to fund the commercialization of our technology and expand our ability to manufacture and deliver products to commercial markets.

Pending the completion of a financing, we will monitor our cash flow carefully and will maintain only the employment levels necessary to sustain operations.  If we cannot find sources of additional funds on reasonable terms, we may be forced to limit or even suspend our operations and product development plans, which would adversely affect our efforts to achieve profitability and to continue our business.

During the first half of 2010, we have borrowed $2,300,000 from our principal investor, VOMF, which matures on the earlier of January 1, 2011 or the date the Company secures $20,000,000 of new debt or equity.  In connection with this financing, we granted VOMF warrants for the purchase 325,000 shares of common stock at $4 per share and 333,337 warrants to purchase common shares at $3.00 per share.  The warrant features caused them to be treated as derivative liabilities and we recorded an additional $823,856 of liabilities as the loans were recorded.  At March 31, 2010, as the price of our stock declined, we adjusted the market value of the warrants by $42,928 to reflect the reduction of the derivative liability and a gain from the adjustment of the market value of the derivative.  We made an additional adjustment to the value of the derivative liabilities at June 30, 2010 of $99,147.  The derivative liability balance at June 30, 2010 was reflected as $681,781.  The Company has recorded gains from the change in fair value of the derivative liabilities totaling $142,075 for the six months ended June 30, 2010.

 In the second quarter of 2010, VOMF committed to provide a $1,000,000 line of credit, in monthly installments of up to $300,000.  Since the first of the year, we have been actively exploring other arrangements for short-term and long term financing with several institutional investors and other prospects.  We have borrowed the entire $1,000,000 commitment.  We borrowed an additional $500,000 on August 5, 2010.

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

Our term loan agreement was modified in June 2009 to release our Chairman and Chief Executive Officer from his personal guarantee.  In return, we agreed to maintain a compensating cash balance with the lender equal to the declining balance of the term note.  We met the loan covenant at the end of 2009 and have met it at the end of each subsequent month through July 1, 2010.  On April 1, 2010, we entered into a new loan agreement with the lender which adjusted the compensating balance requirement from 100% of the loan balance to the lesser of 50% of the outstanding loan balance at the first business day of the month or $750,000 after the bank sweeps the payment due on the first of the month.  The original covenant is restored after September 30, 2010.  We have pledged our patents and our guaranteed revenue contracts as collateral for the loan.  In the event of a default, the lender will collect the revenue on these contracts directly from our distribution partner.

On March 31, 2010, we renewed a second $1,500,000 loan at different commercial bank for ninety days.  That loan was paid on July 1, 2010 by applying the $1,500,000 compensating cash balance held in an account with the lender.

A third term note in the amount of $195,416, originally due on July 23, 2010, has been extended to September 23, 2010.  The extended note was personally guaranteed by our Chief Executive Officer and the Chief Financial Officer.

We believe there is a well defined market for our products, encouraged by Federal Needlestick Safety and Prevention Act, which requires the use of safety products similar to those we are developing.  In addition to the July 2010 agreement for the distribution of our three blood collection products, in March 2010 we entered into a joint development agreement with an international manufacturer of pharmaceutical syringe components for the development and distribution of our pre-filled passive safety syringe system.  The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and our joint development partner will develop rubber components for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project.

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

Item 4T. Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, the Company issued warrants to purchase shares of its common stock in consideration of a $1,000,000 commitment to provide bridge loans extended to us by Vision Opportunity Master Fund, Ltd. (“VOMF”).  The Company agreed to issue 166,666 warrants for the purchase of one share each of the Company’s common stock as consideration for the $1,000,000 commitment and 16,667 shares per each $100,000 of loan issued.  The warrant purchase price is $3.00 per share and the warrants have a five-year term.  We also agreed to appoint a representative of VOMF to its board of directors at such time as requested by VOMF.  These transactions between us and VOMF, a principal holder of our common and preferred stock, were exempt transactions not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended.  The following table presents additional information regarding the transactions.

Date	Principal amount of bridge loan	Number of Shares Underlying Warrant	Warrant Expiration Date

5/4/2010	$250,000	208,334	5/4/2015
6/3/2010	300,000	50,001	6/3/2015
6/30/2010	450,000	75,002	3/31/2015
Total	$1,000,000	333,337

The following table provides certain information with respect to our purchases of common stock during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2010 through 4/30/2010	46,498	$3.03	151,578	848,422

5/1/2010 through 5/31/2010	20,665	$3.02	172,243	827,757

6/1/2010 through 6/30/2010	0	0	0	827,757

Total	67,163	$3.02	172,243	827,757

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits and Financial Statement Schedules.

*	10.1
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

	10.2	7% Promissory Note dated August 5, 2010 is incorporated by reference to Exhibit 10.1 to Form 8-K filed August10, 2010.

*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

August 16, 2010	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman
of the Board of Directors
(Principal Executive Officer)

August 16, 2010	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a–14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a–14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.