Form 10-Q
period 2010-09-30
MedPro Safety Products, Inc.
filed 2010-11-15
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 13,139,253 shares of Common Stock were outstanding at November 1, 2010.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are submitted:

Balance Sheets as of September 30, 2010 and December 31, 2009

Statements of Operations for the three and nine months ended September 30, 2010 and 2009

Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and the year ended December 31, 2009

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$5,469,632	$4,072,443
Restricted cash	4,500,000	-
Accounts receivable, net of allowance of $21,225	270	-
Inventory	268,678	247,981
Accrued interest income	-	18,694
Prepaid expenses and other current assets	30,049	20,414
Prepaid investor relations costs	-	1,634

Total current assets	10,268,629	4,361,166

Property and Equipment
Equipment and tooling	1,384,257	1,042,869
Leasehold improvements	192,377	192,377
Computers, network and phones	204,578	197,574
Furniture and fixtures	117,756	118,019
Trade show booth	7,341	7,341

	1,906,309	1,558,180

Less: accumulated depreciation	374,689	252,966

Property and equipment, net	1,531,620	1,305,214

Other Assets
Intangible assets, net of amortization of $446,110 and $42,840, respectively	8,664,187	9,067,457
Deferred financing costs, net of amortization of $183,333 and $127,616, respectively	1,728,500	55,718
Reserve pending FDA product clearance	7,870,000	-
Due from Visual Connections, Inc. – Prepaid Wing Royalties	100,000	-

Total other assets	18,362,687	9,123,175

Total assets	$30,162,936	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$703,794	$406,121
Accrued interest payable	291,667	10,674
Current portion of long term debt	-	3,413,533
Current portion of technology transfer payments	-	250,000
Derivative liabilities – fair value of warrants	466,899	-
Total current liabilities	1,462,360	4,080,328
Long-Term Liabilities
Bank debt	-	694,444
Senior Notes	25,000,000	-
Total long term liabilities	25,000,000	694,444

Total liabilities	26,462,360	4,774,772

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $1,668,264 and $1,215,544, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 13,139,793 and 13,215,311 issued and outstanding, respectively	13,140	13,215
Additional paid-in capital	71,933,667	67,410,070
Unearned share-based compensation	-	(167,600)
Treasury stock (181,138 and 105,080 common shares, respectively)	(614,560)	(386,370)
Accumulated deficit	(67,729,005)	(56,951,866)

Total shareholders’ equity	3,700,576	10,014,783
Total liabilities and shareholders’ equity	$30,162,936	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
Automation Services and Equipment	$-	$-	$-	$12,045
Total sales	-	-	-	12,045
Cost of goods sold and automation	18,441	691	22,625	6,013
Gross profit	(18,441)	(691)	(22,625)	6,032

Operating Expenses
Salaries, wages, and payroll taxes	1,377,640	2,316,296	5,960,217	6,823,684
Qualified profit sharing plan	14,436	17,317	45,713	54,122
Promotion and investor relations	13,547	80,082	216,518	355,811
Product development costs	179,940	197,893	628,627	618,273
Professional and insurance	452,201	346,425	1,431,147	969,595
General and administrative	172,985	86,409	277,426	260,296
Travel and entertainment	65,709	101,310	335,933	270,233
Loss on disposal of assets	682	-	682	-
Royalty expense	600,000	-	600,000	-
Depreciation and amortization	233,867	40,383	580,899	99,668
Total operating expenses	3,111,007	3,186,115	10,077,162	9,451,682
Loss from operations	(3,129,448)	(3,186,806)	(10,099,787)	(9,445,650)

Other Income (Expenses)
Interest expense	(1,019,230)	(56,980)	(1,130,337)	(198,063)
Interest income	924	13,993	13,396	36,852
Change in fair value of derivative liabilities	297,514	1,282,353	439,589	21,603,185

Total other income (expenses)	(720,792)	1,239,366	(677,352)	21,441,974

Provision for income taxes	-	-	-	-

Net income/(loss)	$(3,850,240)	$(1,947,440)	$(10,777,139)	$11,996,324

Net earnings/(loss) per common share
Basic net earnings (loss) per share	$(0.29)	$(0.15)	$(0.82)	$0.90
Fully diluted net earnings/(loss) per share	$-	$-	$-	$0.28

Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,146,822	13,286,106	13,175,996	13,308,793
Weighted average number of shares outstanding - diluted	N/A	N/A	N/A	43,268,813

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2010
and the Year Ended December 31, 2009

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency
Balance, January 1, 2009	13,320,366	$13,320	8,162,008	$81,619	$(21,885)	$37,346,609	$(65,328,139)
Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-
Share based vendor compensation	-	-	-	-	(145,715)	145,715	-
Earned portion of employee and director options	-	-	-	-	-	7,374,450	-
Write off balance of derivative liability	-	-	-	-	-	1,897,882	-
Purchase of treasury stock	(105,080)	(105)	-	-	-	-	-
Net income	-	-	-	-	-	-	8,376,273
Balance December 31, 2009	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,410,070	$(56,951,866)
Earned portion of employee and director options	-	-	-	-	-	4,745,087	-
Earned portion of vendor share based compensation	-	-	-	-	167,600	-	-
Derivative liabilities – warrants	-	-	-	-	-	(221,490)	-
Purchase of treasury stock	(75,518)	(76)	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	(10,777,139)
Balance September 30, 2010	13,139,793	$13,139	9,733,531	$97,334	$-	$71,933,667	$(67,729,005)

                     See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(10,777,139)	$11,996,324
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	121,912	68,339
Amortization	458,987	31,329
Debt discount accretion	685,000	-
Loss on disposal of equipment	682	-
Share based compensation	4,912,686	5,502,835
Change in fair value of warrant (derivative liabilities)	(439,589)	(21,603,185)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	18,424	(20,430)
Inventory	(20,697)	(4,445)
Other current assets	(8,001)	214,353
Accounts payable and accrued expenses	297,673	8,897
Accrued interest payable	280,992	(22,123)
Deferred revenue	-	(12,045)
Net cash flows from operating activities	(4,469,070)	(3,840,151)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(2,077,500)	(413,899)
Reserve pending FDA product clearance	(7,870,000)	-
Restricted cash-Interest Reserve	(4,500,000)	-
Prepaid royalties	(100,000)	-
Net cash flows from investing activities	(14,547,500)	(413,899)
Cash Flows From Financing Activities
Technology transfer payments	(250,000)	(1,500,000)
Proceeds from bank borrowings	-	1,500,000
Repayments on bank borrowings	(4,107,977)	(2,820,453)
Proceeds from notes payable to and advances from shareholders	2,800,000	208
Payments on notes payable to and advances from shareholders	(2,800,000)	(383,333)
Proceeds from the issuance of Senior Notes	25,000,000	-
Net cash from issuance of preferred shares	-	2,760,000
Purchase of treasury shares	(228,264)	(200,529)
Net cash flows from financing activities	20,413,759	(644,107)
Net increase / (decrease) in cash	1,397,189	(4,898,157)
Cash at the beginning of the period	4,072,443	11,636,843
Cash at the end of the period	$5,469,632	$6,738,686
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$196,409	$222,644
Non-Cash Activity
Non-cash proceeds from issuance of Series C preferred shares – derivative liability exchanged for Shares	$-	$17,901,129
Non-cash portion of derivative liabilities associated with warrants	$221,490	$-

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

No income tax benefit (expense) was recognized for the three or nine months ended September 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $27 million.

The Company currently has tax return periods open beginning with December 31, 2006 through December 31, 2009.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into ASC Topic 260, basic earnings per share were computed using weighted average shareholdings of 13,175,996 and 13,308,793 for the nine months ended September 30, 2010 and 2009.  There were no new common shares issued in the nine months ended September 30, 2010.  There were 25 shares issued in the nine months ended September 30, 2009.   The weighted average shares outstanding for the three months ended September 30, 2010 and 2009 were 13,146,822 and 13,286,106, respectively.

The basic earnings per share are calculated on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Weighted average common shares outstanding assuming full dilution were 43,268,813 for the nine months ended September 30, 2009.  Because the Company had a net loss for the three and nine month periods ended September 30, 2010, there is no dilutive effect and both the basic and diluted losses per share were the same for this period.

NOTE 3 – EARNINGS PER SHARE – Continued,

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

The Company’s potentially dilutive securities consist of options and warrants, as well as, convertible preferred stock.  Since the Company had a loss in 2010, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non dilutive basis.  In 2009, the Company had 1,627,376 warrants, 3,285,715 options and 9,733,531 preferred shares (in three different Series with different conversion features) which had an impact on calculating fully diluted earnings per share.  The common stock equivalent numbers of shares convertible from the preferred shares were 28,358,575 shares.  After adjustment for potential buy back of convertible preferred and warrants and options, the fully diluted shares were 43,268,813.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

In October 2009, the FASB issued new accounting guidance (Accounting Standards Update (ASU), 2009-13) related to revenue arrangements with multiple deliverables, Revenue Recognition (“Topic 605-25-65-1”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force, that provides principles for allocation of consideration among an arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

Adopted

In June 2009, the FASB issued accounting guidance that eliminates the exemption from consolidation for qualifying special-purpose entities, effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We currently do not have any of these entities.

In June 2009, the FASB issued accounting guidance that assists in determining whether an enterprise has a controlling financial interest in a variable interest entity. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We currently do not have any such arrangements.

The FASB has issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”   The Company recognizes that the standard is applicable to its financial statements for this period but it has no applicable dividend transactions and therefore implementation has had no effect on its financial statements.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – Continued,

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

In June 2008, effective for financial statements issued after December 15, 2009, ASC 260-10-65-2, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities, was issued by the FASB as guidance on the impact on earnings per share of the inclusion of share-based transactions.  The adoption of Codification Topic ASC 260-10-65-2 did not have a material impact on the Company’s financial position, results of operations or earnings per share.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement requires the following: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Topic 855 was updated by FASB ASU 2010-09.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – Continued,

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – Continued,

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS – Continued,

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the classifications used to prepare the 2010 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INVENTORY

The Company’s inventory consists primarily of the Needlyzer product at cost, less an amount that is necessary to adjust inventory to its estimated net realizable value less all applicable disposition costs.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices.  The various patents include the skin and tube-activated blood collection devices with a cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  The Company also has loan fees recorded as intangible assets.

During the third quarter the Company paid off all bank borrowings and thus fully amortized the original loans fees of $183,333.  New loan fees of $1,728,500 were recorded as of September 30, 2010.  These fees will be amortized over the term of the notes ending October 30, 2016 and beginning coincident with the commencement of the minimum volume royalty agreement, the collateral for the notes, which is October 1, 2010.

To date, two of the existing patents have been utilized to manufacture parts for testing and evaluation.  The Company expects its customer to begin delivering product in the fourth quarter of 2010.  Revenue based on minimum production volumes will be earned by the Company beginning with the fourth quarter of 2010.

Amortization expense was $458,987 which included amortization of $403,270 for the intellectual property and amortization of loan fees of $55,717.  Estimated future amortization for the balance of this fiscal year is expected to be $245,440 (financing costs $94,712 and intellectual property $150,728) and amortization of the following amounts for the fiscal years ended on December 31 are expected to be as follows:

Fiscal Year Ending December 31,	Intellectual Property Amount	Financing Costs Amount
2011	$1,821,909	$284,137
2012	$1,821,909	$284,137
2013	$1,821,909	$284,137
2014	$1,779,819	$284,137
After 12/31/14	$1,267,912	$497,240

NOTE 7 – LONG-TERM DEBT

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Senior 14% Notes due 2016 to various note holders, interest due quarterly beginning October 31, 2010, principal payments commence when revenue from the guaranteed minimum volume contract is sufficient to cover principal and interest; 100% of the minimum volume contract revenue, reduced by certain limited expenses, is allocated to debt service through October 30, 2016	$25,000,000	$-
Payable to Fifth Third Bank, Term Loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing May 1, 2011, collateralized by an assignment of intellectual properties, paid in full September 1, 2010	-	2,361,111

Payable to Traditional Bank, Inc., Term loan, interest at 2.45% payable monthly, maturing July 1, 2010, secured by $1,500,000 interest bearing deposit account. Loan paid in full July 1, 2010.	-	1,500,000

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5% monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by the Company’s Chairman and CFO. Note was extended 60 days on July 23, 2010. Principal and interest paid in full on September 1, 2010.	-	246,866
	25,000,000	4,107,977
Less: current portion	-	3,413,533
Long-term portion	$25,000,000	$694,444

NOTE 7 – LONG-TERM DEBT – Continued,

There are no maturities of long-term debt for the remainder of this fiscal year.  The following table summarizes the maturities of long-term debt for the fiscal years ended December 31:

Fiscal Year Ended December 31
2011	$-
2012	-
2013	4,671,691
2014	6,631,097
2015	11,045,274
2016	2,651,938

On September 1, 2010, MedPro completed the issuance of $25 million principal amount of Senior Secured 14% Notes due 2016 (the “Notes”) in a private placement to institutional investors. In connection with the Note issuance, MedPro transferred contract rights to receive all royalties from the distribution of three safety blood collection and infusion products to a newly formed, wholly owned MedPro subsidiary, MedPro Investments, LLC (“Issuer”), which issued the Notes. MedPro received approximately $18,649,000 in net proceeds after the establishment of a $4,500,000 interest reserve and payment of offering expenses.

The maturity date of the Notes is October 30, 2016. The Notes are obligations solely of the Issuer.  The Notes bear interest on the unpaid principal balance at a minimum rate of 14% per annum.

The Company established the following reserves with respect to the Notes:

•
An interest reserve, funded from a portion of the proceeds of the offering, for payment of interest due prior to January 30, 2013, if royalty revenues are not sufficient to cover interest and principal payments;

•	A reserve, funded by MedPro from a portion of the purchase price paid to MedPro, to cover potential liquidated damages payable if regulatory approval of the Wing product is delayed.

The minimum volume of royalties payable from the distribution of MedPro’s three safety blood collection and infusion products is $43,750,000.  Assuming the contract revenue only achieves the minimum volume, the note holders will earn an approximate yield of 14%.  If the revenue from the contract exceeds the minimum volume, the note holders will earn a higher yield on their investment.  The yield cannot be reasonably estimated since volume is unknown.

The use of proceeds on the first tranche is presented in tabular form below:

Source and Use of Funds	Amount
Proceeds from Sale of Senior Notes	$25,000,000
Offering fees and expenses	(1,851,445)
Reserve for interest payments	(4,500,000)
Net proceeds to Company	$19,648,555
Reserve pending FDA product clearance (funded by Company)	(7,870,000)
Pay off Fifth Third Bank and Vision Opportunity Master Fund Loans	(4,112,967)
Net proceeds after FDA reserve and debt repayment	$6,665,588

NOTE 7 – LONG-TERM DEBT – Continued,

The funds held in the reserve pending FDA product clearance will be released to the Company when the Company delivers the FDA Freedom to Practice clearance letter with respect to the Wing device.  The Company expects FDA clearance by December 31, 2010.  The Company has responded to inquiries from the FDA and is awaiting clearance or a further letter of questions.

On October 1, 2010, the Company received net proceeds of $4,644,587 (after payment of offering fees and expenses) from the sale of a second tranche of Notes in an aggregate principal amount of $5,000,000.

Royalty collections through October 30, 2016 are allocated to the payment of principal and interest on the Notes.   Once principal is paid down to $1,000,000, additional interest is paid to the note holders based on cash flow under the contract.  The final $1,000,000 of principal is paid with the last payment on the notes.  Any payments made in 2016 are reduced by the marketing assistance payments due to our customer under the minimum volume contract.  The reduction for the marketing assistance payment is payable to the Company.  The Company is also entitled to receive a servicing fee of $5,000 per quarter, plus out of pocket expenses, subject to quarterly limitations.

The Note covenants restrict additional senior borrowing to $7,500,000 and new subordinated debt to $15,000,000.

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS

Notes payable to and advances from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control.  Short term advances consisted of $866 and $49,742 for September 30, 2010 and December 31, 2009, respectively, which were due to various related parties including a company controlled by our Chairman for charter air services and unpaid expense reports submitted after year end totaling $35,550.  An additional $3,634 of expense reports due to our Chief Operating Officer and an employee were part of the year-end short term advances.  Finally, the Company owed SC Capital $10,557 for travel expenses incurred in 2009 but billed in 2010.  At September 30, 2010, the unpaid advances and invoices for services consisted of $806 due to officers and $80 due to employees for expense reports.

2010 VOMF Bridge Loans

During 2010, MedPro borrowed a total of $2,800,000 from VOMF in short-term bridge loans.  The following table provides certain information about each bridge loan.

Date	Principal Amount	Interest Rate	Shares subject to Warrants	Exercise Price per share
February 8, 2010	$500,000	6%	—	—
February 26, 2010	350,000	6%	212,500	$4.00
March 31, 2010	450,000	6%	112,500	4.00
May 4, 2010	250,000	7%	208,334	3.00
May 28, 2010	300,000	7%	50,001	3.00
June 30, 2010	450,000	7%	75,002	3.00
August 5, 2010	500,000	7%	83,335	3.00
Total	$2,800,000		741,672

NOTE 8 – NOTES PAYABLE TO AND ADVANCES FROM SHAREHOLDERS – Continued,

The outstanding principal balance of the bridge loans made in February and March bore interest at an annual rate of 6%.  The terms of these loans were extended to September 30, 2010.  Under the terms of the note purchase agreement executed in late February 2010, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request.  Other covenants provided that without the written consent of VOMF, we would not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens.  We also agreed not to sell any of our properties, assets and rights including, without limitation and intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF.  We also issued warrants to purchase 25,000 shares of our common stock at an exercise price of $4.00 per share to VOMF for each $100,000 principal amount borrowed. Each warrant has a five-year term from the date of issuance.

On April 30, 2010, the Company entered into a line of credit agreement with VOMF for $1,000,000, which the Company could draw in installments of up to $300,000 per month.  The outstanding principal balance bears interest at 7% and was due on the earlier of January 1, 2011, or the date on which the Company raises $20,000,000 or more of new equity or debt.  The Company also agreed to issue warrants to purchase 166,666 shares of common stock upon the execution of the credit agreement and warrants to purchase 16,667 shares of common stock for each $100,000 drawn on the credit agreement.  The exercise price of the warrants is $3.00 per share and each has a five-year term from the date of issuance.  The Company made draws on the line of credit on May 4, May 28 and June 30, 2010.

On August 5, 2010, the Company borrowed an additional $500,000 from VOMF and issued a new 7% promissory note and a five-year warrant to purchase 83,335 shares of our common stock at $3.00 per share.  This note was due September 30, 2010.  In connection with these loans and the associated warrants, the Company recorded $685,000 of loan discount pursuant to ASC Topic 835.

The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 were paid in full on September 1, 2010. Previously recorded loan discount, accumulating to $685,000, was expensed as interest when the loans were paid.

NOTE 9 – RELATED PARTY TRANSACTIONS

As part of the September 2006 debt restructuring, our Chairman agreed to personally guarantee the term loan and revolving line of credit under the Company’s credit agreement with a commercial lender, for which the Company agreed to pay him $250,000 annually.  The final fee was accrued in 2008 and paid in 2009.  The personal guarantee was released in 2009.

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity.  The contract was replaced with a new contract on January 11, 2010.  The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning on the date of execution.  The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement.  The agreement also contains certain fees for future capital milestones achieved.  Warren Rustand, a director of the Company, is a principal of SC Capital.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued,

The Company also issued Series AA warrants to purchase 533,458 common shares to SC Capital for $1.81 per share as compensation for financial advisory services in connection with the December 28, 2007 private placement.  The terms of these warrants are comparable to the terms of the “A” warrants and they expire on December 28, 2012.  None of the AA warrants have been exercised as of the date of the financial statements.

As a part of the issuance of the Notes on September 1, 2010, S C Capital was paid a fee of $500,000.   When the second tranche closed on October 1, 2010, SC Capital earned an additional $100,000 fee in the fourth quarter.

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

At September 30, 2010, the Company’s issued and outstanding shares consisted of 13,139,793 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 2,476,012 shares of common and options for 3,908,471 shares of common were outstanding at September 30, 2010.  The Company issued an additional 83,335 warrants to purchase common shares in connection with the final $500,000 of borrowing from VOMF on August 5, 2010.  The warrants are exercisable for five years at $3.00 per share.

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

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through June 30, 2010 the Company had repurchased 172,243 of its shares in the open market transactions at an average price per share of $3.42.  None of these purchases occurred in the first quarter of 2010.  During the quarter ended September 30, 2010, the Company acquired an additional 8,355 shares of its own common stock at an average price of $3.02.  The total number of shares repurchased has been 181,138 shares at $3.40 per share average cost.  The Company has spent $616,320 on share repurchases since the inception of the buy-back program.

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

After consideration of all the known relevant factors necessary to determine the value of the warrants as of January 1, 2009 for purposes of ASC 815 and ASC 820 and the Company-specific issues regarding trading prices and trading volume, including the restricted status of nearly 99% of the Company’s common shares under Rule 144 through January 4, 2009, the following inputs were used to value the warrants.  Share prices ranged from $7.88 at January 1, 2009 to $5.00 at March 24, 2009.  The January price was based on a trailing 20-day average from the first trade in 2009 due to an extremely thin market and price volatility. The Company used a 50% discount from these quoted values in the Black-Scholes calculation in order to more closely approximate the only observable input for the warrant values based on the exercise of the Series C warrants for $2.18 per common share equivalent in March 2009.  We also considered the expected inefficient market absorption of the common shares underlying the Series C preferred stock in the warrant exercise, reflecting the average daily trading volume of fewer than 700 shares during the first quarter of 2009.  In addition, the Series C preferred issued in exchange for warrants in March 2009 as well as the 14,339,090 underlying shares of common stock cannot be transferred for one year, and are subject to additional “leak-out” transfer restrictions during the subsequent twelve months.  The Company used comparable company volatility rates of 50% in January 2009 and 55% in March 2009.  The discount rate was based on comparable term U.S. Treasury rates of 0.76% and 0.81%, respectively for January and March 2009.

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

NOTE 11 –STOCK PURCHASE WARRANTS - Continued,

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

NOTE 11 –STOCK PURCHASE WARRANTS - Continued,

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

The warrants we issued in the first quarter of 2010 had an exercise price of $4.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability for the fair market value of these warrants at their respective issue dates of $412,954.  The derivative liability was adjusted to $370,026 due to a decline in the market value of the warrants of $42,928 as of March 31, 2010.

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

NOTE 11 –STOCK PURCHASE WARRANTS - Continued,

The warrants we issued in the second quarter of 2010 had an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $410,902.  The derivative liability for these warrants was adjusted to $387,529 due to a decline in the market value of the warrants of $23,374 as of June 30, 2010.

The combined gain on derivative valuation for the quarter was $99,147.  Gain on derivative valuation for the six months ended June 30, 2010 was $142,075.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at June 30, 2010 were:

•	The market price of the Company’s stock on April 30, 2010, June 3, 2010 and June 30, 2010 were all $3.00 per share;

•	Specific Company Volatility for the valuation dates were – 44.51, 43.32 and 42.26%, respectively;

•	Risk free return rates were – 2.43%, 2.17% and 1.79%, respectively; and

•	Estimated life of the warrants - 5 years.

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

The warrants we issued in the third quarter of 2010 also have an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $82,631.  The derivative liability for these warrants was adjusted to $63,698 due to a decline in the market value of the warrants of $18,933 as of September 30, 2010.  The combined gain on derivative valuation for the quarter was $297,514.  Gain on derivative valuation for the nine months ended September 30, 2010 was $439,589.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at September 30, 2010 were:

•	The market price of the Company’s stock on August 5, 2010 was $3.00 per share;

•	Specific Company Volatility for the valuation date was – 34.79%;

•	Risk free return rate was – 1.57% at issue date and 1.27 at quarter end; and

•	Estimated life of the warrants - 5 years.

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of approximately $0.99 for the warrant grant date.  The quarter end valuations of these warrants were determined based on a $3.00 market price, a 34.79% volatility, 1.27% risk free return and estimated remaining lives of the warrant based on their respective maturity dates.  The adjustments to the derivative liabilities were previously stated above.

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

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of these 3,000,000 options. The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $3,645,000 of compensation expense for the first two quarters of 2010 and 2009.  The balance of the unearned compensation of $951,750 was expensed in the third quarter of 2010.  There is no remaining unearned compensation on these options at September 30, 2010.

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to all of its employees.  The exercise price of the options was $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman was $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten year term, except for the Chairman’s options, which are limited to a five-year exercise term.  The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The Company is recording compensation expense over three different periods for the Chairman, other officers and other employees, respectively, at $5,819 per month. Unearned compensation for these options was $261,314 at September 30, 2010.

The CEO’s options were valued based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  Finally, the employee options were based on a 6 year life and a 2.83% risk-free return.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.

On August 24, 2009, the Company awarded an option to purchase 50,000 shares to both of the directors elected in October 2008.  The options have the same terms as the options previously granted to the employees and the other directors in August 2008.  The option exercise price is $1.81 per share and the options may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372. The Company recorded compensation expense of $84,140 ($28,047 per quarter) for the nine months ended September 30, 2010.  The factors utilized to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  Unearned compensation for these options was $100,814 at September 30, 2010.

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

NOTE 12 – STOCK OPTIONS – Continued,

The unearned compensation is being recorded as expense over a six year life of the options at $1,277 per month. The Company recorded compensation expense of $11,493 ($3,831 per quarter) for the nine months ended September 30, 2010.   The factors used to value these options were a life of 6 years, market prices for the stock value ($3.65 exercise price at date of grant), a 55% volatility factor and a 2.25% risk-free return.  The resulting option value was $1.95.  Unearned compensation on these options was $76,840 at September 30, 2010.

On September 29, 2010, the Company awarded non qualified stock options to purchase 575,500 common shares to its employees, including the COO and CFO, but excluding the CEO.  The exercise price of the options was $2.70 per share, the market price at the close of trading on the grant date.  The options are exercisable immediately and have a five year term. The Company recorded $422,824 of unearned compensation expense for the September 29, 2010 awards.

The unearned compensation is being recorded as expense over a two and one-half year life for the officer options at $6,029 per month. The Company recorded compensation expense of $198 for the one day period ended September 30, 2010.   The employee options are being recorded over five years at $4,032 per month.  The Company recorded $133 of earned compensation for the one day period ended September 30, 2010.

The factors used to value these options were a life of 2.5 and 5 years, market prices for the stock value ($2.70 exercise price at date of grant), a 34.79% volatility factor and a 0.67% and 1.28% risk-free return.

The resulting option values were $0.60 and $0.88, respectively for officers and employees.  Unearned compensation on these options was $422,493 at September 30, 2010.

We valued the options granted under the 2008 Plan utilizing the Black-Scholes model.  The values of the options granted under the 2008 Plan on August 18, 2008, May 27, 2009, August 24, 2009, and October 6, 2009 and the inputs the Company used to determine those values under the Black-Scholes method are described in Note 12 of the Notes to the Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30, 2010		Twelve Months Ended December 31, 2009
	Shares	Average weighted exercise price	Shares	Average weighted exercise price

Outstanding beginning of period	3,332,971	$1.95	3,000,000	$1.81
Granted	575,500	$2.70	332,971	$3.24
Exercised	0	n/a	0	n/a
Expired/cancelled	0	n/a	0	n/a
Outstanding, end of Period	3,908,471	$2.06	3,332,971	$1.95

NOTE 12 – STOCK OPTIONS – Continued,

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable
$2.06	3,908,471	2.898	808,471

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

Total lease expense was $62,775 for the nine months ended September 30, 2010 and 2009, respectively.  Future minimum lease payments for the balance of this fiscal year are expected to be $20,925 and for future annual fiscal periods ended December 31 are as follows:

Fiscal Year Ended December 31,

2011	$83,700
2012	55,800
Total	$139,500

Lease of New Office Space

On October 29, 2010, the Company signed a lease on new office space to accommodate expected growth in staff over the next 12 to 18 months.  The new premises will cost the Company $8,000 per month rent, after a 90 day rent abatement period, and will continue for five years.  The new space should comfortably accommodate 25 people with ample conference space, collaborative work area, and state of the art remote conferencing technology to cut down on travel costs.

Our existing space is being actively marketed but we may have to pay dual rent for a period of time until this space is rented.

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS

Joint Development Agreement

On March 8, 2010, the Company entered into a Joint Development Agreement with a worldwide manufacturer of rubber closures and aluminum and plastic caps for pharmaceutical packaging, drug delivery and diagnostics.  The joint development agreement establishes the respective responsibilities and contributions of the parties in connection with the development and distribution of our pre-filled passive safety syringe system.

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS – Continued,

The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and the co-adventurer will develop rubber components for the product including determining the appropriate chemical rubber formulation and component design for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project.

Distribution Agreements

On July 15, 2008, the Company entered into two Medical Supply Manufacturing Agreements with an international manufacturer and supplier of medical products through its worldwide distribution network. The two agreements granted the distributor the right to manufacture, market and distribute MedPro’s tube-activated and skin-activated blood collection systems and its winged blood collection set.

We recorded program fees of $1,000,000 on each of the safety needle and the winged blood collection set projects in September 2008 when we delivered the automation plan for producing the safety needle and the design plan for the winged blood collection set, as provided in the two agreements.

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

On July 16, 2010, we entered into a new agreement with our distributor with respect to our three blood collection and infusion products (the “July 2010 Agreement”) that terminated and superseded the two prior agreements.  The July 2010 Agreement has a term ending six years from October 1, 2010, which may be extended for up to three years in certain circumstances.

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

The Company agreed to make a quarterly financial contribution to the distributor to help cover the anticipated expenses of marketing the products once production has begun.  Our marketing contributions would total approximately $6.65 million over the six-year term of the July 2010 Agreement.

NOTE 14 – DEVELOPMENT AND DISTRIBUTION AGREEMENTS – Continued,

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

NOTE 15 – SUBSEQUENT EVENTS

Second Tranche of $30,000,000 Senior 14% Notes

On October 1, 2010, MedPro Safety Products, Inc. completed the issuance of the final $5 million tranche of Senior Secured 14% Notes due 2016 (the “Notes”) in a private placement to an institutional investor. The terms of the Notes, the purchase and sale agreement and related ancillary documents are the same as the initial $25 million tranche of Notes completed on September 1.  MedPro received approximately $4,645,000 in net proceeds after the payment of offering expenses.  MedPro expects to use the net proceeds to finance the development of its safety products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the nine months ended September 30, 2010 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2009.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

We are currently completing the steps necessary to commence the distribution of three products -- two models of blood collectors and a winged blood collection set.  In July 2010 we entered into a new agreement for the manufacture and distribution of our three blood collection products, terminating and superseding the prior agreements relating to these products.  Our new July 2010 agreement provides for royalty payments based on minimum volume commitments to commence October 1, 2010.  The agreement contemplates that the production and sale of our three blood collection and infusion products, and therefore the amount of revenue realized, will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the July 2010 agreement totals $43,750,000. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement.  The July 2010 agreement was described in the Company’s Form 8-K filed July 22, 2010.

In addition, in March 2010 we entered into a joint development agreement with an international manufacturer of pharmaceutical syringe components for the development and distribution of our pre-filled passive safety syringe system.  The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and our joint development partner will develop rubber components for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project.  Other components for the prefilled syringe product have been designed by third parties in anticipation of exploitation of this product.

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

Senior Note Offering

On September 1, 2010, MedPro completed the issuance of $25 million principal amount of Senior Secured 14% Notes due 2016 (the “Notes”) in a private placement to institutional investors. In connection with the Note issuance, MedPro transferred all of its rights under the July 2010 agreement to receive royalties from the distribution of three safety blood collection and infusion products to a newly formed, wholly owned MedPro subsidiary, MedPro Investments, LLC (“Issuer”), which issued the Notes. The maturity date of the Notes is October 30, 2016. The Notes are obligations solely of the Issuer.  The Notes bear interest on the unpaid principal balance at a rate of 14% per annum. The transaction is described in the Company’s Form 8-K filed September 8, 2010.

MedPro received approximately $18,649,000 in net proceeds after the establishment of a $4,500,000 interest reserve and payment of offering expenses.  The trustee for the Notes will use the interest reserve to pay interest due prior to January 30, 2013, if royalty revenues are not sufficient to cover interest and principal payments when due.

MedPro also established and funded a $7,870,000 reserve from the net proceeds to cover potential liquidated damages payable if regulatory approval of one the blood collection products is delayed. The funds will be released from the reserve when we deliver the FDA Freedom to Practice clearance letter with respect to the Wing device.  We expect FDA clearance by December 31, 2010, which will entitle us to receive all of the reserved funds.

We used the net proceeds to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,359,833.

On October 1, 2010, we received net proceeds of $4,644,587 (after payment of offering fees and expenses) from the sale of a second tranche of Notes in an aggregate principal amount of $5,000,000.

Transaction costs for both tranches of Notes totaled $2,206,858.  They consisted of fees to the investment banking firms of $1,800,000 (6%), legal fees for all parties of $362,000, expenses of $37,858 and trustee fees of $7,000.  The Company capitalized, as loan fees, the $1,500,000 investment banking fees, the trustee set up fee of $3,500 and the bond counsel fees of $225,000 for the initial $25,000,000 tranche.  These costs and the associated costs with the second tranche will be amortized over the term of the revenue stream commencing on October 1, 2010 for six years.

The balance of the net proceeds from the both tranches of the Notes will be used for the development of our safety products and to fund ongoing operations.

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

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.  Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on our current borrowing rate, is in excess of our cost of our patents and estimated development costs ($58 million) by approximately 594%.

We have also recognized a $100,000 asset for costs incurred in connection with the development of our Winged Safety Blood Collection Set.  We are allowed to offset the first $100,000 of these costs against future product royalties.  Royalties due Visual Connections, Inc. on the first 75,000,000 units will approximate $318,000.  The Company is also entitled to reimbursement of costs beyond $100,000 for the Wing development.  We are in the process of determining whether we will accrue an asset for the additional costs.  If we determine that additional funds are due MedPro we will book an additional asset prior to year end.  These amounts are recoupable over the six year contract and may be settled in cash.  Costs are still being incurred and accumulated for discussion with Visual Connections, Inc.  the Company has determined that following a course of open discourse with Visual Connections, Inc. and written documentation of transactions or decisions between the two entities will avoid confusion and misunderstandings in the future.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

MedPro recorded net (loss) of ($3,850,240) for the three months ended September 30, 2010, as compared to a net (loss) of ($1,947,440) for three months ended September 30, 2009.  Losses from operations for the three month periods ended September 30 were $(3,129,448) for 2010 and $(3,186,806) for 2009.  For the nine month periods ended September 30, 2010 and 2009, net income or (loss) was ($10,777,139) for 2010 and $11,996,324 for 2009.

Three Months Ended September 30, 2010 and 2009

Total compensation, including share-based compensation was ($938,656) lower in the three months ended September 30, 2010 versus 2009.  We completed the amortization of compensation costs from the August 18, 2008 employee and director options in the third quarter of 2010.  This resulted in a quarterly decrease in share-based compensation in 2010 of ($870,750), which accounts for most of the decline.  We also had one less employee in 2010, one less biweekly payroll in 2010, but higher individual pay, all of which account for the remaining ($67,906) difference.

Qualified profit sharing expense in 2010 was ($2,881) less in 2010 versus the third quarter of 2009.  Participation is off slightly in the basic 4% minimum contribution in 2010 versus 5% contribution required in the prior year to get the maximum match.  We changed providers beginning July 1, 2010.

Promotion and investor relations expense was down ($66,535) in the 2010 period versus 2009.  Expenditures for investor relations costs declined by ($64,547) in the quarter to quarter comparison for the three months ended September 30, 2010 and 2009.  This reflects our more conservative use of investor relations services in 2010 while we were focused on closing our Senior Note transaction.

Professional fees and insurance costs were up $105,776 reflecting additional legal work in the 2010 third quarter over 2009.  Factors contributing to the increase include legal and advisory fees for the $30,000,000 Senior Note transaction and engaging consultants to assist us with product positioning in 2010.  Overall insurance costs were up $12,356.  Accounting, auditing and certification costs were down ($4,509).  Other legal costs were down ($25,059) while legal and consulting costs for the Senior Note transaction were $122,988 in the third quarter of 2010.

Travel costs were down ($35,601) in the third quarter of 2010 versus 2009.  The major change was a decline in airfare of ($30,357).

General and administrative costs were up $86,576.  Conferences were up $7,702.  Postage and shipping was up $5,862.  Printing was up $6,623, mostly for the annual report and shareholder’s meeting.  Property taxes of $8,754 were accrued earlier this year (2009 were later in the year).  The balance of the change relates to timing of expenses between the second and third quarter of 2010.

Depreciation and amortization were up $193,484 reflecting amortization charges on our holder intellectual property cost this year versus 2009 and the final charge off of finance costs with the payoff of the bank debt.

Product development costs were down ($17,953) in 2010.  Engineering costs were down ($100,749) while direct manufacturing costs for verification and validation were up $82,796.

Interest expense was $962,250 higher in 2010 versus 2009 primarily due to the issuance of the Senior Notes in September of 2010 and the accretion of $685,000 of debt discount as interest expense in 2010.   Interest income was $924 for 2010 and $13,993 for 2009.  The gain on change in fair value of derivative liabilities in 2010 was $297,514 and $1,282,353 in the third quarter of 2009.  The difference is attributable to the difference in the size of the derivative liabilities between periods and the inputs utilized to value the underlying derivative liabilities.

During the third quarter of 2010, we resolved a dispute with respect to claims to accrued minimum royalties totaling $1,000,000 under the terms of the technology acquisition agreement related to our blood collection products. Although the Company believed it had valid defenses to these asserted claims, we negotiated and paid $600,000 in September 2010 to settle and release all past claims to royalties on these products.

Nine Months Ended September 30, 2010 versus 2009

For the nine months ended September 30, 2010, we recorded net other expenses of ($677,352) compared to net other income of $21,441,974 for the same period in 2009.  Other income in 2009 included $21,603,185 of gain associated with derivative liabilities originally recorded on January 1, 2009.  The gain was primarily due to the decline in the carrying value of the derivative liability as a result of the exercise and exchange of warrants for cash and preferred stock and the decrease in the market price of our shares during the first three quarters of 2009.  See Note 8 of the notes to the financial statements for a description of the derivative liabilities recorded with respect to outstanding warrants to purchase our common stock.  The net other expenses of ($677,352) in 2010 included $439,589 of gain from change in the carrying value of derivative liabilities recorded for the grant of warrants with debt issued in 2010, also resulting from a decrease in the market price of our shares.

Interest expense was $932,274 higher in 2010 versus 2009 primarily due to the issuance of the Senior Notes in September of 2010.  Net other expense included interest expense of $1,130,337 for 2010 and $198,063 for 2009.  Interest income was $13,396 for 2010 and $36,852 for 2009.  Interest expense in 2010 included one month accrual of $291,667 of interest on the $25,000,000 in Notes and the accretion of $685,000 of discount on debt associated with the VOMF bridge loans.

We had no sales in for 2010.  We recorded revenue of $12,045 in 2009, which was the balance of an advance we received in October 2008 for costs associated with automation and other product development activities requested by our distributor in connection with the distribution agreement for our blood collection products.

The most substantial difference between the losses from operations in 2010 and 2009 was the ($863,467) decrease in salaries, wages and payroll taxes.  This is due primarily to the end of amortization, in August 2010 of the share-based compensation from the 3,000,000 share option recorded in August 2008 and amortized over 24 months.  Depreciation and amortization was up $481,231 from 2009 to 2010 primarily due to the initiation of amortization of two of our intellectual properties.  Promotion and investor relations, which consists predominantly of investor relations costs, was down ($139,293) in 2010 as compared to 2009 as a result of changing IR firms thereby cutting the Company’s monthly cost by 77% for these services.

The compensation charge for stock option awards went from $1,851,330 in 2009 to $1,001,416 in 2010, a decrease of ($849,914), reflecting the incentive stock options granted to employees in May and October 2009 and the options granted to our two newest directors in August 2009, as well as, the termination of monthly amortization of $607,500 from the 2008 options discussed above.  The balance of the change in compensation and other payroll related cost of $20,836 reflect an increase of payroll costs in 2010 as compared to 2009.  The number of our full-time employees decreased from thirteen in 2009 to twelve in 2010.

Options granted on September 29, 2010 were valued at $422,824.  The amortization for 2010 was $331.

The costs associated with the profit sharing plan in 2010 were $45,713 and $54,122 in 2009.  The decline of ($8,409) was due to fewer employees and reduced participation above the minimum level for matching in 2010 versus 2009.

Professional fees and insurance costs were up $461,552 in the nine months of 2010 over 2009.   Legal expenses were $692,228 in the 2010 as compared to $491,064 through the third quarter of 2009.  As discussed above, we incurred additional legal and advisory fees in connection with the Senior Note transaction.  Other legal costs were down ($10,089) while regulatory legal costs were up $88,308 as a result of the FDA consulting we needed in connection with the 510(k) on our wing product.   Overall insurance costs were up $11,777.  Accounting, auditing and certification costs were down ($16,874).  Consulting fees were $262,073 higher in 2010.  They included FDA Regulatory consulting, product consulting and product positioning consulting.  In addition, the Company continues to employ SC Capital as an investment counsel.

Travel and entertainment costs were up $65,701 in 2010.  Airfare was up $44,419, hotels were up $24,391, ground transportation was up $13,570, while meals were down ($11,469).  Car rentals were down ($6,129).  The balance was made up by numerous smaller fluctuations.

Product development costs increased $10,354 from 2009 levels.  The increase in costs reflects the increased production of samples for verification and validation testing of three products.

Amortization expenses increased in 2010 to $458,987 from $85,073 in 2009, reflecting amortization of intellectual property costs on two products.  There was no product-related amortization in the first half of 2009.

Depreciation and amortization expenses (associated with intellectual property and prepaid financing costs) increased by $481,231, reflecting the depreciation of additional testing equipment and manufacturing equipment acquired in 2009 and 2010.  Intangible asset amortization of $403,270 was recorded in 2010, along with amortization of finance costs of $55,717.  Depreciation in 2010 was $121,912 versus $68,339 in 2009.  Fixed asset additions were $353,099 in the first nine months of 2010.  They consisted primarily of manufacturing molds, jigs and fixtures ($345,338 of the total).

Liquidity and Capital Resources

Total assets were $14,789,555 as of December 31, 2009 and $30,162,936 as of September 30, 2010. The $15,373,381 increase in total assets reflects the impact of the negative cash flow from operations of ($4,468,800) offset by the $20,413,489 net gain from financing activities.  During 2010, our unrestricted cash increased from $4,072,443 to $5,469,632 at September 30, 2010.  During 2010, we have also paid off $7,158,247 of bank debt and shareholder advances.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies.  We plan to continue to monitor our cash position carefully.

Our July 2010 agreement for the distribution of three blood collection products provides for royalty payments based on minimum volume commitments commencing October 1, 2010.  The amount of revenue we realize will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the new agreement totals $43,750,000. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement.

Our sale of $30 million of Notes enabled us to monetize our right to receive minimum royalty revenues of $43,750,000 from production of our blood collection products over the six-year term of the July 2010 agreement.  An interest reserve prefunds $4,500,000 of debt service on the Notes.  We retain the obligation to make a marketing contribution totaling approximately $6.65 million under the July 2010 agreement, which is payable in proportion to the volume of royalty revenues we receive over the agreement’s six-year term. We expect to use the balance of the proceeds from the sale of the Notes for working capital to fund the commercialization of our technology and expand our ability to manufacture and deliver products to commercial markets.

The net proceeds from the sale of the Notes enabled us to pay off all current bank and shareholder debt in September 2010.  At December 31, 2009, the outstanding balance of our term loan with a commercial bank was $ 2,361,111.  The term loan was originally set to mature on August 1, 2011.  Our monthly payment under the term loan was $138,889 of principal plus interest at the prime rate plus 2%. We had pledged our patents and our guaranteed revenue contracts as collateral for the loan, and in the event of a default, the lender would have been able to collect royalty revenue directly from our distribution partner. On July 1, 2010, we repaid a separate $1,500,000 bank loan by applying the $1,500,000 compensating cash balance held in an account with the lender.  A third term note in the amount of $195,416, originally due on July 23, 2010, and extended to September 23, 2010, was also paid in full in September 2010.

During the first nine months of 2010, we borrowed a total $2,800,000 from our principal investor, VOMF, which was bearing interest at rates of 6% and 7% per annum.  In connection with this bridge financing, we granted VOMF warrants for the purchase 325,000 shares of common stock at $4 per share and 416,672 warrants to purchase common shares at $3.00 per share.  The outstanding principal and all accrued interest on the bridge financing was paid in full on September 1, 2010.

Covenants limit our ability to borrow funds during the six-year term of the Notes to $7,500,000 of new senior debt and $15,000,000 of new subordinated debt.

In addition to our $5,469,632 of unrestricted cash at September 30, 2010, an additional $7,870,000 is being held in a reserve account until we obtain FDA clearance for one of our blood collection products.  We currently anticipate that we will be able to obtain such approval by the end of 2010.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twelve months will be covered by our existing cash resources and amounts due from our reserve.  Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

We have projected significant development activity during 2011 and the addition of seven new employees to assist with the development of our new products.  We have no bank debt to service and we have paid for all of our current technology.

Our royalty revenue from our three blood collection and infusion products is committed to pay principal and interest during the six-year term of the Notes. Until royalty revenues increase to cover all payments of principal and interest on the Notes, we expect to cover the balance due from the interest reserve.  During 2011, we estimate our cash required to fund operations will be approximately $850,000 per month, which we expect to fund from our cash balance.

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

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, the Company issued warrants to purchase shares of its common stock in consideration of a $500,000 in short term bridge loans extended to us by Vision Opportunity Master Fund, Ltd. (“VOMF”).  The Company agreed to issue 83,335 warrants for the purchase of one share each of the Company’s common stock as consideration for the $500,000 loan.  The warrant purchase price was $3.00 per share and the warrants have a five-year term.  These transactions between us and VOMF, a principal holder of our common and preferred stock, were exempt transactions not involving any public offering within the meaning of section 4(2) of the Securities Act of 1933, as amended.

The following table provides certain information with respect to our purchases of common stock during the three quarters ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2010 through 4/30/2010*	46,498	$3.03	151,578	848,422
5/1/2010 through 5/31/2010	20,665	$3.02	172,243	827,757
6/1/2010 through 6/30/2010	0	0	0	827,757
7/1/2010 through 9/30/2010	8,355	$3.02	180,598	819,402
Total	75,518	$3.02	180,598	819,402

*-No treasury stock was purchased in the first quarter of 2010.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules.

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).

	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).

	3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).

	4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

	4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).

	4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).

	4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).

	4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)

	4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).

	4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).

	4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).

	4.9	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).

10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

	10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).

	10.3	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).

*	10.4	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc.

*	10.5	Financial Advisory Agreement dated January 11, 2010, between MedPro Safety Products, Inc and SC Capital Partners LLC.

	10.6
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

*	10.7	Purchase and Sale Agreement dated as of September 1, 2010, between MedPro Investments, LLC, and MedPro Safety Products, Inc.

*	10.8	Pledge and Security Agreement made by MedPro Safety Products, Inc. to U.S. Bank National Association, as Trustee, dated as of September 1, 2010.

*	10.9
Indenture dated as of September 1, 2010, by and between MedPro Investments, LLC, as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

*	10.10	Continuing Unconditional Guarantee, dated as of September 1, 2010, is made by MedPro Safety Products, Inc., to U.S. Bank National Association, as trustee under the Indenture.

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).

	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).

	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).

	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).

	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).

*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)

November 15, 2010	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

November 15, 2010	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance, Chief Financial Officer and Chief
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

	Exhibit No.	Description

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).

	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).

	3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).

	4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

	4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).

	4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).

	4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).

	4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)

	4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).

	4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).

	4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).

	4.9	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).

10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

	10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).

	10.3	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).

*	10.4	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc.

*	10.5	Financial Advisory Agreement dated January 11, 2010, between MedPro Safety Products, Inc and SC Capital Partners LLC.

	10.6
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

*	10.7	Purchase and Sale Agreement dated as of September 1, 2010, between MedPro Investments, LLC, and MedPro Safety Products, Inc.

*	10.8	Pledge and Security Agreement made by MedPro Safety Products, Inc. to U.S. Bank National Association, as Trustee, dated as of September 1, 2010.

*	10.9
Indenture dated as of September 1, 2010, by and between MedPro Investments, LLC, as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

*	10.10	Continuing Unconditional Guarantee, dated as of September 1, 2010, is made by MedPro Safety Products, Inc., to U.S. Bank National Association, as trustee under the Indenture.

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).

	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).

	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).

	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).

	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).

*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*    Filed herewith