Form 10-K
period 2010-12-31
MedPro Safety Products, Inc.
filed 2011-03-29
CIK 1364896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 000-49768

MEDPRO SAFETY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015980
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

145 Rose Street, Lexington, KY	40507
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $39,444,444.

As of February 28, 2011, 13,048,126 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains statements about future expectations, activities and events that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. Any statements that are not statements of historical fact are forward-looking statements.  Words such as “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,”, “intend,” , “likely,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this report, factors that could contribute to those differences include, but are not limited to:

▪	Our ability to fund development of our products and operations from third party financing and cash flow from operations.
▪	A highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.
▪	The ability of our competitors with greater financial resources to develop and introduce products and services that enables them to compete more successfully than us.
▪	The continued service of key management personnel.
▪	Our ability to attract, motivate and retain qualified employees.
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

References in this Report to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Our offices are located at 145 Rose Street, Lexington, Kentucky 40507 and our telephone number is (859) 225-5375.  Our website is http://www.medprosafety.com.

History

Our company was originally incorporated in Kentucky in 1995 and changed its domicile to Delaware in 1999.  On December 28, 2007, as a condition to a financing in which we sold securities to institutional investors for $13 million, we completed a  reverse merger into a Nevada corporation with nominal assets and no active business, whose shares were registered under the Securities Exchange Act of 1934, as amended.   The combined company, a Nevada corporation, changed its name to "MedPro Safety Products, Inc." The combined company continues our historical business, which is developing and marketing medical safety devices incorporating proprietary needlestick prevention technology, as described in this section.

           In the December 28, 2007 financing, Vision Opportunity Master Fund, Ltd. (“VOMF”), a Cayman Island investment fund, and three other accredited investors purchased $13 million of newly issued shares of a new series of Series A Convertible Preferred Stock (“Series A Stock”) and warrants to purchase our common stock.  We received approximately $11.6 million in net offering proceeds from the sale of these securities.

 In 2008, we received $13,025,000 in cash for our issuance of 1,493,779 shares of newly designated Series B Convertible Preferred Stock ("Series B Stock") when VOMF and its affiliate Vision Capital Advantage Fund, LP ("VCAF", to whom VOMF transferred a portion of its holdings in September 2008) exercised warrants.  Each share of Series B Stock converts into 4 shares of common stock or 5,975,116 shares of common stock if all 1,493,779 shares of Series B Stock were converted.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, and similar changes to our common stock.

 In 2009, we completed transactions in which VOMF and VCAF exercised warrants for cash totaling $3,000,000 and exchanged all of their remaining warrants for shares of newly designated Series C Convertible Preferred Stock ("Series C Stock"). The two funds acquired 1,571,523 shares of Series C Stock as a result of the warrant exercise and exchange.  The transaction reduced the total common share equivalents issuable to VMOF and VCAF from 18,285,692 common shares to 15,715,230 common shares.  Each share of Series C Convertible Preferred Stock is convertible into 10 shares of common stock, which ratio is subject to adjustment in the event of stock splits, stock dividends, and similar changes to our common stock.

Item 12 of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” includes a table shows that as of February 28, 2011, the ownership of our common stock by our directors and officers as a group, the Series A Stockholders, and our non-affiliate shareholders assuming the conversion of all of our outstanding preferred stock and the exercise of all outstanding warrants and options for cash.

In July 2010, we entered into a new distribution agreement for three blood collection products. The agreement provides that we will receive quarterly royalties, with minimum quarterly royalty payments due based on minimum volume production levels over the six-year term of the agreement.  Our customer expects to commence delivery of the first of our products during 2011.  The automated assembly line has been assembled on site, validated and has produced product for shipment to customers.  We received our first quarterly royalty payment for the fourth quarter of 2010.

On September 1 and October 1, 2010, we issued Senior Secured 14% Notes due 2016 (the “Notes”) in the aggregate principal amount of $30 million in private placements to institutional investors. In connection with the Note issuance, we transferred the rights to receive all royalties under our distribution agreement to a new wholly owned subsidiary that is the issuer of the Notes. All of the royalties payable under our distribution agreement have been committed to pay the principal and interest due on the Notes. We received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve and paying offering expenses.  We used the net proceeds from the sale of the Notes to pay off all of our debt owed to banks and to VOMF on bridge loans, all of which together totaled $4,360,000.  We expect to use the remaining net proceeds principally to finance the development of other safety products in our portfolio.

Needlestick Safety and Prevention

One of the most potentially deadly risks to health care workers is the transfer of blood-borne pathogens such as hepatitis and HIV because of accidental needlesticks.  A needlestick injury occurs when a sharp that has been in contact with a patient’s bodily fluid and is subsequently introduced into a healthcare worker’s blood or mucous system. The transfer of bloodborne pathogens through a needlestick injury is potentially one of the most deadly risks to healthcare workers. Common pathogens contracted include hepatitis B, hepatitis C, and human immunodeficiency virus (HIV). In a 2008 study by the American Nurses Association (ANA), 47% of the 706 nurses surveyed reported being accidentally injured by a contaminated needle.

The majority of needlestick injuries have occurred during routine activities that are performed in the healthcare industry.  These injuries include administering injections, drawing blood, needle disposal, and handling trash and dirty linens. A needlestick injury can impact anyone that comes in contact with a non-sterile, unprotected needle.  In fact, disposable syringes cause more needlestick injuries than any other type of device.

Although nurses sustain the highest rate of needlestick injuries, all healthcare workers—from physicians to cleaning staff as well as other individuals—are at risk for harm. Consequently, fear of contracting a bloodborne disease from a needlestick injury is one of the greatest workplace concerns for healthcare employees. Other concerns include potential anxiety about disease exposure, the social stigma associated with contracting an infectious pathogen, lost work productivity, and litigation expenses. In addition to the risks faced by healthcare workers, a needlestick injury can also be a costly event for the organizations and businesses that employ healthcare workers. According to the U.S. Centers for Disease Control and Prevention (CDC), direct costs for initial testing and follow-up treatment of a needlestick injury, even if an infection does not occur, can range from $500 to $3,000 or more per injury.

The CDC estimates that 600,000 to 800,000 sharps injuries are reported annually in the U.S. specifically due to needlesticks. Worldwide, roughly one million needlestick injuries occur annually, according to the European Agency of Occupational Safety and Health (Source: The Royal College of Nursing’s Needlestick Injuries: The Point of Prevention, January 2009). Notably, according to the ANA, roughly half of all sharps injuries go unreported by employees.

To help protect healthcare workers from needlestick injuries, many healthcare markets worldwide are transitioning to the mandatory use of safety syringes. In 2000, with the passage of the Federal Needlestick Safety and Prevention Act, the U.S. became the first country to adopt and actively enforce legislation requiring healthcare facilities to use safety syringes. Likewise, Canadian and Australian healthcare markets are also working toward the mandatory protection of healthcare workers from needlestick injuries. In countries such as the U.S., where the use of safety syringes is mandated, healthcare facilities are required to conduct annual evaluations of new sharps safety products to assess which devices provide the safest working environment.

A key to reducing the number of needlestick injuries is prevention, including the use of sharps that either integrate safety mechanisms or have add-on safety features. As well, governments worldwide have begun implementing legislation that limits the frequency of actions that often lead to a needlestick injury. To this extent, due to the frequency of injury to healthcare personnel, recapping needles in the U.S. is now against the law (except in very rare circumstances).

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

The Transition to Safety Products

The US market for needle-based medical devices has been undergoing a widespread transition to safety syringes over the past two decades.  Currently 87% of the acute care market for hypodermic syringes, 92% of specimen collection sets, and 94% of IV catheters include a safety feature.  In the alternate care market, two-thirds of the syringe market is safety syringes with even higher penetration rates among the other devices.  Europe is transitioning as well.  Recent legislation in the European Union (EU), which is similar to the US federal legislation, is likely the precursor to a rapid transition to safety devices throughout the 28 current members of the EU, similar to the transition that occurred in the US in the past 10 to 15 years.  The legislation has an effective date in May 2013.

Several factors have driven increased usage of safety syringes in the US.  The transmission of blood-borne diseases such as HIV-AIDS and Hepatitis C to healthcare workers precipitated federal regulation that have spurred the development of more effective needlestick prevention technology.  Center for Disease Control (“CDC”) guidelines led to Occupational Safety and Health Administration (“OSHA”) regulations during the 1990’s.  The Federal Needlestick Safety and Prevention Act (of 2001) further modified the OSHA blood-borne pathogen (“BBP”) standards. The BBP standard required that occupational exposure control plans identify, evaluate and make use of needle devices with built-in safety features and/or needleless systems for withdrawing body fluids, accessing a vein or artery and administering medications.  Prior needle-based devices at the time often included no safety feature or required active safety activation by the healthcare worker.  Together with the American Nursing Association (ANA) and other organizations, MedPro lobbied for the introduction of the legislation which also required healthcare providers to engage frontline healthcare workers in the device evaluation process in order to better protect nurses from harm.  OSHA is now enforcing these standards with random inspections and the threat of fines for non-compliance.

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

Historic Needlestick Injuries

	1993-1998	1997	1999	2001	2003	2005	2007

Syringe	64,497	58,223	69,207	52,844	51,250	56,937	59,500

IV Catheter	13,213	11,520	12,857	5,309	6,866	5,946	5,559

Blood Collection Set	11,672	12,422	11,078	6,113	6,189	2,522	3,294

Pre-filled Syringe/Cartridge	6,551	6,731	4,513	4,102	2,417	3,964	5,559

Winged Needle Set	13,074	14,087	23,798	9,732	12,281	12,072	10,706

5 Category Total	109,007	102,983	121,453	78,100	79,003	81,441	84,618

Testing/Treatment @$3000	$327M	$309M	$364M	$234M	$237M	$244M	$254M

EPINet Census Sample Size		10,087	5,118	8,703	7,239	3,885	3,900

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

Targeted Markets

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

Estimated Market for Targeted Product Sectors
($ in millions)
Device Category	Strategic Partnership Plan	U.S.	EU	Rest of World	Total

Pre-filled Safety Syringes	Joint development agreement with global partner	$213	$339	$304	$856

Hypodermic Syringes	U.S. partners targeted	$359	$285	-	$644

Blood Collection Sets	Six year contract with a global manufacturer for US and EU commenced 10/1/2010.	$367	$290	$175	$832

Transfer/Access Devices	Six year contract with a global manufacturer for US and EU commenced 10/1/2010.	$32	$25	$15	$72

Total		$971	$939	$494	$2,404

Source: GHX Health Connexion Data Pool reports and GHX.com 2008 and 2009.
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

Several factors are contributing to the increased use of pre-filled syringes as a preferred method to administer injectable drugs.

•	Of the 250 drugs currently under development by pharmaceutical companies, 70% are expected be injectable, making them prospects for a pre-filled delivery device.

•	Forecasted growth in the development of vaccines over the next decade, which are well suited for pre-filled delivery.

•
Growing emphasis on the use of self-administered injectable medications in the home setting.  This trend is increasing demand for medical devices that are patient-friendly, cost-effective and reduce the risk of needlestick injury incurred by caregivers and others who may come in contact with the device, such as waste haulers.

•
Advantages over traditional medicament packaging in storage vials.  Use of a pre-filled syringe eliminates several required steps before use of a drug in a vial, thereby reducing the risk of medicament contamination and infection.  Pre-filled cartridges and syringes contain the exact deliverable dose desired, reducing the chance of medication errors and waste. Less time spent handling the medication also lessens exposure to contamination and improves productivity for the administrator.

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

Winged Safety Blood Collection Set

Our Vacuette® Premium Winged Safety Blood Collection Set is used for infusion and blood collection in the healthcare setting where patient comfort and ease of venous access are paramount.  It is a single use, sterile device designed with a fully passive safety system that engages upon completion of access when the user grips the wings and pushes them up. When the wings close to approximately 20 degrees, the safety guard automatically releases over the needle.  The user then removes the device from the patient’s skin with the needle fully covered by the guard.  The guard secures itself over the needle into a fully extended and locked position covering the needle, preventing the wings from reopening, and preventing any exposure of the contaminated sharp to the user.  The user then discards the device without ever having actively deployed the guard or touched the needle.  We received FDA 510(k) clearance for the winged blood collection set during the fourth quarter of 2010.

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

1   Vacuette® is a registered trademark of Greiner Bio-One International AG (“GBO”).

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

Contracts

Vacuette® Blood Collection Products

We have currently completed or are finalizing the steps necessary to commence the distribution of three products — two models of blood collectors and a winged blood collection set.  In July 2010 we entered into a new agreement for the manufacture and distribution of our three blood collection products, terminating and superseding the prior agreements relating to these products.  Our customer is an international manufacturer and supplier of medical products with locations in Austria, Germany, Hungary, United States and Brazil, as well as a worldwide distribution network. The July 2010 agreement provides for royalty payments based on commitments to produce a designated minimum number of units each year during the first six years of the agreement, totaling 350 million units for the initial term, commencing October 1, 2010.  The distributor is obligated to pay us a production royalty per unit.   The agreement contemplates that the production and sale of our three blood collection and infusion products, and therefore the amount of revenue realized, will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the July 2010 agreement totals $43,750,000. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement.  The July 2010 agreement was described in the Company’s Form 8-K filed July 22, 2010.

As of the date of this filing, the distributor has completed the automation lines for two of three of our products at its new manufacturing plant in Rainbach, Austria.  As the owner of the intellectual property underlying the technology, certain ongoing product design and enhancements will remain our responsibility and be performed at our expense.  We may build production and automation lines in the future, but agreements for additional production have yet to be negotiated.

We have established a semi-automated assembly line at a contract manufacturer’s location in Pennsylvania for the Wing blood collection set.  We intend to manufacture a sufficient number of evaluation samples for human use to get final customer feedback on the product.  The distributor has placed orders for the initial manufacture of several injection molded parts for a more significant build and is continuing to negotiate with us about future high volume manufacturing of the Wing blood collection set.  No decision has been made about MedPro serving as manufacturer or contracting with a third party to manufacture the Wing in commercial quantities.

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

We have engaged a US manufacturer/development company to create small cavitational molds for the prefilled products.  We have already received working samples that can be used for marketing and testing for FDA 510(k) approval purposes.  We have created initial packaging designs and have prototype packing for testing purposes.  We will continue to solicit participation in the exploitation of the prefilled syringe device and the related fillable safety syringes in the anti-blunting family of products.  We have had discussions with several manufacturers and distributors about partnering with MedPro on the development and high volume manufacturing of these devices.

Product Development

Since the passage of the 2001 Needlestick Safety and Prevention Act, we have focused on developing safety solutions employing inherent passive safety needles or needleless replacements that require minimal or no user activation of the safety mechanism.  Our approach to research and development has been to identify and acquire leading edge technology with a view to developing medical device safety products with significant commercial potential.  We have obtained all of our proprietary intellectual property, research and development through either acquisitions or technology agreements with third party inventors.

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

In 2004, we acquired the interest of Visual Connections, Inc., a San Diego, California design and development firm controlled by Hooman Asbaghi, in patents related to the Vacuette® passive safety blood collection system.  MedPro paid Visual Connections a total of $2,525,425 and agreed to pay royalty fees on products developed from this technology until the patents expire. Beginning with the fourth quarter of 2010, when we began to receive production royalties on the Vacuette® tube touch device, we will pay annual royalties equal to 6% of net sales for two years.  Thereafter, we will pay royalties equal to the greater of $250,000 per year or 6% of net sales.  In 2010, we agreed to pay Visual Connections $600,000 to settle a dispute regarding minimum royalties on the device for prior years.

In 2007, Visual Connections and Mr. Asbaghi entered into a similar agreement with SGPF LLC, a company created by W. Craig Turner, our Chairman, CEO and largest common shareholder.  SGPF was established to acquire technology that we believed had potential for successful commercialization.  At the time, MedPro did not have the financial resources to assume the risk of acquiring and holding the technology until development could be completed, and also risked losing the opportunity to other interested parties.  Under the agreement, SGPF acquired the interest of Visual Connections in five inventions underlying our anti-blunting safety syringe and prefilled pharmaceutical products, including rights to the related patent and patent applications (the “Anti-Blunting Technology”).  Visual Connections transferred its interest to SGPF upon payment of an initial transfer payment of $250,000. SGPF also agreed to pay transfer payments totaling $2,750,000 in installments over three years beginning in 2007 and a royalty of 5% on the first $250,000 of adjusted gross sales of products using the Anti-Blunting Technology in any calendar year, and 4% of the adjusted gross sales of such products for remainder of the year.  MedPro exercised an option to acquire the Anti-Blunting Technology from SGPF in September 2008.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Technology Development and Option Agreement.”

In June 2008, MedPro entered into an agreement with Visual Connections and Mr. Asbaghi to acquire the patents, patent applications and related rights to the technology underlying the Vacuette® Premium Winged Safety Blood Collection Set.  Visual Connections transferred its interest to us upon execution of the agreement.  We paid transfer payments totaling $1,500,000 and agreed to pay a royalty of 4% of the adjusted gross sales of the product.  The agreement also grants us a right of first refusal to negotiate an agreement for the rights to commercialize any additional Visual Connections products in the future.

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

In January 2010, MedPro obtained the right to acquire product development rights for a fully passive safety intravenous catheter from Millaghi Medical, a company in which Hooman Asbaghi owns a substantial interest.  At the time of this filing, the parties have terminated their initial agreement and are expecting to negotiate a new agreement pending the resolution of certain patent matters.

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

The following table shows the domestic patents or rights to acquire patents we currently hold, as well as those products for which we have filed a patent application.

MedPro Safety Products, Inc.
U.S. Intellectual Property Portfolio

Product Reference	Application No.	Patent Publication No.	Title	Application Pub. Or Issue Date
Key-Lok	09/136,478	6,146,362	Needleless IV medical delivery system	11/14/2000
Vacu-Mate	08/632,010	5,688,241	Automatic non-reusable needle guard	11/18/1997
Vacu-Mate	09/336,405	6,379,336	Protection device for injection or aspiration needle	4/30/2002
Vacu-Mate	10/289,508	6,869,415	Safety device for a blood collection device	3/22/2005
Vacu-Mate	10/621,973	7,357,783	Safety system for a blood collection device	4/15/2008
Syringe Guard	10/983,108	7,198,617	Passively guarded, fillable injection syringe	4/3/2007
Syringe Guard	11/055,415	2006/0111679	Syringe guard with selected needle configuration	5/25/2006
Syringe Guard	11/211,336	2007/0078403	Syringe guard for prefilled medicament vial	4/5/2007
Syringe Guard	11/422,851	2007/0287964	Hypodermic needle tip protector	12/13/2007
Butterfly	10/434,717	6,840,920	Butterfly needle with passive guard	1/11/2005
Butterfly	10/978,614	7,144,387	Butterfly needle with passive guard	12/5/2006
Insulin Pen	11/267,830	2007/0106225	Automatic needle guard for medication pen	5/10/2007

We have conducted searches and reviewed prior art relating to the winged collection set, the tube-activated blood collector, the skin-activated blood collector, and the pre-filled safety syringe and believe we are free to use and do not infringe any issued United States patent.

Competition

We operate in the increasingly complex and challenging medical device marketplace. Technological advances, federal regulations in the United States and some foreign markets, and scientific discoveries have accelerated the pace of change in medical technology, and the regulation of increasingly more sophisticated and complex medical products is increasing. Companies of varying sizes compete in the global medical technology field. Some are more specialized than us with respect to particular markets, and some have greater financial resources than us.  New companies have entered the field; particularly in the areas of safety-engineered devices and in life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment.

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

Our production strategy is to outsource the manufacturing of all our products to reputable medical device manufacturers with well-established reputations in the industry.  We require that each of our current and prospective suppliers comply with Good Manufacturing Practice (“GMP”) requirements under the U.S. Food, Drug and Cosmetic Act and are ISO certified or meet equivalent applicable standards.  We believe that if the manufacturers with whom we currently contract were no longer able to produce our products for any reason, there are sufficient other manufacturers to allow use to make alternative production arrangements.

We utilize various biomedical contractors to assist us with product development.  We have engaged GW Plastics, Inc. to mold various components for our wing device and Precision Medical Products, Inc. to assemble this device.  We have also employed Gilero Biomedical to build small cavitational molds to manufacture limited quantities of our prefilled syringe for testing and marketing purposes.  We have received delivery of the first production from these new molds and have working prototypes of this device.  We expect to engage Gilero to do the same for our fillable safety syringe.

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

Regulation of Medical Devices

All of our current products are medical devices intended for human use and are subject to FDA regulation. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Pre -Market Approval (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act. The FDA regulations generally:

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

Other Regulations

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The United States has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Our business has been and will continue to be subject to various other laws and regulations.

Information Technology

In the first quarter of 2008, we acquired a fully integrated IT platform that has enabled us to fully and efficiently satisfy our sales and ordering processes while generating the appropriate level of internal control. We have also engaged a full service vendor responsible for data integrity, IT security, managed network services, disaster recovery, offsite encrypted data storage, and support of all voice and data communications, both internally and externally. The system provides a high level of security, backup, and risk management that management believes will significantly reduce the risk of IT failure and resultant negative impact on operations.

We have documented our IT system and controls with a series of narratives as part of managements’ assessment of internal accounting control and IT controls.  Although not subject to an audit of our internal accounting control system under the Sarbanes-Oxley Act, we have engaged a third party firm to assist us with design, implementation and ongoing measurement of the effectiveness of our internal control and IT control environment.

Dependence on One or a Few Major Customers

We currently do not depend on any individual source of raw materials or suppliers.

The obligation of GBO to pay us royalties began on October 1, 2010 and currently is our principal source of revenue.

Employees

As of February 28, 2010, we had fourteen employees.  None of our employees are subject to a collective bargaining agreement.

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
145 Rose Street
Lexington, KY 40507
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

Since MedPro’s inception in 1995, we have incurred significant losses and negative cash flows from operations. We incurred net losses from operations of ($13,052,108) in 2010 and ($13,022,235) in 2009.  In 2010 we had a net loss of ($15,514,214).  Net income in 2009 was $8,376,273 after taking into account other income which included a non-cash $21,603,185 gain on the change in fair value of derivative liabilities.  As of December 31, 2010, we had an accumulated deficit of ($72,466,080), which was ($15,514,214)) larger than at the end of 2009.  This change reflects the net loss for 2010.

We anticipate incurring additional losses for at least several more fiscal quarters through approximately the first quarter of 2013. We expect to spend significant resources over the next few years to fund the continued development of our pipeline of potential products.  Before 2010 we had derived only limited revenue from the sale of two products, both of which have been discontinued.  In 2010, we began to realize royalty revenue from the first of three blood collection devices being manufactured and distributed by a customer under a six-year agreement.  Our ability to generate revenues and become profitable will depend on our ability to timely, efficiently and successfully develop and commercialize more products. We may not ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we cannot obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our products will require substantial funds to obtain regulatory approvals and bring our products to market. Net cash used in operations was $6,768,201 in 2010.  Although our cash has increased during 2010 by $8,107,612 to $12,180,055 at December 31, 2010, and in January  2011 we received an additional $7,870,000 that was released from an escrow account after we received FDA clearance on our Wing device , we still may need additional cash in periods after 2011.

In the future, we will need financing in addition to our current cash on hand to maintain our present operations. Our future capital requirements will depend on many factors, including:

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

The indenture governing our Notes issued in September and October of 2010 restricts the amount of additional debt we can incur during the term of the Notes to $7,500,000 of senior debt and $15,000,000 of unsecured debt.  This may limit our ability to fund capital equipment and development costs without issuing additional equity securities.  Issuing equity securities may not be feasible or accepted by the investing public.

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

To the extent we enter markets outside of the United States; our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

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

Our success will depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.  We have conducted an assessment of internal control over financial reporting  as of December 31, 2010 as required by Section 404(a) of the Sarbanes-Oxley Act and have included management’s assessment report in this Form 10-K.   Although we have engaged a third party to assist us with design, implementation and testing of our compliance system, if we are unable to successfully implement improvements to our management information and financial control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations and our inability to manage our growth effectively could increase our losses.  Future compliance with the Sarbanes-Oxley Act and auditing of our system of compliance may not be possible without the addition of accounting and compliance personnel.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees necessary to keep pace with our expansion plans. Qualified individuals of the requisite caliber needed to fill these positions are in short supply in some areas. Any material increases in employee turnover rates could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development of commercial products and sale of those products by us or our distribution partners, we may be sued for product liability. We may be held liable if any product we develop and commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals required to commercialize our medical safety products, will not protect us from any such liability.  We carry product liability insurance. Currently, our coverage limits are $2 million per event, and $2 million annual aggregate coverage for products liability.  We also intend to seek product liability insurance for any approved products that we may develop or acquire.  However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If our insurance coverage is insufficient to protect us, our results of operations will suffer.  If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.

Risks Relating to Ownership of Our Common Stock

Our future operating results may fluctuate and cause the price of our common stock to decline.

Our sales and operating results could fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  Our common stock has been trading at a market price below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.

A significant number of the shares of our common stock have become eligible for sale since January 4, 2009, and the sale of those shares could depress the market price of our common stock.

The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. On December 28, 2007, we issued 11,878,685 shares of common stock in connection with our reverse merger.  On that date we also completed a private placement to accredited investors in which we issued convertible preferred stock and common stock purchase warrants.  In 2008 and 2009, we issued convertible preferred stock upon the exercise of, and in exchange for, outstanding warrants, which could result in the issuance of additional shares of common stock in the future.   We also issued warrants in 2010 to obtain interim financing that was repaid in September 2010.  As of February 28, 2011, our outstanding preferred stock was convertible into 28,358,575 shares of common stock, and our outstanding stock purchase warrants could be exercised for up to an additional 1,734,340 shares of common stock.

Some or all of the shares of common stock issued in connection with the merger or that may be issued (in certain circumstances) upon the conversion of the preferred stock or the exercise of the warrants may be offered from time to time in the open market pursuant to Rule  144 under the Securities Act of 1933.  As additional shares of our common stock become available for resale in the public market pursuant to Rule  144, the supply of our common stock will increase, which could decrease its market price.  In addition, the holders of our preferred stock and stock purchase warrants may offer the shares of common stock issuable upon the conversion of the preferred stock or the exercise of the warrants.  We also completed a registration of 2,402,029 of our shares for resale by our preferred stockholders on August 12, 2009.  Sales by either of these means may have a depressive effect on the market for the shares of common stock.

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

As of February 28, 2011, warrants to purchase up to 1,734,340 shares of our common stock were issued and outstanding.  The exercise of the warrants could decrease the net tangible book value of our common stock.

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

For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

As a public company, we will be subject to extensive corporate governance and disclosure regulations that will result in additional operating expenses.

We have incurred and expect to continue to incur significant ongoing legal, accounting and other expenses as a result of becoming a public company in December 2007. Corporate governance requirements, requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC have significantly increased our legal and financial compliance costs and make some administrative functions more time-consuming and costly. Like many smaller public companies, compliance with Section 404 of the Sarbanes-Oxley Act of  2002 has had a significant impact on our operating costs. Section 404 requires the management of public companies to evaluate the effectiveness of internal control over financial reporting. As a smaller reporting company, we currently are exempt from compliance with Section 404(b) , which requires that a company’s independent auditors also attest to assessment conducted by its management.  However, should we become an accelerated filer due to the growth in our market capitalization, we may not be able to effectively meet all of the requirements of Section 404 as currently known to us in the then mandated timeframe.  Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause it to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on its stock price.

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

Item lB.                  Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

We lease our office and storage facility in Lexington, Kentucky, under an operating lease from a firm in which our Chairman and CEO is a partner. The lease runs through 2012, with an option for two five-year extension options.  Monthly lease payments are $6,975 though the end of the lease term.  We have entered into a lease for a new office facility which we plan to occupy on or about March 18, 2011.  Lease payments for this new space will be $8,000 per month.  If we give timely notice of our intent to vacate the premises after three years, we can pay one year’s rent to avoid the rent for year five of the initial five year term.  The lease has three extensions of three years each.  This space should be adequate to accommodate approximately 25 employees.  This will provide the capacity to nearly double our existing staff.

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

Period		Bid Price
Year	Quarter	High	Low
2010
	Fourth	$3.00	$1.55
	Third	$3.10	$2.70
	Second	$3.10	$2.75
	First	$3.70	$3.01
2009
	Fourth	$4.44	$3.00
	Third	$4.50	$3.50
	Second	$5.75	$3.50
	First	$10.00	$3.90

Holders

As of December 31, 2010, we had approximately 326 holders of our common stock.

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

Item 6.       Selected Financial Data.

Not Applicable.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of MedPro Safety Products, Inc. for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report.

Overview

MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing multiple products in four related product segments: clinical, phlebotomy, pharmaceutical, and intravenous.

In July 2010, we entered into a new contract with our distribution partner that grants exclusive rights to manufacture, market and distribute three MedPro blood collection products over a six-year term (the “GBO agreement”). The GBO agreement supersedes two prior agreements signed in July 2008.  The GBO agreement provides that beginning with the fourth quarter of 2010, we will receive quarterly royalty payments totaling not less than $43,750,000 over the six-year term, and during the same period we will make quarterly financial contributions totaling approximately $6,650,000 to cover the anticipated expenses of marketing the products.

On September 1 and October 1, 2010, we issued Senior Secured 14% Notes due 2016 (the “Notes”) in the aggregate principal amount of $30 million in private placements to institutional investors. In connection with the Note issuance, we transferred the rights to receive all royalties under the GBO agreement to a new wholly owned subsidiary that is the issuer of the Notes. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the notes. We received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve and paying offering expenses.

We used the net proceeds from the sale of the Notes to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,360,000.   We expect to use the remaining net proceeds to pay royalties on our blood collection technology, our marketing contributions, and to finance the development of other safety products in our portfolio.

Our strategy for the next 6 to 12 months focuses on completing the steps necessary to attain pre-market product development milestones for our prefilled syringe, our fillable syringe and our diabetic pen needle technology.   Our objective is to enter into strategic partnership agreements with major medical products distribution partners, which whenever possible would provide for fixed minimum volume contracts, as does the GBO agreement. In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product with an “anti-blunting” feature and a prefilled pharmaceutical safety syringe. Our product development plans also include a diabetic safety pen needle and a needleless intravenous line based on patents and designs we control.  As of this date, we have entered into an agreement with a global manufacturer involved in stopper design to jointly develop our prefilled and fillable safety syringes.

Our operations are currently funded principally from the net proceeds of our sale of the Notes.  Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies.

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

We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. We began recognizing revenue under the GBO agreement for the fourth quarter of 2010.  Historically, we have had minimal returns for credit, so no reserve for product returns has been established. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts. We have fully reserved our only receivable from the sale of the Needlyzer devices to a customer in Africa in 2009 and earlier years.  We have since written off this receivable and destroyed our remaining Needlyzer™ inventory.

We determine our inventory value at the lower of cost (first-in, first-out method) or market value. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs.  In 2008, we took an additional write down on our Needlyzer inventory to net realizable value.  This charge was $252,432.  The entire inventory was written off in 2010.

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market.  We began amortization of the Vacumate patents in December 2009 since products were first introduced for human use in December.  Our Winged Safety Blood Collection Set is expected to be introduced into the market for human testing in 2011.  We will begin amortization of that intellectual property cost when that happens.  Our Key-Lok proprietary technology and our Syringe Guard family of products are currently not in production for distribution.  We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on our current borrowing rate, is in excess of our cost of our patents and expected development costs ($66.6 million) by approximately 875%.

We wrote down our Key-Lok technology to fifty percent of its original cost in the fourth quarter of 2010.  Key-Lok may require substantial modification before it can be commercially exploited.  Our carrying value of this technology is now $244,561, down from $489,122 in 2009.   We also wrote off the $500,000 of Key-Lok equipment acquired with the intellectual property.  The proof of concept tools and molds are not suitable for production use and will have to built new to accommodate possible design changes.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

MedPro recorded a net loss of ($15,514,214) for the year ended December 31, 2010, as compared to net income of $8,376,273 for year ended December 31, 2009.  Losses from operations were $(13,052,108) for 2010 and $(13,022,235) for 2009.

In 2010, the Company recorded net other expenses of ($2,462,106) compared to net other income of $21,398,508 in 2009.  Other expenses in 2010 included ($2,168,681) of interest expense and ($313,335) of loss associated with the change in valuation of derivative liabilities recorded during 2010.  The Company also had $19,910 of interest income reported in 2010 as a part of net other expenses.  Net other expense included interest expense of ($250,546) for 2009.  Interest income was $45,869 for 2009.  Income from the gain on valuation changes in the fair value of derivative liabilities in 2009 was $21,603,185.

Sales for 2010 were $150,000 compared to $5,388 for 2009.  In July 2010, we entered into the GBO agreement that provides for total minimum royalty of not less than $43,750,000 payable to us, and our obligation to make quarterly marketing contributions totaling approximately $6,650,000 over a six-year term. We began recognizing revenue under the GBO agreement for the fourth quarter of 2010.  We also returned $350,000 of the automation advance received in 2008, and received title to packaging equipment purchased for $452,855.  We recorded the equipment at $275,000, or approximately the average of two appraisals, and expensed the remaining $75,000 in 2010.

In 2009 we received fees for services and automation activity totaling $12,045.  The 2009 revenue consisted solely of deferred revenue remaining from a $700,000 advance we received in October 2008 for automation and other product development activities requested by our blood collection distributor under the terms of a prior agreement.   In 2008 we recorded $235,100 of the advance as income from the reimbursement of automation expenses.  We also used the advance to purchase packaging equipment for $452,855, which cost was deferred, along with the associated revenue from our customer for its purchase, during 2008.  After we reached an oral understanding with the customer during 2009 that we would retain the packaging equipment, we applied $452,855 of deferred revenue from the 2008 advance against the purchase price.  The remaining $12,045 of deferred revenue from the 2008 advance was recognized in 2009.

The most substantial decline in individual operating expense categories from 2009 to 2010 was the ($2,520,710) decrease in compensation expense.  The charge for stock option expense went from $7,374,450 in 2009 to $4,824,854 in 2010, a decrease of $2,549,596.  The balance of the change in compensation represents minor changes in employee compensation from year to year.  We ended the 2010 year with fourteen employees.

Costs associated with our profit sharing plan in 2010 were $221,075 in 2010 and $195,656 in 2009.  The plan was amended on July 1, 2010 to provide for a 1 for 1 match up to 4% deferral.  The plan previously provided for a 1 for 1 match on the first 3% deferral and 1 for 2 match on the next 2% of employee salary deferral.  The Company  increased its discretionary contribution from $125,000 in 2009 to $150,000 in 2010, accounting for substantially all of the difference between the two years.

On August 18, 2008, we adopted our stock incentive compensation plan and granted options to purchase 3,000,000 shares of common stock to seven employees and two directors.  The options may be exercised only during a thirty-day period beginning on January 1, 2013.  If before that date either the recipient terminates service with us or a change of control occurs, then the recipient must exercise the options 30 days after the event.  Because the exercise price was less than market price of our common stock on the date of grant, we set a date certain for the exercise of the options in order to qualify for exemption from excise taxes under IRS deferred compensation rules.

Total share-based compensation for the August 2008 grants was calculated at $14,580,000, $4.86 per share underlying the options.  The Black-Scholes model was used to value the options.  The valuation methodology and underlying assumptions are described in Note 12 of the notes to the financial statements.  The share-based compensation expense has been charged to earnings over 24 months, which period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $4,596,750 of share-based compensation expense in 2010 and $7,290,000 of share-based compensation expense for 2009.  There was no remaining balance of unearned compensation at December 31, 2010 on this option.

In 2009, we granted incentive stock options for 185,715 shares in May and for 47,256 shares in October.  The May options were valued at $355,106 and the October options were valued at $91,944 utilizing the Black-Scholes valuation methodology.  Total share-based compensation expense on these awards was $85,154 in 2010 and totaled $45,031 in 2009.  The remaining unearned compensation on the 2009 options as of December 31, 2010 was $316,866.

In 2009, the Company also granted 50,000 options to each of two directors on the same terms and conditions as the options granted to the initial directors in August 2008.  They are each exercisable for one share of common stock at $1.81 per share and they may only be exercised from January 1, 2013 to January 31, 2013.  The total expense associated with these options was $224,373.  During 2010 the Company expensed $112,186 on these options and had expensed $39,419 in 2009.  As of December 31, 2010 $72,767 of the compensation expense associated with these options remains unearned.

Professional and insurance costs increased by $505,717 in 2010 over 2009.  Consulting fees, accounting fees, insurance and other related expenses increased by $301,640 during 2010.  Legal fees increased $204,077 in 2010, due to our FDA activity on our Wing device and our Note issuance.  Consulting fees increased as a result of a monthly $15,000 retainer payable under our product development arrangement. In addition, fees for product placement and marketing assistance in 2010 increased to $183,093 as compared to $35,201 in 2009.  These comprise the majority of the differences between the two years.  Travel and entertainment expense decreased by ($28,824) in 2010 to $429,455 from $458,279 in 2009.

We paid $607,632 in royalties in 2010.  We agreed to pay $600,000 to resolve a potential dispute regarding the inception of royalty payments under the terms of a technology transfer agreement for one of our blood collection devices.  The balance represented the royalty payable upon the commencement of revenue under the GBO agreement. We did not pay royalties in 2009.

Advertising and promotion costs decreased by ($125,815) to $260,665 in 2010 from $386,480 in 2009.  Our expenses for investor relation services decreased after we changed firms in October 2009. Our monthly retainer currently ranges from $3,500 to $5,000 per month, plus expenses. In addition, we expensed $167,600 of share-based compensation in 2010 in connection with a research report.

Product development costs decreased ($11,265) from 2009 levels.  We continue to have better results with U.S. contract manufacturers and as a result, our progress on new devices has quickened.

In 2010, we wrote down inventory by $247,981.  This represented the remaining carrying value of our Needlyzer product and a few items that were related to raw materials for the blood collection device that have been scrapped.

We recorded a ($696,331) charge in 2010 to write off equipment for our Key-Lok technology carried at $500,000 in the fourth quarter and to write down Key-Lok intellectual property as well as a couple of small assets.  We transferred testing fixtures associated with the blood collection product to a customer in 2009 with a net book value of $2,892.

Depreciation and amortization expenses associated with intellectual property increased by $745,702, reflecting the depreciation of additional manufacturing equipment acquired in 2010 and the amortization of our intellectual property rights in connection with our blood collection “holder” products.  Intangible asset amortization of $42,090 was recorded in 2009, along with amortization of finance costs of $41,772.  Amortization of finance costs in 2010 was $213,008.  Intellectual property rights amortization in 2010 was $553,998 and was reflected in cost of revenue.  Depreciation in 2010 was $169,808 versus $107,250 in 2009.  Fixed asset additions were $406,761 in 2010.  They consisted primarily of manufacturing molds, jigs and fixtures.  Deletions included the $500,000 of Key-Lok equipment written off in the fourth quarter and an additional $871 of other dispositions.

Other income included$21,603,185 in 2009 relating to the change in fair value of derivative liabilities.  In 2010, we recognized a loss on the write up of derivative liabilities based on the fair value of the derivative warrants issued in connection with debt during the first three quarters of 2010.  The net expense for the change in valuation of the derivative warrants was ($313,335).  In 2010, we also recorded interest expense of $2,168,681, of which $1,330,000 was payable on our Notes. The balance included interest of $57,214 on the loans from our principal investor, bank debt at various banks of $96,467, and discount accretion on our derivative loans of $685,000.

Interest income was $19,910 in 2010, as compared to $45,869 in 2009.  The change reflected the decline in temporary cash investments due to the decline in cash available for overnight sweep investments and CD’s.  Reserves established for the Notes were invested in short term US Treasury-backed investments and paid less than 1%.

Liquidity and Capital Resources

Total assets were $31,608,933 as of December 31, 2010 and $14,789,555 as of December 31, 2009. The $16,819,378 increase in total assets reflects the net impact of the negative cash flow from operations, investing and financing activities of $25,297,074 offset by the proceeds of new loans during 2010 of $32,800,000.  In addition to the resulting $4,243,201 increase in unrestricted cash, we also increased assets by $7,870,000, the amount of a reserve established in connection with issuance of the Notes that became payable to us when we received FDA clearance to market our Wing blood collection set in November 2010. We also increased restricted cash by $3,864,411 after releases of approximately $635,589 for interest on our Notes and fees.  The Company also spent $344,948 to repurchase 123,804 shares in 2010.

During 2010, our unrestricted cash increased by $4,243,201 to $8,315,644.  Restricted cash held in a reserve account for future interest payable on our Notes was $3,864,411 at year end.  Accounts receivable, accrued interest and prepaid assets were up $171,631 in 2010.  Net fixed assets declined $263,729 due to write offs and dispositions of slightly more than $500,000 and new asset additions of $406,761.  Accumulated depreciation changed by a net increase of $169,620, thereby reducing total assets.  Net intangible assets and recoupable royalties increased total assets by $1,181,844.  Most of this was the effect of capitalizing financing costs on the Notes of $2,044,500 less the amortization and write down of certain intellectual property.  Finally, inventory declined by $247,981 from 2009 to 2010.

Under the terms of the GBO agreement, we granted exclusive rights to manufacture, market and distribute three blood collection products over a six-year term.  The GBO agreement provides that beginning with the fourth quarter of 2010, we will receive quarterly royalty payments totaling not less than $43,750,000 over the six-year term, and during the same period we will make quarterly financial contributions totaling approximately $6,650,000 to cover the anticipated expenses of marketing the products.

In connection with the issuance of our Notes in September and October 2010, we transferred the rights to receive all royalties under the GBO Agreement to a new wholly owned subsidiary. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the Notes. We received approximately $23,294,000 in net proceeds from the sale of our Notes after the establishing a $4,500,000 interest reserve and paying offering expenses.

We used the net proceeds from the sale of the Notes to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,360,000.   We expect to use the net proceeds to pay royalties on our blood collection technology, our marketing contributions, and to finance the development of other safety products in our portfolio.

Until such time as we can commercialize and realize revenue from other safety products currently in our development pipeline, we expect to fund our operations principally from the net proceeds of our sale of the Notes.  Our primary cash requirements will be (a) funding continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, (b) increasing our administrative and operational personnel as needed to support expanded day-to-day operations required to develop and commercialize these products; and (c) paying royalties and marketing contributions on our blood collection productions being distributed under the GBO agreement.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twenty-four months will require a substantial amount of cash.  Whether we commit resources to optional projects will depend upon our cash position from time to time. The indenture for our Notes limits our future borrowing to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt while the Notes are outstanding.

We believe there is a well defined market for our products, encouraged by Federal Needlestick Safety and Prevention Act, which requires the use of  safety devices such as we are developing.  In addition to our blood collection products now in commercial distribution, in March 2010, we entered into a joint development agreement with a worldwide manufacturer of rubber closures and aluminum and plastic caps for pharmaceutical packaging, drug delivery and diagnostics.  Our agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and our partner will develop rubber components for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project.  Since March 2010, we have received the first formulations of rubber components and have prototypes of the prefilled syringe for marketing and testing purposes.

Our have based our current sales estimates exclusively for product sales in the United States.  Our tube-activated blood collection device has received preliminary favorable interest from pre-launch marketing and demonstration activities in Europe.  We have assisted our distribution partner  in applying for its CE mark to market the device in Europe.  Our ability to generate future European and other foreign sales will depend upon applicable regulatory approvals for our products in Europe.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.  Our bank indebtedness was historically priced at interest rates geared to the lender’s prime rate.  Therefore, our interest expense may increase or decrease due to changes in the interest rate environment should we elect to incur future bank debt.  Our Senior Notes were priced at 14%, at issue, based on the minimum cash flow under our distribution agreements for our blood collection devices.  If we exceed the minimum volumes under the contract, the yield to the investors will increase based on additional interest being paid on the notes through October 2016.

Item 8.       Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2010 and 2009
•	Statements of Operations for the Years Ended December 31, 2010 and 2009
•	Statements of Shareholders' Equity/(Deficiency) for the Years Ended December 31, 2010 and 2009
•	Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
•	Notes to Financial Statements

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2010 was effective.

Management’s internal control report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table shows information regarding our current directors and executive officers. The directors are elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
W. Craig Turner	57	Chief Executive Officer and Chairman of the Board of Directors
Walter W. Weller	58	President, Director
Marc T. Ray	57	Vice President Finance, Chief Financial Officer
Gregory C. Schupp	55	Chief Operating Officer
C. Garyen Denning	31	Executive Vice President
Gary A. Peterson	59	Director
Warren Rustand	67	Director
Ernest L. Fletcher	57	Director
W. Leo Kiely III	63	Director
Carl Kleidman	53	Director

W. Craig Turner is the founder of MedPro and has been Chairman of the board of directors of our predecessor since its inception. He was appointed Chairman of our Board of Directors when our merger took effect in December 2007. Mr. Turner is also the President and Chairman of the Board of Directors of CRM Companies, Inc., a real estate development company specializing in the development of commercial and industrial properties with more than 450 employees. At CRM Properties, Mr. Turner has been responsible for the development of over $250 million in commercial and industrial properties. Previously, Mr. Turner served as Director of Industrial Development for the Commonwealth of Kentucky under then Governors John Y. Brown and Martha Layne Collins. Mr. Turner is the father-in-law of C. Garyen Denning.

Walter W. Weller has been President of MedPro since 2003 and served as the Chief Operating Officer of from 1993 through March 2011. He was appointed as a Director of MedPro in December 2007. Mr. Weller has been responsible for MedPro’s product strategy, building customer relationships with key channel partners, and coordinating day to day activities for the Company. Before joining MedPro, Mr. Weller spent approximately ten years working in manufacturing, seven years in financial and operational management, and five years working with financial software design and implementation services. He participated in developing legislation that subsequently was enacted as the federal Needlestick Prevention Act.

Marc T. Ray was appointed Vice President Finance and Chief Financial Officer of our predecessor in October 2007 and continued in the same capacity when our merger took effect in December 2007. Mr. Ray served as the Treasurer and as a member of the Board of Directors of MedPro from July 1994 to August 2007. Mr. Ray is a Certified Public Accountant with 34 years of experience. From November 2004 to October 2007 Mr. Ray served as the managing member of Ray, Foley, Hensley & Company, PLLC, a public accounting firm that he founded in Lexington, Kentucky. From February 1994 to October 2004, Mr. Ray was President of the Lexington, Kentucky based public accounting firm Ray, Hager & Henderson, PSC. From 1976 through 1978 and 1982 through January 1994, Mr. Ray was employed or was a partner with Coopers & Lybrand, a predecessor of PriceWaterhouseCoopers.  In the intervening years Mr. Ray was employed as a financial analyst with a fortune 500 company and was a partner in a local accounting firm.

Gregory C. Schupp has agreed to join MedPro as Chief Operating Officer effective April 23, 2011. Since 2009, Mr. Schupp had served as Director of Operations, G.M. of United States manufacturing for the Sorin Group, a global medical device manufacturer and distributor based in Milan, Italy.  From 2005 through 2008, he served as Vice President Operations of the New Jersey facilities of Maquet, Inc., a global medical equipment company headquartered in Rastatt, Germany.  Mr. Schupp has served in strategic and operational positions for medical and telecommunications manufacturers for over twenty years.

C. Garyen Denning was appointed Executive Vice President in March 2011, having previously served as Director, Program Management since joining MedPro in February 2006. He previously served as a sales manager for Union Beverage, a wine distributor in Chicago, Illinois.  Mr. Denning received his undergraduate degree in economics from Wake Forest University and a master’s degree from the Warrington College of Business Administration at the University of Florida.  Mr. Denning is the son-in-law of W. Craig Turner.

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

Warren Rustand was appointed as a Director when our merger took effect in December 2007. Mr. Rustand is currently managing partner for SC Capital Partners LLC. He has served as a member of the Board of Directors for over 41 public, private, and not-for-profit organizations, including as Chairman of more than half of those organizations. In the medical field, Mr. Rustand has served as Chairman of Tucson Medical Center, Chairman of Health Partners of Arizona, Chairman of TLC Vision, Chairman of Medical Body Sculpting, and Chairman of Health Equity, Incorporated. Mr. Rustand also served as Appointment Secretary and Cabinet Secretary to former US President Gerald Ford.

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

Carl Kleidman was elected as a director in August 2010.  He is the Managing Director of Investments of Vision Capital Advisors LLC, a hedge fund manager with over $750 million of assets under management. Before joining Vision in November 2007, Mr. Kleidman served as a Managing Director at Centrecourt Asset Management from January to November 2007, and at ComVest Investment Partners from 2002 through 2005. He has also served as Head of Investment Banking at Commonwealth Associates and Barington Capital Group, and was a partner at the law firm of Shea and Gould. Mr. Kleidman is a director of Novaray Medical, Inc., a medical imaging company.

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

The current members of the audit committee are Messrs. Peterson,  Fletcher and Kiely, which Mr. Peterson chairs.  As described under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below, Dr. Fletcher and Mr. Kiely are independent directors.  Mr. Kiely qualifies as an audit committee financial expert.

Executive Compensation Committee

The executive compensation committee determines the cash and other incentive compensation, if any, to be paid to MedPro's Chief Executive Officer, evaluates the performance of the Chief Executive Officer, and administers MedPro's 2008 Stock and Incentive Compensation Plan.  The Chief Executive Officer determines the compensation of the other executives and employees under guidelines for incentive compensation approved by the executive compensation committee.  The current members of the executive compensation committee are Messrs.  Rustand, Fletcher and Kiely, which Mr. Kiely chairs.

Nominating and Governance Committee

The nominating and governance committee exercises general oversight with respect to the governance of the board of directors. It reviews and recommends candidates for director, evaluates and recommends governance practices, leads the board performance review, makes recommendations concerning the size and composition of the board, reviews and recommends policies applicable to directors, including compensation and retirement, assesses the independence of directors, recommends membership of board committees, reviews shareholder proposals and makes recommendations of changes to MedPro's Articles of Incorporation and Bylaws.  The current members of the nominating and governance committee are Messrs. Peterson, Rustand, and Kleidman which Mr. Kleidman chairs.

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

Consideration of new board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In general, candidates for nomination to the board are suggested by board members or by officers of MedPro.  MedPro did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating board nominee candidates. The committee will consider candidate proposals by shareholders that comply with the requirements of MedPro's bylaws and will evaluate candidates proposed by shareholders using the same criteria as for other candidates. A shareholder seeking to recommend a prospective nominee for the committee's consideration should submit the candidate's name and qualifications to the Company's Secretary by fax to (859) 225-5347 or by mail to Walter W. Weller, Secretary, MedPro, Inc., 145 Rose Street, Suite 200, Lexington, Kentucky 40507.

Communications with the Board of Directors

Shareholders and other parties interested in communicating directly with the board of directors or individual directors may do so by writing in care of MedPro's Secretary, Walter W. Weller, 145 Rose Street, Lexington, Kentucky 40507, or by fax to (859) 225-5347. The nominating committee is considering procedures for handling correspondence received by MedPro and addressed to the board of directors, or an individual director. The Secretary reviews any correspondence received in this manner to filter advertisements, solicitations, spam and other such items.

Code of Ethics

We have adopted a code of ethics applicable to directors, officers and employees, which is included with our Code of Conduct and is posted on our website at http://www.medprosafetyproducts.com. If we amend or waive any of the provisions of the Code of Conduct applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Conduct. You can request a copy by contacting MedPro's Secretary, Walter W. Weller, 145 Rose Street, Lexington, Kentucky 40507, or by fax to (859) 225-5347.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and people who own more than 10 percent of our common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings other than by Mr. Turner who filed a report after February 14, 2011 to report gift transactions during 2010.

Item 11.     Executive Compensation.

The Summary Compensation Table below shows the compensation earned by our executive officers for the last three fiscal years.

Summary Compensation Table

Name and principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)

W. Craig	2010	$354,489	$253,000	-	-	$32,290	$639,779
Turner,	2009	296,160	75,000	$31,507	-	41,590	444,257
Chairman and	2008	251,206	-	5,103,000	-	285,413	5,639,619
Chief Executive
Officer

Walter W.
Weller,	2010	$311,143	63,550	$90,442	-	$33,553	$498,688
President and	2009	264,408	62,000	49,407	-	41,160	416,975
Chief Operating	2008	204,727	-	5,103,000	-	34,754	5,342,481
Officer

Marc T. Ray,	2010	$229,633	43,050	$90,442	-	40,224	$403,349
Chief Financial	2009	216,715	42,000	49,407	-	38,339	346,461
Officer	2008	179,634	-	1,701,000	-	28,188	1,908,822

(1)
The Executive Compensation Committee awarded Mr. Turner a discretionary bonus on February 2, 2011, based on 2010 performance and in connection with the financing completed in 2010.  The amount of the bonus was not determinable at year end, and the Company did not accrue and charge these expenses until 2011 when all events to determine the amount of the bonus had occurred.

(2)
Represents the aggregate grant date fair value recorded under ASC 718 with respect to stock options awarded to the named executive on August 18, 2008 and May 27, 2009.  The terms of these awards are described under “Stock Option Awards,” below.

(3)	The following table shows the various components of All Other Compensation paid in 2009.

Name	Fee for Personal Guarantee (4)	Profit Sharing Amount	401(k) Match	Group Term Life	Health Savings Account Contribution	Totals

Mr. Turner
2010	—	$17,200	$9,800	$1,290	$4,000	$32,290
2009	—	22,700	13,600	$1,290	4,000	41,590
2008	$250,000	28,954	1,546	913	4,000	285,413

Mr. Weller
2010	—	$20,463	$9,800	$1,290	$2,000	$33,553
2009	—	22,700	15,170	1,290	2,000	41,160
2008	—	28,954	2,762	1,038	2,000	34,754

Mr. Ray
2010	—	$25,134	$9,800	$1,290	$4,000	$40,224
2009	—	22,700	10,349	1,290	4,000	38,339
2008	—	21,781	1,494	913	4,000	28,188
						—

(4)           Mr. Turner received a fee in 2008 for his personal guarantee of our bank indebtedness.

Stock Option Awards

On August 18, 2008, our board of directors adopted the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (the “2008 Plan”) and awarded options to purchase a total of 3,000,000 shares to directors, officers and employees at an exercise price of $1.81 per share.  The exercise price is equal to the per share valuation of our common stock agreed upon with the holders of our Series A Stock in connection with those holders’ purchase of  preferred stock and warrants to purchase common stock for $13 million on December 28, 2007.  The options may be exercised only during the 30-day period ending on January 31, 2013.  If before that date, the recipient terminates service with us or a change of control of our company (as defined in the 2008 Plan) occurs, then the recipient must exercise the options 30 days after the event.

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

On September 29, 2010, the Company awarded nonqualified stock options to purchase a total of 575,500 shares to all employees except the CEO.  The options have an  exercise price is $2.70 per share and a ten year term.  Messrs. Weller and Ray were each awarded options to purchase 150,000 shares.

On February 2, 2011, the Executive Compensation Committee approved awards of service-based and performance-based options to our CEO, Mr. Turner.  On that date, he was granted options to purchase 300,000 options at an exercise price of $2.62 per share, the average of the bid and ask price on the date of grant. Options for 100,000 shares will vest on each of December 31, 2011, 2012 and 2013 if Mr. Turner continues to serve as CEO on each date.  The Committee also approved a second award of options to purchase 300,000 shares upon the achievement of performance goals.  Options for up to 100,000 shares will become exercisable annually if and to the extent that the Company achieves predetermined goals for financial results, business and product development, capital market milestones, and organizational initiatives in each of 2011, 2012, and 2013.   The performance-based options will be granted when the Executive Compensation Committee establishes specific performance criteria. The options approved on February 2, 2011 are not reflected in the 2010 financial statements because they were not approved or granted until 2011.

Employment Agreements

MedPro has entered into employment agreements with its each of its executive officers. Each employment agreement extends for an initial three-year term, subject to automatic one-year extensions thereafter, unless we or the executive provide prior written notice of intent not to renew.  The initial terms of the employment agreements expire on the following dates:

W. Craig Turner	June 30, 2012
Walter W. Weller	September 30, 2012
Marc T. Ray	December 31, 2011
Gregory C. Schupp	April 24,2014
C. Garyen Denning	December 31, 2013

Each of the employment agreements provides that the named executive officer will be paid a base salary and is eligible for a bonus of up to a specific percentage of base salary.  The annual base salaries and maximum bonus percentages for 2011 are currently as follows:

Name	Annual Salary	Maximum Bonus (% of annual salary)
W. Craig Turner	$395,000	100%
Walter W. Weller	315,000	100%
Marc T. Ray	233,000	70%
Gregory Schupp	240,000	70%
C. Garyen Denning	185,000	70%

The board of directors has sole discretion to increase the base salary and determine the amount of and criteria for any bonus for Messrs. Turner and Weller.  Either the board of directors or the CEO can increase the base salary and determine the amount of and criteria for any bonus for the other executive officers, subject to applicable corporate governance requirements of any securities exchange on which our common stock may be listed.

On February 2, 2011, the Executive Compensation Committee increased Mr. Turner’s base compensation to $395,000 per year as of January 1, 2011.  The Committee also determined that beginning in 2011, Mr. Turner’s cash incentive compensation will be based on achievement of specific, measurable annual performance goals as established by the independent members of the Board of Directors at the beginning of each fiscal year.  The goals will include four categories: (1) financial results; (2) business/product development milestones; (3) Capital market milestones; and (4) organizational/talent initiatives.  The payout as a percentage of base compensation will be 50% for achieving a threshold level, 100% for achieving a targeted level, and 150% for achieving a maximum level.

Each of the executives is entitled to participate in our stock option and incentive compensation arrangements for management and in our employee benefit plans, policies and practices on the same terms and conditions as other employees, including vacation and holiday time.  Mr. Schupp’s contract provides for a grant of options to purchase 50,000 shares at market value on the date his employment commences.  These options will vest one year after the date of grant.

Each agreement contains confidentiality, non-solicitation and non-competition covenants.  The executive agrees not to encourage employees to leave the Company, encourage customers to terminate their relationships with the Company, and compete with the Company during his employment and during a restricted period.  For Messrs. Turner and Weller, the restricted period extends for six months after terminating employment.  For the other executives, the restricted period ends on the later of (i) the expiration of the term of his employment agreement or (ii) two years after terminating employment.  Each executive also agrees to maintain the confidentiality of the Company’s information during and after employment with the Company.

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

We have agreed to pay Messrs. Turner and Weller the amount of any state, local or federal tax incurred as a result of payments made to either of them that would not have been imposed but for the occurrence of a change of control.

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

The agreements for Messrs. Turner and Weller provide for them to have the use of a personal assistant.  Mr. Schupp’s contract also provides for aggregate moving expenses, relocation costs, transportation costs and temporary living expenses of $42,000.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the stock options currently held by the named executives. We have not awarded restricted stock to our executives.

	Option Awards
(a)	(b)	(c)	(d)	(e)		(f)
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Shares, Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)		Option Expiration Date

W. Craig Turner 8/19/08 5/27/09	- 25,974	1,050,000 -	n/a n/a	$1.81 4.24	(1)	1/31/13 5/27/14	(2)

Walter W. Weller 8/19/08 5/27/09 9/29/10	- 25,974 150,000	1,050,000 - -	n/a n/a n/a	1.81 3.85 2.70	(1)	1/31/13 5/27/19 9/29/20	(2)

Marc T. Ray 8/19/08 5/27/09 9/29/10	- 25,974 150,000	350,000 - -	n/a n/a n/a	1.81 3.85 2.70	(1)	1/31/13 5/24/19 9/29/20	(2)

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

Option Exercises and Stock Vested

No options were exercised and no stock awards vested during 2010.

Director Compensation

None of MedPro’s directors other than executive officers received cash compensation for service as a director during 2010.  Messrs. Peterson and Rustand were each awarded options to purchase 100,000 shares on August 18, 2008, on the terms described under “Stock Option Awards,” above.  Amounts paid to Messrs. Turner and Weller were included in the Summary Compensation Table.  On August 24, 2009, Messrs. Fletcher and Kiely were each awarded 50,000 share options each at the same exercise price and on the same terms as the options awarded to Messrs. Peterson and Rustand on August 18, 2008.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 28, 2011, by:

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

	Shares Beneficially Owned (1)
Name	Number of Shares	Percentage of class (2)

W. Craig Turner (3)	4,685,462	35.8%

Vision Opportunity Master Fund, Ltd. (4)	1,653,679	12.7

Vision Capital Advantage Fund LLC (5)	1,401,590	9.9

Gary A. Peterson (6)	966,850	7.4

Baton Development (6)	834,989	6.4

Warren Rustand (7)	243,658	1.9

Walter W. Weller	345,047	2.6

Marc T. Ray	222,724	1.7

Ernest L. Fletcher	14,000	*

W. Leo Kiely III	0	—

Executive officers and directors as a group (7 persons)	6,477,741	47.8

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

(2)           Percentages are based upon 13,048,126 outstanding shares.  Shares underlying currently exercisable warrants and convertible preferred shares are deemed outstanding for determining the ownership percentage solely of the holder.

(3)           Business address is 145 Rose Street, Lexington, Kentucky 40507.

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

(6)           Mr. Peterson is the CEO of Baton Development. Business address is 10040 East Happy Valley Road # 37, Scottsdale, Arizona 85255.

(7)           Includes currently exercisable warrants for 131,023 shares.

The following table shows as of February 28, 2011, the ownership of our common stock by our directors and officers as a group, the Series A Stockholders, and our non-affiliate shareholders upon completion of the merger with DRSV and assuming the conversion of all of the Series A Stock and the exercise of all warrants and options for cash.

Shareholder	Common Shares	Price Per Share (1)	Aggregate Exercise Price	Percentage of Common Stock

As of February28, 2011
Directors and executive officers of MedPro	6,075,902			46.6%
Other non-affiliate shareholders	5,032,455			38.5%
Preferred shareholders	1,939,769			14.9%
TOTAL	13,048,126			100.0%

Assuming conversion of all preferred stock and exercise of all warrants and stock options for cash

Directors and executive officers of MedPro
Common stock	6,075,902			12.5%
Other warrants	131,023	$1.81	$237,152	0.3%
Options (2)	3,127,922	$1.95	6,097,500	6.5%
SGPF earnout shares (3)	690,608			1.4%
				20.7%

Non-affiliate shareholders
Common stock	5,032,455			10.4%
Other warrants	577,435	$2.09	1,208,657	1.2%
Employee options (2)	780,549	$2.52	1,964,837	1.6%
				13.2%

Preferred shareholders
Common stock	1,939,769			4.0%
Series A Stock	6,668,229			13.7%
Series B Stock (4)	5,975,116			12.3%
Series C Stock (5)	15,715,230			32.4%
A Warrants	512,941	$1.81	928,423	1.1%
B Warrants	512,941	$1.99	1,020,753	1.1%
Warrants issued with debt (6)	741,672	$3.44	2,550,016	1.5%
				66.1%
TOTALS	48,481,792		$14,007,338	100.0%

(1)	Represents either the conversion price of the preferred stock, or the exercise price of the warrants or options, as applicable on an average basis.
(2)	Weighted average exercise price of options awarded in 2008, 2009 and 2010. See Item 11 Executive Compensation – Stock Option Awards and Note 12 of Notes to Financial Statements.
(3)	Issuable if revenue received on products based on acquired technology exceeds $5,000,000.
(4)	Represents the common shares issuable upon the conversion of the 1,493,779 shares of Series B Stock
(5)	Represents the common shares issuable upon the conversion of the 1,571,523 Series C Stock.
(6)	The Company issued warrants with interim financing provided in 2010 by VOMF. The debt was repaid in September 2010.

Equity Compensation Plan Information

The following table provides information with respect to our equity compensation plans as of December 31, 2010:

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,908,471	$2.06	3,591,529

Equity compensation plans not approved by security holders	0	0	0

Total	3,908,471	$2.06	3,591,529

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is currently composed of seven members. Two of our directors, Mr. Kiely and Dr. Fletcher, are independent under the definition of the NASDAQ Stock Exchange. Messrs Turner and Weller are officers and employees. SC Capital, for which Mr. Rustand is a Managing Director, received cash and equity compensation for financial services provided in connection with the merger, the private placement and the Senior Notes issued in 2010.  It also receives a fee under an advisory services agreement described above.  Mr. Peterson has provided consulting services to us, and Baton Development, an entity controlled by Mr. Peterson, has been a party to transactions with our predecessor described above.  Mr. Turner currently serves as Chairman of the Board of Directors.  Mr. Carl Kleidman, a new Director elected in August 2010, is the Managing Director of Investments of Vision Capital Advisors, LLC.

Certain Relationships and Related Transactions

The following section describes transactions between MedPro and its directors, executive officers and their affiliates since January 1, 2009.

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

As a result of its exercise of the option, MedPro assumed the obligation to pay the six quarterly patent transfer payments of $250,000 then remaining, or a total of $1,500,000.   These payments totaled $1,250,000   in 2009, and the final payment of $250,000 was made in 2010.

Ongoing Relationships

Lease

We have leased our office and storage facility in Lexington, Kentucky, under a non-cancelable operating lease. The lease runs through 2012 at a monthly rent of $6,975, with an option for two five-year extension options. The lessor is a partnership in which MedPro’s Chairman and CEO holds an interest.

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

In March 2008, we entered into a financial advisory agreement with SC Capital. SC Capital has agreed to provide us with advisory services, finder services, merger and acquisition services and strategic alliances services.  On January 11, 2010, we signed a new agreement with SC Capital on substantially similar terms.  The current contract has an initial 24 month term and may continue on a month to month basis until terminated by 30 day notice.

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

During 2009 we paid SC Capital a financing fee of $240,000, equal to 8% of the $3,000,000 received in connection with the March 24, 2009 exchange of warrants for Series “C” Preferred Stock with VCAF and VMOF.  During 2010, we paid SC Capital $600,000 in fees in connection with our issuance of $30,000,000 of Notes.

Other Transactions in Which Related Parties Have an Interest

In 2009, we paid Mr. Turner $87,500 and Mr. Weller $45,833 for management services, which amounts had been accrued and recorded in our 2007 financial statements.  Mr. Weller also received payments totaling $66,576 in 2009 for unpaid compensation owed for years before 2007.

C. Garyen Denning, MedPro’s Executive Vice President, is the son-in-law of W. Craig Turner, our Chairman.  Mr. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $149,963 during 2010.

Bethany Denning, MedPro’s Director of Human Resources, is the husband of C. Garyen Denning, our Executive Vice President and the daughter of W. Craig Turner, our Chairman.  Ms. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $101,292 during 2010.

2010 VOMF Bridge Loans

During 2010, MedPro borrowed a total of $2,800,000 from VOMF under the terms of a series of short-term bridge loans to MedPro with additional financial flexibility.  The annual interest rate on these loans was 6%.

Under the terms of the financing agreements, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request.  Other covenants provided that without the written consent of VOMF, we would not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens.  We also agreed not to sell any of our properties, assets and rights including, without limitation, our software and intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF.

In consideration of these loans, we issued to VOMF warrants to purchase shares of our common stock at either $4.00 or $3.00 per share.  Each warrant has a five-year term.  Each warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at either a price per share less than the warrant exercise price (or the adjusted price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 were paid in full on September 1, 2010.  The following table shows the dates and amounts of the VOMF bridge loans and information about the related warrants.

Date	Loan Amount	Loan Interest Rate	Warrants	Warrant Price
2/26/10	$850,000	6%	212,500	$4.00
3/31/10	450,000	6%	112,500	$4.00
4/30/10	250,000	7%	208,334	$3.00
6/3/10	300,000	7%	50,001	$3.00
6/30/10	450,000	7%	75,002	$3.00
8/5/10	500,000	7%	83,335	$3.00
	$2,800,000		741,672

Item 14.     Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Rodefer Moss & Co, PLLC for the audit of the company’s annual financial statements for 2010 and 2009 and fees billed for other services rendered by Rodefer Moss & Co, PLLC.

	2010	2009
Audit fees	$92,000	$88,000
Audit-related fees	34,683	32,211
Audit and audit-related fees	126,683	120,211
Tax fees	—	—
All other fees	300	—
Total fees	$126,983	$120,211

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

The following financial statements of the company are included at the end of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the Years Ended December 31, 2010 and 2009
Statements of Shareholders' Equity/ (Deficiency) for the Years Ended December 31, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Financial Statements

(b)	Financial Statement Schedules

Not applicable.

(c)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).

3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).

4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).

4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).

4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).

4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).

4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)

4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).

4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).

4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).

4.9	Form of Common Stock Purchase Warrant for 2010 issuances to Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010)

10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).

10.3	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).

10.4	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).

10.5
Financial Advisory Agreement dated January 11, 2010, between MedPro Safety Products, Inc and SC Capital Partners LLC. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 15, 2010).

10.6
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.7
Purchase and Sale Agreement dated as of September 1, 2010, between MedPro Investments, LLC, and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 15, 2010).

10.8
Pledge and Security Agreement made by MedPro Safety Products, Inc. to U.S. Bank National Association, as Trustee, dated as of September 1, 2010 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 15, 2010).

10.9
Indenture dated as of September 1, 2010, by and between MedPro Investments, LLC, as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.9  to Form 10-Q filed on November 15, 2010).

10.10
Continuing Unconditional Guarantee, dated as of September 1, 2010, is made by MedPro Safety Products, Inc., to U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 15, 2010).

10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).

10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).

10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).

	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).

	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).

	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).

*	10.17	Employment Agreement with Gregory C. Schupp.

*	10.18	Employment Agreement with C. Garyen Denning.

*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)

*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)

*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on March 29, 2011.
MEDPRO SAFETY PRODUCTS, INC.

By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer,
Chairman of the Board of Directors

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Craig Turner	Chief Executive Officer, Chairman of the Board of Directors	March 29, 2011
W. Craig Turner	(Principal Executive Officer)

/s/ Marc T. Ray	Vice President Finance, Chief Financial Officer	March 29, 2011
Marc T. Ray	(Principal Financial and Accounting Officer)

/s/ Walter W. Weller	President, Chief Operating Officer, Director	March 29, 2011
Walter W. Weller

/s/ Gary A. Peterson	Director	March 29, 2011
Gary A. Peterson

/s/ Walter Rustand	Director	March 29, 2011
Warren Rustand

/s/ Ernest L. Fletcher	Director	March 29, 2011
Ernest L. Fletcher

/s/ W. Leo Kiely III	Director	March 29, 2011
W. Leo Kiely III

/s/ Carl Kleidman	Director	March 29, 2011
Carl Kleidman

INDEX TO FINANCIAL STATEMENTS

MedPro Safety Products, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of MedPro Safety Products, Inc.:

We have audited the accompanying balance sheets of MedPro Safety Products, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity/ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedPro Safety Products, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co., PLLC

Knoxville, Tennessee
March 23, 2011

MedPro Safety Products, Inc.
Balance Sheets
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$8,315,644	$4,072,443
Restricted cash	3,864,411	-
Accounts receivable, net	179,107	-
Inventory	-	247,981
Accrued interest income	3,898	18,694
Prepaid expenses and other current assets	29,368	20,414
Prepaid investor relations costs	-	1,634
Escrowed Senior Note Funds	7,870,000	-

Total current assets	20,262,428	4,361,166

Property and Equipment
Equipment and tooling	887,607	1,042,869
Leasehold improvements	240,411	192,377
Computers, network and phones	210,816	197,574
Furniture and fixtures	117,896	118,019
Trade show booth	7,341	7,341

	1,464,071	1,558,180

Less: accumulated depreciation	422,586	252,966

Property and equipment, net	1,041,485	1,305,214

Other Assets
Intangible assets	8,317,810	9,067,457
Recoupable royalties – Visual Connections – Wing	100,000	-
Deferred financing costs	1,887,210	55,718

Total other assets	10,305,020	9,123,175

Total assets	$31,608,933	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICENCY)
Current Liabilities
Accounts payable and accrued expenses	$762,523	$406,121
Accrued interest payable	700,000	10,674
Current portion of long term debt	-	3,413,533
Derivative liabilities – fair value of warrants	1,157,823	-
Current portion of technology transfer payments - Visual Connections, Inc.	-	250,000

Total current liabilities	2,620,346	4 080 328

Long-Term Liabilities
Notes payable - long term portion	30,000,000	694 444

	30,000,000	694 444

Total liabilities	32,620,346	4 774 772

Shareholders’ Equity / (Deficiency)
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred
6,668,229 shares issued and outstanding. Liquidation preference $1,820,829 and $1,215,544, respectively	66,682	66,682
Series B Preferred
1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred
1,571,523 and 0 shares issued and outstanding, respectively	15,715	15,715
Common stock
$.001 par value; 90,000,000 shares authorized; 13,091,507 and 13,215,311 shares issued and outstanding, respectively.	13,092	13,215
Additional paid-in capital	72,075,435	67,410,070
Unearned share-based compensation	-	(167,600)
Treasury stock (105,080 common shares)	(731,194)	(386,370)
Accumulated deficit	(72,466,080)	(56,951,866)

Total shareholders’ equity / (deficiency)	(1,011,413)	10,014,783

Total liabilities and shareholders’ equity	$31,608,933	$14,789,555

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009

Revenues
Product royalty income	$150,000
Needlyzer sales	-	$5,388
Automation services	-	12,045
Total revenue	150,000	17,433
Cost of revenue	832,235	11,679
Gross profit/(loss)	(682,235)	5,754

Operating Expenses
Salaries, wages, and payroll taxes	6,708,668	9,229,378
Qualified profit sharing plan	221,075	195,656
Advertising and promotion	260,665	386,480
Product development costs	864,787	876,052
Professional and insurance	1,839,491	1,333,774
General and administrative	366,584	354,366
Travel and entertainment	429,455	458,279
Settlement of royalty dispute	600,000	-
Write downs of abandoned equipment and technology	696,331	2,892
Depreciation and amortization	382,817	191,112

Total operating expenses	12,369,873	13,027,989

Loss from operations	(13,052,108)	(13,022,235)
Other Income (Expenses)
Interest expense	(2,168,681)	(250,546)
Interest income	19,910	45,869
Change in fair value of derivative liabilities	(313,335)	21,603,185

Total other income (expenses)	(2,462,106)	21,398,508
Provision for income taxes	-	-

Net income /(loss)	$(15,514,214)	$8,376,273
Net earnings /(loss) per common share

Basic net earnings /(loss) per share	$(1,18)	$0.63

Fully diluted net earnings /(loss) per share	$-	$0.20
Shares used in computing earnings per share

Weighted average number of shares outstanding - basic	13,163,332	13,296,075

Weighted average number of shares outstanding - diluted	-	42,170,030

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency

Balance, January 1, 2009	13,320,366	$13,320	8,162,008	$81,619	$(21,885)	$37,346,609	$(65,328,139)
Series C convertible preferred shares issued for cash and exchange of warrants, net of issuance costs of $240,000 (fractional shares issued in common stock)	25	-	1,571,523	15,715	-	20,645,414	-
Share based vendor compensation	-	-	-	-	(145,715)	145,715	-
Earned portion of employee and director options	-	-	-	-	-	7,374,450	-
Write off balance of derivative liability	-	-	-	-	-	1,897,882	-
Purchase of treasury stock	(105,080)	(105)	-	-	-	-	-
Net income through December 31, 2009	-	-	-	-	-	-	8,376,273
Balance December 31, 2009	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,410,070	$(56,951,866)
Earned portion of share based compensation	-	-	-	-	-	4,824,853	-
Earned portion of vendor share based compensation	-	-	-	-	167,600	-	-
Derivative liabilities - warrants issued with debt	-	-	-	-	-	(844,488)	-
Derivative liability discount accretion	-	-	-	-	-	685,000	-
Purchase of treasury stock	(123,804)	(123)	-	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(15,514,214)
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$-	$72,075,435	$(72,466,080)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities
Net income (loss)	$(15,514,214)	$8,376,273
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	169,808	149,340
Amortization of financing costs	767,005	41,772
Debt discount accretion	685,000
Write off of prepaid automation	-	2,892
Write down of inventory	266,085
Loss on abandonment of equipment	696,331
Share based compensation	4,992,454	7,282,507
Change in fair value of warrant (derivative liabilities)	313,335	(21,511,242)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(164,311)	(18,625)
Inventory	(18,104)	40,433
Other current assets	(7,320)	668,541
Accounts payable and accrued expenses	356,404	144,796
Accrued interest payable	689,326	(23,602)
Deferred revenue	-	(464,900)
Net cash flows from operating activities	(6,768,201)	(5,311,815)
Cash Flows From Investing Activities
Purchase of property, equipment and intangible	(2,451,261)	(480,865)
Restricted cash, net of releases of $635,589	(3,864,411)
Prepaid royalties	(100,000)	-
Net cash flows from investing activities	(6,415,672)	(480,865)
Cash Flows From Financing Activities
Payments on note - technology transfer payments	(250,000)	(2,000,000)
Proceeds from bank borrowings	-	1,500,000
Repayments on bank borrowings	(4,107,977)	(3,262,119)
Proceeds from notes payable to and advances from shareholders	2,800,000	208
Payments on notes payable to and advances from shareholders	(2,800,000)	(383,333)
Net cash from issuance of preferred shares	-	2,760,000
Cash from issuance of notes	30,000,000	-
Escrowed Senior Note Funds	(7,870,000)	-
Purchase of treasury stock	(344,949)	(386,476)
Net cash flows from financing activities	17,427,074	(1,771,720)
Net increase / (decrease) in cash	4,243,201	(7,564,400)
Cash at the beginning of the period	4,072,443	11,636,843
Cash at the end of the period	$8,315,644	$4,072,443
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$794,355	$277,324
Non-cash proceeds from issuance of Series C preferred shares – derivative liability exchanged for Shares		$17,901,129

See notes to financial statements.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS

Nature of Business – MedPro Safety Products, Inc. (“MedPro” or “the Company”) is a medical device company that develops and acquires safety products that include technology designed to prevent needlestick injuries. A needlestick is a skin puncture by a hypodermic needle, syringe, or other sharp. Injury by a non-sterile device can expose the harmed individual to bloodborne pathogens. MedPro focuses on devices with passive safety features that deploy with little or no effort by the user. The Company is developing seven novel safety products that target four key segments within the medical device industry, including a diabetic pen needle, traditional (2 models) and prefilled syringes for medication delivery, as well as tube holders and collection sets (3 models) for blood collection (phlebotomy). MedPro plans to commercialize these products through global distribution partners.

The Company estimates that the total global market addressed by its present product portfolio could exceed $6 billion. MedPro has a distribution agreement with a global distribution partner for three of its products, including two models of the passive safety blood collection system, which differ in the way that the safety system engages, as well as a winged safety blood collection set, a collection and infusion system.  Additionally, MedPro and a European manufacturer have signed a Joint Development Agreement to develop and commercialize a prefilled safety syringe, which the Company expects to launch in fiscal 2012. MedPro has headquarters in Lexington, Kentucky, and is traded on the OTC Bulletin Board (OTC.BB) as “MPSP.”

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

Revenues and Costs Recognition –  Revenues in 2010 were derived from royalties on our blood collection products pursuant to our minimum volume contract.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.  The Company began receiving revenue from its tube-activated blood collection device during the fourth quarter of 2010. The Company completed its ISO 13485 Quality Plan and Registration process in 2008 and a large validation and verification build of the tube-activated product in 2009.  One more validation and verification build of the tube-activated product occurred in  2010.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  Allowance for doubtful accounts was $0 and $21,225 at December 31, 2010 and 2009, respectively.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory – Inventory at December 31, 2009 consisted primarily of Needlyzer™ devices, which were carried at the lower of cost or market value on a first-in first-out basis.  Finished Needlzer™ inventory and the remaining raw materials inventory associated with our blood collection devices was written off during the year ended December 31, 2010.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization for assets placed in service is provided using the straight line method over their estimated useful lives.  The cost of normal maintenance and repairs is charged against earnings.  Expenditures which significantly increase asset values or extend useful lives are capitalized.  The gain or loss on the disposition of property and equipment is recorded in the year of disposition.  In 2010, management elected to abandon approximately $500,000 for the Key-Lok™ assembly and manufacturing equipment.

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  During 2010 we recorded an impairment charge on our Key-Lok™ technology of $195,649.   The Key-Lok™ intellectual property is still in the process of being evaluated for reintroduction into the marketplace.  Amortization of the Vacumate technology began in December 2009 when products were shipped for human use evaluation by our customer.  Management believes that future revenue from an existing minimum volume contract for this product insures that the carrying value of this asset is not impaired.

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the years ended December 31, 2010 and 2009, have been expensed.

Advertising – Advertising costs are expensed as incurred.  The Company incurred $260,665 and $386,480 of such costs during the years ended December 31, 2010 and 2009, respectively.

Income Taxes –Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Cash and Cash Equivalents – For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Concentration of Credit Risk – From time to time during the years ended December 31, 2010 and 2009, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

Recent Accounting Pronouncements

Not Yet Adopted

In October 2009, the FASB issued new accounting guidance (Accounting Standards Update (ASU), 2009-13) related to revenue arrangements with multiple deliverables, Revenue Recognition (“Topic 605-25-65-1”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force, that provides principles for allocation of consideration among an arrangement's multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.  The Company does not expect a material impact on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We are currently evaluating the impact of implementing this new disclosure requirement on our financial statements.  The Company does not expect a material impact on its financial statements.

In 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  It is effective for fiscal years beginning after December 15, 2010.  Essentially the FASB is requiring testing be performed at the Reporting Unit level with zero or negative carrying amounts.  For goodwill and other intangible assets, testing for impairment is a two-step test.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The effect will potentially be an impairment of goodwill or other intangibles will be required to be reported sooner than under current standards.  We are currently evaluating the impact of implementing this new disclosure requirement on our financial statements.  The Company does not expect a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-17 Revenue Recognition—Milestone Method (Topic 605). The update is intended to assist with the definition of a milestone event and determining when the application of milestone revenue recognition in connection with revenue recognition for research and development transaction. Disclosures will include the description of the milestone payment arrangement, a description of each milestone and the related payment or contingent payment, a determination whether the milestones are substantive, the factors considered in making the determination of the substantive nature of the milestones and the amount of revenue recognized during the period related to the milestone or milestones.  The standard is effective for fiscal years beginning on or after June 15, 2010.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

We are currently evaluating the impact of implementing this new disclosure requirement on our financial statements.  The Company does not expect a material impact on its financial statements.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

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
DECEMBER 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – (Continued)

In January 2010, FASB 2010-06, Fair Value Measurements and Disclosures (Topic 820) No. 2010-06 Improving Disclosures about Fair Value Measurements was issued.  It is effective for reporting periods beginning after December 15, 2009.  The standard is intended to improve disclosure requirements related to Fair Value Measurements and Disclosures—Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements.  Its main provisions deal with transfers in and out of Levels 1 and 2 fair value measurements and a description of the justification for these transfers.  It also requires disclosure of Level 3 fair value measurements on a gross rather than a net basis.  Disclosures should include information about purchases, sales, issuances and settlements observed for fair value measurement when Level 1 and 2 inputs are not available.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.   It was effective for fiscal years beginning on or before June 15, 2010.  The guidance addresses accounting for multiple-deliverable arrangements.  It is intended to enable vendors to account for products or services (deliverables) separately rather than as a combined unit when offering multiple products or services to their customers.  The various deliverables may be provided over the term of the contract.  This Standard has been adopted by MedPro but we currently do not have any multiple deliverable contracts that have not been substantially performed or we have contracts that call for prerequisites to getting a product to marketing stage as a minimum requirement for sales or royalties to be paid by the customer.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications
Certain amounts in the 2009 financial statements have been reclassified to conform to the classifications used to prepare the 2010 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING

On December 28, 2007, the Company completed a reverse merger with Dentalserv.com (“DRSV”), a Nevada corporation with nominal assets and no active business whose shares were registered under the Securities Exchange Act, resulting in MedPro becoming a public company.  The reverse merger was a condition to a concurrent $13 million investment by Vision Opportunity Master Fund, Ltd. (“VOMF”) and three Sands Brothers Venture Capital Funds (“Sands Funds”) under the terms of the preferred stock purchase agreement among MedPro and those purchasers.

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

VOMF purchased 5,129,407 preferred shares and related warrants for $12,000,000 in cash and 1,025,881 preferred shares and related warrants. The Sands Funds purchased the remaining preferred shares and warrants for a total of $1,000,000 in cash.

VOMF and the Sands Funds were issued one Series “A” warrant and one Series “B” warrant for each share of preferred stock they purchased.  Both the “A” and “B” Warrants have a five-year term expiring on December 28, 2012.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING - (Continued)

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

In addition, for advisory services provided by SC Capital Partners, LLC in connection with the transactions, we issued 593,931 common shares and a warrant to purchase 533,458 common shares and paid a cash fee based on 8% of the $13,000,000 capital raised.  The warrant is exercisable for $1.81 per share.

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

We originally recorded warrants issued in connection with the sale of our Series A preferred stock as equity, and the value of the warrants was reflected in Additional Paid in Capital based on a Black-Scholes formula calculation. Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, EITF 07-05 (now codified as FASB ASC 815) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments. See Note 12 for a full discussion of our outstanding warrants and the recording of derivative liabilities.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING - (Continued)

From February through August in 2010, the Company borrowed various amounts ultimately totaling $2,800,000 from VOMF at 6 and 7%.  The fist $1,300,000 of loans were at 6% and the remaining $1,500,000 were at 7%.  In connection with the interim financing, VOMF was issued warrants at $4 and $3 per share.  A total of 741,670 warrants were issued to VOMF, each exercisable for one share of common stock.  The warrants have a five year term from the date of issue and are exercisable on a cashless basis after one year.  The warrants have down round protection and full ratchet provisions.  As a result of these features, the Company recorded discount accretion of $685,000 and recorded derivative liabilities on the warrants.  See Note 12 for details on the valuation of the various warrants.

In September 2010, the Company formed a wholly owned subsidiary MedPro Investments, LLC (“MPI”), which issued Senior Secured 14% Notes due 2016 in the aggregate principal amount of $30 million in private placements to institutional investors on September 1 and October 1, 2010.  MPI is a single member Delaware limited liability company whose accounts are included with MedPro for financial statement purposes and is disregarded for tax purposes.  In connection with the Note issuance, MedPro transferred the rights to receive all royalties under the GBO agreement to MPI.  All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the Notes. The Company received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve and paying offering expenses.  The Company used the net proceeds from the sale of the Notes to pay off all of our bank debt and all principal and accrued interest on bridge loans made in 2010 by VOMF, which together totaled $4,360,000.

NOTE 4 – INVENTORY

The Company’s 2009 inventory consisted primarily of the Needlyzer product less an amount necessary to adjust the inventory to its estimated net realizable value less all applicable disposition costs.  In the fourth quarter of 2010, MedPro wrote off the remaining inventory and made arrangements for these devices to be disposed of in early 2011.  The entire inventory, which included a modest amount of raw materials on our blood collection products, was written off in 2010.  The write off expense of $247,981 was reflected in cost of revenue.

NOTE 5 – NOTES PAYABLE TO/FROM AND ADVANCES TO/FROM SHAREHOLDERS

Notes payable to or from and advances to or from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control. They are comprised of the following:

	2010	2009
Short term advances with no stated terms settled in the ordinary course of business included in accounts payable	$1,038	$49,742
Due from employees	$386	$-
Due from employee owned entities	66	-
Reflected in accounts receivable	$452	$-

Short term advance in 2010 included $1,000 due to SC Capital for third party provider expenses and $38 due an employee for expense reports at year end.  The amounts due from employees represent charges on the Company credit card for personal shipping or other expenses.  The amounts due from employee owned entities are also unreimbursed charges on the Company credit card.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 – NOTES PAYABLE TO/FROM AND ADVANCES TO/FROM SHAREHOLDERS – (Continued)

Short term advances consisted of $49,742 for December 31, 2009, which were due to various related parties including a company controlled by our Chairman for charter air services, unpaid expense reports submitted after yearend totaling $35,550.  An additional $3,635 of expense reports due to our Chief Operating Officer and an employee were part of the year-end short term advances.  Finally, the Company owed SC Capital $10,557 for travel expenses incurred in 2009 but billed in 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

In March 2008, we entered into a financial advisory agreement with SC Capital. SC Capital has agreed to provide us with advisory services, finder services, merger and acquisition services and strategic alliances services.  On January 11, 2010, we signed a new agreement with SC Capital on substantially similar terms.  The current contract has an initial 24 month term and may continue on a month to month basis until terminated by 30 day notice.

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

During 2009 we paid SC Capital a financing fee of $240,000, equal to 8% of the $3,000,000 received in connection with the March 24, 2009 exchange of warrants for Series “C” Preferred Stock with VCAF and VMOF.  During 2010, we paid SC Capital $600,000 in fees in connection with our issuance of $30,000,000 of Notes.

During 2010, MedPro borrowed a total of $2,800,000 from VOMF under the terms of a series of short-term bridge loans to MedPro with additional financial flexibility.  The annual interest rate on these loans was 6%. Under the terms of the financing agreements, we agreed to add a representative of VOMF to our board of directors upon VOMF’s request.  Other covenants provided that without the written consent of VOMF, we would not guarantee or incur additional indebtedness in excess of $100,000, other than trade accounts payable incurred in the ordinary course of business, refinancing of current indebtedness, and financing secured by purchase money liens, liens on equipment and other permitted liens.  We also agreed not to sell any of our properties, assets and rights including, without limitation, our software and intellectual property, to any person except for sales to customers in the ordinary course of business; or with the prior written consent of VOMF. The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 were paid in full on September 1, 2010.

In consideration of these loans, we issued to VOMF warrants to purchase 416,672 shares of our common stock $3.00 per share and 325,000 shares of our common stock at $4.00 per share.  Each warrant has a five-year term.  Each warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at either a price per share less than the warrant exercise price (or the adjusted price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – RELATED PARTY TRANSACTIONS – (Continued)

MedPro has entered into a Technology Development and Option Agreement with a limited liability company owned by the Company’s Chairman, which is described in Note 7.

During 2010, the Company leased its office and storage facility in Lexington, Kentucky from a company owned by the Company’s Chairman, which is described in Note 11.

NOTE 7 – INTANGIBLE ASSETS

The first technology acquired from Visual Connections, Inc. was pursuant to a contract entered into by Vacumate, LLC on April 9, 2004.  Vacumate, LLC later merged into the Company.  Medpro paid acquisition and capitalized costs of $2,525,425 for the Vacumate technology.

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

On September 30, 2008, MedPro exercised the option to purchase the Blunt technology.  The purchase price was $3,345,000 payable in cash and the contingent issuance of 690,608 shares of our common stock.  MedPro paid the cash portion of the purchase price in full by October 2008.  The share-based component of the purchase price is due upon the collection of $5,000,000 in sales revenue from the products, the sale or license of all or part of the product to a third party or the change in control of MedPro. The purchase price and share component of the agreement were renegotiated in September in connection with the commitment by VOMF and VCAF to exercise the J warrants for $13 million in cash. We assumed the remaining $1,500,000 of patent payments that were due after the time we exercised our option, which were paid in full in 2009.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – INTANGIBLE ASSETS – (Continued)

In June 2008, MedPro entered into an agreement with Visual Connections, Inc. and its controlling shareholder to acquire the patents, patent applications and related rights to the technology underlying our winged safety blood collection set.  Visual Connections transferred its interest to us upon execution of the agreement, and we paid an initial transfer payment of $250,000 shortly after we entered into our agreement with a customer for the production and distribution of the product.  We also paid transfer payments totaling $1,250,000 in five quarterly installments beginning in October 2008, and agreed to pay a royalty of 4% of the adjusted gross sales of the product.  The agreement also grants MedPro a right of first refusal to negotiate an agreement for the rights to commercialize any additional Visual Connections products in the future.

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit, commercially, certain medical devices. These various patents include the skin and tube- activated blood collection devices with a cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  In 2010, the Company has written the Key-Lok™ patent down to 50% of the $489,122 original cost.

Amortization expense was $767,006 which included amortization of $553,998 for the intellectual property included in cost of revenue and the  charge off of the remaining prepaid loan fees of $55,717.  Loan fee amortization on the 2010 Senior Note loan fees was $157,291.  The Company recorded a loss on write down of the Key-Lok intellectual property of $195,648 resulting in a combined charge off of 50% of the original cost as of December 31, 2010.  Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2011	$2,216,475
2012	2,216,475
2013	2,156,412
2014	2,002,149
2015	1,356,638
After 12/31/15	256,871

NOTE 8 – LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Payable to Fifth Third Bank, Term Loan, interest payable at prime plus 2%, monthly principal payments of $138,889 beginning June 2008, maturing August 1, 2011, collateralized by an assignment of intellectual properties	$-	$2,361,111

Payable to Traditional Bank, Term Note, Interest at 3.65%, payable on March 31, 2010, fully collateralized by certificates of deposit at 1.65%	-	1,500,000

Payable to Whitaker Bank, Draw Loan, interest payable at 7.5% monthly payments of principal and interest of $10,000 due through July 23, 2010, secured by certain inventory of the Company and personally guaranteed by the Company’s Chairman, CFO and two other shareholders	-	246,866

Senior Notes Payable, Interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	30,000,000	-
	30,000,000	4,107,977

Less: current portion	-	3,413,533

Long-term portion	$30,000,000	$694,444

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 – LONG-TERM DEBT – (Continued)

The Company issued $30,000,000 of Senior Secured 14% Notes due 2016 in two tranches on September 1 and October 1, 2010.  Gross proceeds from the issuance of the Notes were reduced by $2,044,500 of issuance costs, $121,000 of legal fees for the investors and the trustee, $4,500,000 of funds held in reserve to pay interest during the ramp up of royalty income, and $7,870,000 set aside in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  FDA clearance on the Wing device was received in November 2010, and the Company received the $7,870,000  plus interest on January 30, 2011.

The interest reserve is intended to be used to supplement the revenues received from royalties on the blood collection devices under our minimum volume contracts.  The first payment on the notes of $630,000 was paid on October 30, 2010.  Royalty revenues received under the GBO agreement are deposited into a collection account held by the trustee, and these funds are supplemented from the interest reserve as necessary to complete the scheduled payments on the Notes.  The next four quarterly payments are scheduled to be $1,050,000 per quarter.  The balance in the interest reserve account at December 31, 2010 was $3,864,411, which is less than the total amount of payments due in the next twelve months.  Accordingly, the Company classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the GBO agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes.  Payments of principal and interest to the Noteholders are guaranteed by the Company.

All of the Company’s bank debt was paid off in September 2010 from the proceeds of the issuance of the Notes.  The Notes indenture limits the debt the Company can incur while the Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt.

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,

2011	$-
2012	-
2013	5,606,029
2014	7,957,317
2015	13,254,329
After 2015	3,182,325

Total	$30,000,000

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,230 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”) and 1,571,523 are designated as Series C Convertible Preferred (“Series C Stock”) during 2009.

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at the end of each of the last two fiscal years:

	Shares outstanding at December 31,
	2010	2009

Common stock	13,091,507	13,215,311
Series A Preferred	6,668,229	6,668,229
Series B Preferred	1,493,779	1,493,779
Series C Preferred	1,571,523	1,571,523

Common stock underlying outstanding stock purchase warrants	2,476,012	1,734,340

In the private placement to four investment funds completed on December 28, 2007, and described in Note 3, MedPro issued a total of 6,668,229 shares of Series A Stock and warrants to purchase a total of 25,286,692 shares of common stock.

The Company’s original four Series A Stockholders were issued one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of preferred stock they purchased.  In addition, for making a total investment of at least $5 million, VOMF also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of preferred stock it purchased on December 27, 2007.  See Note 12 for a description of the rights of the four series of warrants issued with the Series A Stock and the valuation of these warrants pursuant to the Black-Scholes method.

On August 18, 2008, VOMF, then the sole holder of J warrants, and the Company amended the J warrants to give VOMF the right to purchase 1,493,779 shares of newly designated Series B Convertible Preferred Stock at purchase price of $8.72.  The J warrants originally had given the holder the right to purchase 5,975,116 shares of common stock at a purchase price of $2.18.  Each share of Series B Stock is convertible into four shares of common stock.

VOMF transferred a portion of its common stock, Series A and Series B Preferred Stock and Series A, B, J and C warrants to VCAF, an affiliate, in August 2008.  During September and October 2008, VOMF and VCAF exercised all of the outstanding J warrants, purchasing 1,493,779 shares of Series B Stock for cash totaling $13,025,753.

On March 24, 2009, VOMF and VCAF exchanged all of their outstanding warrants and $3,000,000 of cash for 1,571,523 shares of Series C Stock and 12 shares on common stock in lieu of fractional shares of Series C Stock. The Series C Stock is convertible into ten shares each of common stock.

Series A Convertible Preferred Stock

The following is a summary of the material rights, preferences, privileges, and restrictions of the Series A Convertible Preferred Stock.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – SHAREHOLDERS’ EQUITY – (Continued)

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

•     To amend the articles of incorporation or bylaws or to reclassify our outstanding securities in a way that materially and adversely affects the rights of Series A Stock.
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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – SHAREHOLDERS’ EQUITY – (Continued)

Buy-In Rights
If the Company fails to timely deliver common stock issuable upon conversion of  Series A Stock, and the holder is required to purchase common stock to deliver in satisfaction of a sale of the shares to have been issued upon the conversion, then the Company must pay the holder in cash the difference between the total purchase price the holder paid to acquire of common stock to complete the sale and the amount obtained by multiplying (1) the number shares of common stock issuable upon conversion of the Series A Stock times (2) the price at which the holder’s sell order for those shares was executed.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – SHAREHOLDERS’ EQUITY – (Continued)

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

The Series A Stockholders are entitled to a preferential distribution if the Company were to liquidate, dissolve or engage in certain other transactions. The amount of preferential liquidation distribution would have been $1,820,829 through December 31, 2010 and $1,215,544 through December 31, 2009.  These amounts have not been recorded in the financial statements.

Three Series A Stockholders also hold Series “A” warrants and Series “B” warrants to purchase common stock.  See Note 12 for a description of the terms of these warrants and how they have been valued under the Black-Scholes methodology.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – SHAREHOLDERS’ EQUITY – (Continued)

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – SHAREHOLDERS’ EQUITY – (Continued)

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

The Company issued warrants to purchase 533,458 common shares for $1.81 per share to assignees of SC Capital Partners, LLC.  These warrants were compensation for financial advisory services in connection with the $13,000,000 Series A Stock sale.  The terms of these warrants are comparable to the “A” warrants and expire on December 28, 2012.  None of these warrants had been exercised as of December 31, 2010.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – INCOME TAXES

The Company incurred no current or net deferred income tax expense or benefit for the years ended December 31, 2010 and 2009.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes principally as a result of share-based compensation for 2010 and 2009.  The Company has provided allowances for the entire amount of its net operating losses for both 2010 and 2009.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2006 and later.

The tax effects of temporary differences that give rise to significant portions of the deferred assets at December 31, 2010 and 2009 are presented below:

Deferred tax assets (liabilities):	2010	2009
Inventory	$84,314	$-
Fixed assets	338,655	(40,304)
Accounts receivable	-	7,217
Write off of intangible assets	66,521	-
Unearned share based compensation	5,063,468	3,423,018
Accrued interest payable	-	153,970
State deferred tax asset	1,627,062	1,296,773
Net operating loss carryforwards	8,416,769	7,431,375
Less: valuation allowance	(15,596,789)	(12,272,049)

Net deferred tax assets	$-	$-

The Company had no net deferred tax liabilities as of December 31, 2010 and 2009.  As of those dates, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $8,416,769 and $7,431,375, respectively, directly related to its total net operating loss carryforwards of $24,755,203 and $21,856,985, respectively. These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances at December 31, 2010 and 2009, respectively.

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

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by ASC 740.  The Company does not believe that any of the positions it has taken will not prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.

In 2010, the Company wrote off the remainder of the Needlyzer™ inventory and a small amount of raw materials for our blood collection devices.  The write off amounted to $247,981.  The inventory was scrapped in 2011.

As a result of its reverse merger on December 28, 2007, the Company’s ability to utilize loss carryforwards from the former MedPro (the loss corporation and the acquired corporation for tax purposes) to offset taxable income will be limited by Internal Revenue Code Section 382.  Future utilization of net operating loss will be based on the long-term tax exempt rate at the date of merger applied against the value of the loss corporation.  The value of the loss corporation ($22,000,000) for purposes of the merger was established by arms-length negotiation.  The available net operating loss will be further adjusted by the recognition, for tax purposes, of built-in gains or losses as of the date of acquisition.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – INCOME TAXES – (Continued)

The following table reconciles the federal statutory tax rate to the Company’s effective tax rate:

	2010	2009
Federal statutory tax rate	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	(1.7)	(6.2)
Derivative (gain) / loss and permanent differences	0.8	(90.3)
Share-based compensation	10.9	30.8
Loss on write down of intangibles	1.6	-
Valuation allowance	22.9	29.0
Amortization	0.9
Other differences	(1.0)	0.9
Effect of lower brackets	0.6	0.8
	0.0%	0.0%

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

Total lease expense was $83,700 for the years ended December 31, 2010 and 2009.  Future minimum annual lease payments at December 31, 2010, were as follows:

12 month period ended December 31,

2011	$83,700
2012	55,800
Total	$139,500

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

Stock Option Awards

The September 2007 preferred stock purchase agreement among the Company and the Series A Stockholders authorized the Company to award rights to purchase 3,000,000 common shares to its management and employees at $1.81 per share, the agreed upon valuation of the Common Stock in the September 2007 agreement, under an employee stock option program.  At December 31, 2007, the Company had no stock option program for employees, the terms of the purchase rights had not been established, nor had they been assigned or allocated to any members of management, directors or employees.

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

The unearned compensation is being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $7,290,000 and $2,693,250 of compensation expense for 2010 and the period from August 18 through December 31, 2008, respectively. The balance of the unearned compensation was $4,596,750 at December 31, 2010 and $11,886,750 at December 31, 2008.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

During the year ended December 31, 2010

On September 29, 2010, the Company issued non-qualified stock options to purchase 575,500 shares of common stock to all of its employees, excluding the CEO, pursuant to the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”).  The shares are exercisable immediately, have a ten year term and were issued at $2.70 per share exercise price, the closing price on the grant date.   The factors used to value these options were a life of 2.5 and 5 years, market prices for the stock value ($2.70 exercise price at date of grant), a 34.79% volatility factor and a 0.67% and 1.28% risk-free return. The resulting option values were $0.60 and $0.88, respectively for officers and employees.

During the year ended December 31, 2009

On May 27, 2009, the Company issued incentive options to purchase 185,715 shares of common stock to its officers and employees under the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”).   The CEO’s options were valued based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  The remaining employee options were based on a 6 year life and a 2.83% risk-free return and a 55% volatility factor.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.

On October 6, 2009, the Company issued a second round of incentive options to purchase 47,256 shares of common stock issued to employees other than officers,.  The factors used to value these options were a life of 6 years, market price of $3.65 at date of grant, a 55% volatility factor and a 2.25% risk-free return.  The resulting option value was $1.95.

On August 24, 2009, the two directors who joined the board in October 2008 were each granted non-qualified options to purchase 50,000 shares of common stock on the same terms as the options issued to our other directors on August 18, 2008.  The factors utilized to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  This additional grant of “in the money options” was approved by VOMF.

During the year ended December 31, 2008

On August 18, 2008, the Company adopted the 2008 Plan and issued options to purchase 3,000,000 shares of common stock to its directors and employees on the terms agreed upon in the September 2007 stock purchase agreement with the Series A Stockholders.  The  Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of these 3,000,000 options. The unearned compensation was charged to earnings over 24 months, which coincided with the term of a non-competition covenant included in the option agreement. The Company recorded $3,645,000 of compensation expense for the first two quarters of 2010 and $7,290,000 for the year ended December 31, 2009.  The balance of the unearned compensation of $951,750 was expensed in the third quarter of 2010.  There is no remaining unearned compensation on these options at December 31, 2010.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

Stock option activity for 2009 and 2010 is as follows:

	Shares	Average weighted exercise price
Outstanding at January 1, 2009	3,000,000	$1.81
Granted	332,971	$3.24
Exercised	0	n/a
Expired/cancelled	0	n/a
Outstanding at December 31, 2009	3,332,971	$1.95
Granted	575,500	$2.70
Exercised	0	n/a
Outstanding at December 31, 2010	3,908,471	$2.06
The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options exercisable

$1.81	3,000,000	2.088	None
$1.81	100,000	2.088	None
$3.90	185,715	7.709	185,715
$3.65	47,256	8.770	47,256
$2.70	575,500	9.750	575,500
$1.95	3,908,471	3.564	808,471

Stock purchase warrants and derivative liabilities

The Company’s four preferred stockholders received one Series “A” warrant and one Series “B” warrant for each of the 6,668,229 shares of Series A Convertible Preferred Stock they purchased.  In addition, for making a total investment of at least $5 million, VOMF also received one “J” warrant and one “C” warrant for each of the 5,975,116 shares of Series A Stock it purchased on December 28, 2007.  The Series J Warrants were exercised in full during September and October 2008 for 1,493,779 shares of new Series B Convertible Preferred Stock, which is convertible into four common shares for each Series B preferred share.  The remainder of the A, B and C warrants held by VMOF and VCAF and $3,000,000 of cash were exchanged for 1,571,523 Series C Stock.  The following is a summary of the rights of the two series of warrants still outstanding that were issued with the Series A Stock:

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

Registration Rights	The warrant holders have the registration rights with respect to the shares of common stock issuable upon the exercise of their warrants described in Note 9, above.

Buy-In Rights	If the Company fails to timely deliver common stock issuable upon exercise of a warrant, and the holder is required to purchase common stock to deliver in satisfaction of a sale of the shares to have been issued upon the exercise, then the Company must pay the holder in cash the difference between the total purchase price the holder paid to acquire common stock to complete the sale and the amount obtained by multiplying (1) the number of shares of common stock issuable upon exercise of the warrant times (2) the price at which the holder’s sell order for those shares was executed.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

•
As of December 31, 2010, the Company had 90,000,000 common shares authorized and 13,091,507common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized andunissued common shares to convert all of the preferred stock at the conversion ratio then in effect had anotice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerlyEITF 00-19).

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

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

There were no additional warrants issued in the fourth quarter of 2010.  As a result of the cashless exercise and anti-dilution features in the warrants issued with debt during the first three quarters of 2010, described above, the Company had to revalue the warrants at December 31, 2010.  The derivative liability for these warrants was adjusted to $1,157,823.  This adjusted the previously recorded gain on the derivative liability valuation from $439,589 to a loss of $313,335.  The change in value of the derivative liability associated with the warrants issued with the debt during 2010 was caused by a change in volatility of the stock from 34.79% to 69.62%, an increase in the market price of the stock from $2.70 to $3,00 and an increase in the risk free return rate from 1.27% to 2.01%.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at  December 31,  2010 were:

•	The market price of the Company’s stock on December 31, 2010 was $3.00 per share;
•	Specific Company Volatility for the valuation date was – 68.62%;
•	Risk free return rate was 2.01% at year end; and
•	Estimated life of the warrants – dropped to a range of 4.17 years to 4.58 years.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES – (Continued)

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at December 31, 2010 and 2009:

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation

2010 Warrants
VOMF 2/26/2010	$4.00	212,500	4.16	212,500	$301,889
VOMF 3/31/2010	$4.00	112,500	4.25	112,500	$161,575
VOMF 4/30/2010	$3.00	208,334	4.33	208,334	$344,703
VOMF 6/3/2010	$3.00	50,001	4.42	50,001	$83,396
VOMF 6/30/2010	$3.00	75,002	4.50	75,002	$125,095
VOMF 8/5/2010	$3.00	83,335	4.60	83,335	$141,165
Sands Funds A Warrants	$1.81	512,941	2.00	512,941	$203,777
Sands Funds B Warrants	$1.99	512,941	2.00	512,941	$164,994
AA Warrants	$1.81	533,458	2.00	533,458	$211,928
Vendor Warrant	$1.99	100,000	.53	100,000	$85,509
Vendor Warrant	$3.75	75,000	.53	75,000	$82,091
December 31, 2009 Totals Exercisable at the end of the period.		2,476,012	2.59	2,476,012	$1,906,122
Weighted average exercise price					$3.12

2009 Warrants
Sands Funds A Warrants	$1.81	512,941	2.5	512,941	$203,777
Sands Funds B Warrants	$1.99	512,941	2.5	512,941	$164,994
AA Warrants	$1.81	533,458	2.5	0	$211,928
Vendor Warrant	$1.99	100,000	2.5	0	$85,509
Vendor Warrant	$3.75	75,000	2.5	0	$82,091
December 31, 2009 Totals Exercisable at the end of the period.		1,734,340	2.5	1,025,882	$748,299
Weighted average exercise price					$1.90

*	C Warrants became exercisable only upon the exercise of the related J Warrants, which occurred in 2008.

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company recorded unearned non-employee compensation for services of $21,885 as of December 31, 2008 and adjusted to $167,600 as of December 31, 2009.   The entire amount was expensed in 2010.

NOTE 13 – EARNINGS PER SHARE

Basic earnings/ (loss) per common share represents the amount of earnings/ (loss) for the period available to each share of common stock outstanding during the reporting period.  Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

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

MEDPRO SAFETY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 – EARNINGS PER SHARE – (Continued)

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Basic weighted-average number of common shares outstanding during the year	13,163,332	13,296,075

Weighted-average number of dilutive common stock options outstanding during the year	-	515,380

Convertible preferred shares - common stock equivalents

Series A - 6,668,229 shares	-	6,668,229
Series B - 1,493,779 shares	-	5,975,116
Series C - 1,571,523 shares	-	15,715,230

Diluted weighted-average number of common and common equivalent shares outstanding during the year	13,163,332	42,170,030

No outstanding options and warrants were included in the computation of diluted net income (loss) per share in 2010.  For 2009, there were 5,067,311 options and warrants considered in the denominator for the earnings per share calculation that were adjusted by 4,551,931 shares (for a net of 515,380) for the effect of convertible securities.

NOTE 14 – EMPLOYEE BENEFIT PLAN

MedPro Safety Products, Inc. Defined Contribution Plan

The Company adopted a retirement savings 401(k) and profit-sharing plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, up to allowable limits, with the Company matching the first three percent and matching 50% of the next two percent of compensation under a safe harbor plan.  During the year (July 1, 2010) the Company changed plan trustees and adopted a slightly different match formula. After June 30, 2010, the Company matched the first 4% of deferral by the employees.

The Company may make a discretionary contribution to the plan up to the maximum contribution allowable for a defined contribution plan.  The Company’s discretionary contribution for 2010 was $150,000 and $125,000 for 2009.  The Company’s matching contributions for 2010 were $71,075 and $70,656 for 2009.

Participants have full and immediate vesting in any deferrals and in any employer contributions.  Eligibility begins on the first day of the month coincident with or following the start of employment.  The employee must be 21 years of age to be eligible.  Employer contributions charged to expense for the years ended December 31, 2010 and 2009, were $221,075 and $195,656, respectively.  The plan was established on October 1, 2008.

NOTE 15 – SUBSEQUENT EVENTS

The Company has an employment agreement with each of its executive officers that among other things, authorizes the Executive Compensation Committee of the Board of Directors (the “Committee”) to grant bonuses to these officers up to pre-authorized limits as a percentage of their base salaries. Bonuses that may be granted, if any, may be entirely at the discretion of the Committee and have not been based on any pre-determined formula. Accordingly, for financial statement purposes the Company has only recognized such compensation in expense when declared by the Committee. On February 2, 2011, the Committee granted to the Company’s CEO a bonus of $103,000 for his 2010 performance and a special bonus of $150,000 for the securing of new financing during 2010.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)
4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008).
4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).
4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.9	Form of Common Stock Purchase Warrant for 2010 issuances to Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010)
10.1
Technology Acquisition Agreement, dated February 19, 2007, by and among SGPF, LLC, Hooman Asbaghi and Visual Connections, Inc (incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 18, 2008)

10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.3	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.4	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).

	10.5
Financial Advisory Agreement dated January 11, 2010, between MedPro Safety Products, Inc and SC Capital Partners LLC. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 15, 2010).

	10.6
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

	10.7
Purchase and Sale Agreement dated as of September 1, 2010, between MedPro Investments, LLC, and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 15, 2010).

	10.8
Pledge and Security Agreement made by MedPro Safety Products, Inc. to U.S. Bank National Association, as Trustee, dated as of September 1, 2010 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 15, 2010).

	10.9
Indenture dated as of September 1, 2010, by and between MedPro Investments, LLC, as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.9  to Form 10-Q filed on November 15, 2010).

	10.10
Continuing Unconditional Guarantee, dated as of September 1, 2010, is made by MedPro Safety Products, Inc., to U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 15, 2010).

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
*	10.17	Employment Agreement with Gregory C. Schupp.
*	10.18	Employment Agreement with C. Garyen Denning.
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
	* Filed herewith