Form 10-Q
period 2011-03-31
MedPro Safety Products, Inc.
filed 2011-05-16
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Large accelerated filer  ☐                                                              Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 12,984,216 shares of Common Stock were outstanding at May 11, 2011.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of March 31, 2011 and December 31, 2010

Statements of Operations for the three months ended March 31, 2011 and 2010

Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and the year ended December 31, 2010

Statements of Cash Flows for the three months ended March 31, 2011 and 2010

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,640,917	$8,315,644
Restricted cash	2,959,188	3,864,411
Accounts receivable	176,513	179,107
Accrued interest income	2,046	3,898
Prepaid expenses and other current assets	25,456	29,368
Escrowed Senior Note funds	—	7,870,000

Total current assets	16,804,120	20,262,428

Property and Equipment
Equipment and tooling	973,875	887,607
Leasehold improvements	768,478	240,411
Computers, network and phones	211,172	210,816
Furniture and fixtures	140,379	117,896
Trade show booth	7,341	7,341

	2,101,245	1,464,071

Less: accumulated depreciation	380,468	422,586

Property and equipment, net	1,720,777	1,041,485
Other Assets
Intangible assets, net of amortization of $723,109 and $596,839, respectively	8,191,540	8,317,810
Deferred financing costs, net of amortization of $280,389 and $157,291, respectively	1,764,111	1,887,210
Prepaid royalties	100,000	100,000

Total other assets	10,055,651	10,305,020

Total assets	$28,580,548	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$936,989	$762,523
Accrued interest payable	700,000	700,000
Derivative liabilities – fair value of warrants	756,526	1,157,823

Total current liabilities	2,393,515	2,620,346

Long-Term Liabilities
Senior Notes	30,000,000	30,000,000

Total long-term liabilities	30,000,000	30,000,000

Total liabilities	32,393,515	32,620,346

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $1,970,077 and $1,820,829, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 13,022,126 and 13,091,507 issued and outstanding, respectively	13,022	13,092
Additional paid-in capital	71,276,318	71,344,241
Accumulated deficit	(75,199,641)	(72,466,080)

Total shareholders’ deficiency	(3,812,967)	(1,011,413)

Total liabilities and shareholders’ deficiency	$28,580,548	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues
Product Royalty Income	$150,000	$—
Total revenue	150,000	—
Cost of revenues and amortization of intellectual property	135,168	—

Gross profit	14,832	—

Operating Expenses
Salaries, wages, and payroll taxes	827,045	2,263,950
Qualified profit sharing plan	14,020	14,436
Advertising and promotion	38,049	190,436
Product development costs	247,452	210,021
Professional and insurance	450,812	483,251
General and administrative	136,168	74,645
Travel and entertainment	74,755	127,749
Loss on disposal of assets	144,114	—
Depreciation and amortization	49,679	162,255

Total operating expenses	1,982,094	3,526,743

Loss from operations	(1,967,262)	(3,526,743)

Other Income (Expenses)
Interest expense - including amortization of financing costs of $123,098 and $10,443	(1,173,098)	(61,796)
Interest income	5,502	6,901
Change in fair value of derivative liabilities	401,297	42,928

Total other income /(expenses)	(766,299)	(11,967)

Provision for income taxes	—	—

Net (loss)	$(2,733,561)	$(3,538,710)

Net (loss) per common share
Basic net (loss) per share	$(0.21)	$(0.27)
Fully diluted net (loss) per share	$(0.21)	$(0.27)

Shares used in computing earnings per share

Weighted average number of sharesoutstanding - basic	13,059,492	13,215,311

Weighted average number of shares outstanding - diluted	13,059,492	13,215,311
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2011
and the Year Ended December 31, 2010

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency
Balance, January 1, 2010	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,023,700	$(56,951,866)
Earned portion of vendor share-based compensation	—	—	—	—	167,600	—	—
Earned portion of employee and director options	—	—	—	—	—	4,824,853	—
Deivative liabilities - warrants issued with debt	—	—	—	—	—	(844,488)	—
Derivative liability discount accretion	—	—	—	—	—	685,000	—
Purchases of common shares	(123,804)	(123)	—	—	—	(344,824)	—
Net (loss)	—	—	—	—	—	—	(15,514,214)
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$—	$71,344,241	$(72,466,080)
Earned portion of employee and director options	—	—	—	—	—	95,577	—
Purchases of common shares	(69,381)	(70)	—	—	—	(163,500)	—
Net (loss)	—	—	—	—	—	—	(2,733,561)
Balance, March 31, 2011	13,022,126	$13,022	9,733,531	$97,334	$—	$71,276,318	$(75,199,641)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(2,733,561)	$(3,538,710)
Adjustments to reconcile net (loss) to net cashflows from operating activities:
Depreciation	49,679	35,984
Amortization	249,369	136,714
Loss on disposal of assets	144,114	—
Share based compensation	95,577	2,039,435
Change in fair value of warrant (derivative liabilities)	(401,297)	(42,928)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	4,446	(6,191)
Inventory	—	(5,031)
Other current assets	3,912	5,657
Accounts payable and accrued expenses	174,465	76,356
Net cash flows from operating activities	(2,413,296)	(1,298,714)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(873,085)	(41,189)
Restricted cash-Interest Reserve	905,223	—
Net cash flows from investing activities	32,138	(41,189)
Cash Flows From Financing Activities
Technology transfer payments	—	(250,000)
Repayments on bank borrowings	—	(442,144)
Proceeds from notes payable to and advances from shareholders	—	1,300,000
Senior Note funds released from escrow	7,870,000	—
Repurchases of common shares	(163,569)	—
Net cash flows from financing activities	7,706,431	607,856
Net increase / (decrease) in cash	5,325,273	(732,047)
Cash at the beginning of the period	8,315,644	4,072,443
Cash at the end of the period	$13,640,917	$3,340,396
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,050,000	$47,646
Non-Cash Activity
Non-cash portion of derivative liabilities associated with warrants	$401,297	$412,956
See notes to financial statements.

 MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $29 million.

The Company currently has tax return periods open beginning with December 31, 2007 through December 31, 2010.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into ASC Topic 260, basic earnings per share were computed using weighted average shareholdings of 13,059,492 and 13,215,311 for the three months ended March 31, 2011 and 2010.  There were no new common shares issued in the three months ended March 31, 2011 and March 31, 2010.

The basic earnings per share are calculated on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Because the Company had a net loss for the three month period ended March 31, 2011 and 2010, there is no dilutive effect and both the basic and diluted losses per share were the same for this period.

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

The Company’s potentially dilutive securities consist of options and warrants, as well as, convertible preferred stock.  Since the Company had a loss in 2011 and 2010, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non dilutive basis.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Adopted

In April 2010, the FASB issued ASU 2010-17   Revenue Recognition-Milestone Method (Topic 605). The update is intended to assist with the definition of a milestone event and determining when the application of milestone revenue recognition in

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS - Continued,

connection with revenue recognition for research and development transaction. Disclosures will include the description of the milestone payment arrangement, a description of each milestone and the related payment or contingent payment, a determination whether the milestones are substantive, the factors considered in making the determination of the substantive nature of the milestones and the amount of revenue recognized during the period related to the milestone or milestones.  The standard is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the standard but does not currently have any such contracts.  The adoption of the standard has not had a material impact on its financial statements.

In April 2010 the FASB issued update ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605), which had as a major objective, guidance on the revenue recognition for vendors providing research and development deliverables under a contract or arrangement having one or more payments contingent upon achieving uncertain future events or circumstances.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the disclosure requirement did not have a material impact on the Company's financial statements.

In 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  It is effective for fiscal years beginning after December 15, 2010.  Essentially the FASB is requiring testing be performed at the Reporting Unit level with zero or negative carrying amounts.  For goodwill and other intangible assets, testing for impairment is a two-step test.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The effect will potentially be an impairment of goodwill or other intangibles will be required to be reported sooner than under current standards.  The Company has adopted the standard but does not have any negative goodwill issues. Therefore, the adoption did not have a material impact on the Company's financial statements.

In October 2009, the FASB issued new accounting guidance (Accounting Standards Update (ASU), 2009-13) related to revenue arrangements with multiple deliverables, Revenue Recognition (“Topic 605-25-65-1”): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force, that provides principles for allocation of consideration among an arrangement's multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We have adopted this standard but it has not had a material impact on our financial statements.

The Company has adopted this update but has no recorded goodwill and impairment of intangibles, as a result of adoption, has not had a material effect on the financial statements.

In April 2010, the FASB issued ASU 2010-12 - Income Taxes (Topic 740) Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This updates makes it clear that the two laws passed a few days apart and commonly known as health care reform will be treated as one for accounting purposes despite the fact that they may have been passed in two different fiscal years for some. Our adoption of ASU 2010-12 did not have a material impact on our financial statements.

In January 2010, the FASB adopted ASU 2010-06 - Fair Value Measurements and Disclosures-Improving Disclosures about
Fair Value Measurements (Topic 820). This statement enhances disclosure relating to recurring or nonrecurring fair value measurement, specifically transfers between Level 1 and Level 2 inputs and the reasons for such transfers, the Level 3 activity reporting information on a gross rather than a net basis and improved guidance about disclosure by classes of assets and

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS - Continued,

liabilities. Also disclosure should include the various inputs and techniques used for valuation of assets and liabilities. We have adopted this statement and the enhanced disclosure in our financial statements.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the classifications used to prepare the 2011 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INVENTORY

The Company had no inventory at December 31, 2010 or March 31, 2011. The former Needlyzer inventory was completely disposed of in late 2010. The Company maintains no inventory of finished goods for sale. The cost of materials and supplies purchased for testing prototype products is expensed as research and development.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce and exploit certain medical devices commercially.  The various patents include the skin and tube-activated blood collection devices with a cost of $2,525,425, the Key-Lok™ patent at an original cost of $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  The Company also has $2,044,500 of loan fees recorded as intangible assets.

During the third quarter of 2010, the Company paid off all bank borrowings and thus fully amortized the original loans fees of $183,333.  New loan fees of $2,044,500 were recorded as of October 1, 2010.  These fees are being amortized over the term of our Senior Notes, which ends October 30, 2016. Amortization began when the respective Senior Notes were issued. The fees are being amortized under a yield method based on the relative outstanding principal of the Senior Notes.

To date, three of the existing patented products, the blood collection devices, the winged blood collection set and the syringe guard products, have been utilized to manufacture parts for testing and evaluation.  The Company's customer and manufacturer began delivering the Tube-Touch™ blood collection device in the second quarter of 2011.  The Company has earned royalty revenue, based on minimum production volumes, for the last two calendar quarters.

Amortization expense of $249,368 includes amortization of $126,271 for the intellectual property and amortization of loan fees of $123,097.  Estimated future amortization for the balance of this fiscal year is expected to be $748,104 (financing costs $369,292 and intellectual property $378,812). The following amounts of amortization for the fiscal years ended on December 31 are expected to be as follows:

Fiscal Year Ending December 31,	Intellectual Property Amount	Financing Costs Amount
2012	$1,724,085	$492,390
2013	$1,724,085	$432,327
2014	$1,681,995	$320,155
2015	$1,219,000	$137,638
After 12/31/2015	$1,219,000	$12,309

NOTE 7 – LONG-TERM DEBT

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
14% Senior Notes due 2016 to various noteholders, interest due quarterly beginning October 31, 2010, principal payments commence when revenue from the guaranteed minimum volume contract is sufficient to cover principal and interest; 100% of the contract revenue, reduced by certain limited expenses, is allocated to debt service through October 30, 2016	$30,000,000	$30,000,000
	30,000,000	30,000,000
Less: current portion	—	—
Long-term portion	$30,000,000	$30,000,000

There are no maturities of long-term debt for the remainder of this fiscal year.  The following table summarizes the estimates maturities of long-term debt for the fiscal years ended December 31:

Fiscal Year Ended December 31
2012	$—
2013	$5,606,029
2014	$7,957,317
2015	$13,254,329
2016	$3,182,325

The Company issued $30,000,000 of 14% Senior Secured Notes due 2016 in two tranches on September 1 and October 1, 2010.  Gross proceeds from the issuance of the Notes were reduced by $2,044,500 of issuance costs, payment of $121,000 of legal fees of the investors and the trustee, $4,500,000 to fund an interest reserve and $7,870,000 set aside in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  FDA clearance on the Wing device was received in November 2010, and on January 30, 2011, the $7,870,000 in escrowed funds, plus interest, were released to the Company.

The interest reserve is to be used to pay interest during the ramp up of royalty payments due on the blood collection devices under our minimum volume contracts.  The first payment on the notes of $630,000 was paid on October 30, 2010.  Royalty revenues received under the GBO agreement are deposited into a collection account held by the trustee, and these funds are supplemented from the interest reserve, as necessary, to complete the scheduled payments on the Notes.  The next four quarterly payments on the Notes are scheduled to be $1,050,000 per quarter.  The balance in the interest reserve account at December 31, 2010 was $3,864,411, which is less than the total amount of payments due in the next twelve months.  Accordingly, the Company classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the GBO agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes during the next twelve months.  Payments of principal and interest to the Noteholders are guaranteed by the Company. The balance in the interest reserve (restricted cash) account at March 31, 2011 was $2,959,188.

The use of proceeds from the Senior Notes is presented in tabular form below:

NOTE 7 - LONG TERM DEBT - Continued,

Source and Use of Funds	Amount
Proceeds from Sale of Senior Notes	$30,000,000
Expenses not amortized	(162,358)
Amortizable loan fees and expenses	(2,044,500)
Reserve for interest payments	(4,500,000)
Net proceeds to Company	$23,293,142
Reserve for FDA product clearance (funded by Company)	(7,870,000)
Pay off bank debt and shareholder bridge loans	(4,112,967)

Net proceeds after FDA reserve and debt repayment	$11,310,175

The funds held in the reserve pending FDA product clearance were released to the Company on January 30, 2011.  Net proceeds, including the FDA Reserve funds, totaled $19,180,175

Royalty collections through October 30, 2016 are allocated to the payment of principal and interest on the Notes.   Once principal is paid down to $1,000,000, additional interest is paid to the Note holders based on cash flow under the contract.  The final $1,000,000 of principal is paid with the last payment on the Notes.  Any payments made in 2016 are reduced by the marketing assistance payments due to our customer under the minimum volume contract.  The amount of the Company's marketing assistance payments are payable from the royalties.  The Company is also entitled to receive a servicing fee of $5,000 per quarter, plus out of pocket expenses, subject to quarterly limitations.

The Note covenants restrict additional senior borrowing to $7,500,000 and new subordinated debt to $15,000,000.

NOTE 8 – NOTES PAYABLE TO AND ADVANCES TO/ FROM SHAREHOLDERS

2010 VOMF Bridge Loans

During 2010, MedPro borrowed a total of $2,800,000 from VOMF in short-term bridge loans.  MedPro issued warrants to purchase common stock as consideration for the bridge loans. The following table provides certain information about each bridge loan.

Date	Principal Amount	Interest Rate	Shares subject to Warrants	Exercise Price per share
February 8, 2010	$500,000	6%	—	—
February 26, 2010	350,000	6%	212,500	$4.00
March 31, 2010	450,000	6%	112,500	4.00
May 4, 2010	250,000	7%	208,334	3.00
May 28, 2010	300,000	7%	50,001	3.00
June 30, 2010	450,000	7%	75,002	3.00
August 5, 2010	500,000	7%	83,335	3.00
Total	$2,800,000		741,672

The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 was paid in full on September 1, 2010. Previously recorded loan discount, accumulating to $685,000, was expensed as interest when the loans were paid.

NOTE 9 – RELATED PARTY TRANSACTIONS

On March 6, 2008, the Company entered into a consulting agreement with SC Capital Partners, LLC to assist it with future capital requirements, strategic financial planning and support of the Company’s efforts to build shareholder liquidity.  The contract was superseded by a new contract on January 11, 2010.  The agreement calls for a retainer of $15,000 per month, plus out-of-pocket expenses, beginning on the date of execution.  The agreement may be terminated by the Company with appropriate notice or upon satisfaction of the goals of the agreement.  The agreement also contains certain fees for future capital milestones achieved.  Warren Rustand, a director of the Company, is a principal of SC Capital.

The Company also issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services provided by SC Capital in connection with the December 28, 2007 private placement.  The terms of these warrants are comparable to the terms of the “A” warrants and they expire on December 28, 2012.  None of the AA warrants have been exercised as of the date of the financial statements.

As a part of the issuance of the Senior Notes on September 1, 2010, SC Capital earned a fee of $500,000.   When the second tranche closed on October 1, 2010, SC Capital earned an additional $100,000 fee.

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

At March 31, 2011, the Company’s issued and outstanding shares consisted of 13,022,126 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 2,476,012 shares of common and options to purchase 4,208,471 shares of common were outstanding at March 31, 2011.

See Note 12 of the notes to our audited financial statements included in our Annual Report on Form 10-K for 2010 for a detailed description of the terms of our three series of preferred stock and stock purchase warrants issued and outstanding, including the accounting treatment.

The Company had previously authorized the issuance of warrants to purchase up to 68,036 common shares for $1.99 per share as compensation for the publication of a research report about the Company in a medical device industry publication.  These warrants became exercisable when the report was delivered to the Company and will expire on December 28, 2012.  During 2009, the Company and the warrant holder negotiated a settlement of a disagreement resulting in the issuance of an additional 31,964 warrants under the original terms and 75,000 warrants exercisable under the original timing but at the market price of $3.75 per share at the date of issuance.  We expensed the unearned portion of these warrants in the first quarter of 2010.

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through December 31, 2010 the Company had repurchased 228,884 shares in open market transactions at an average price per share of $3.20.  None of these purchases occurred in the first quarter of 2010.  During the quarter ended March 31, 2011, the Company acquired an additional 69,381 shares of its own common stock at an average price of $2.36.  The total number of shares repurchased has been 298,265 shares at $3.00 per share average cost.  The Company has spent $894,992 on share repurchases since the inception of the buy-back program.

NOTE 11 – STOCK PURCHASE WARRANTS

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

The assets or liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company's fair value measurements are designated as Level 3 since one of the significant inputs, the estimated term, cannot be derived from a Level 1 or Level 2 observable.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Company's liabilities at fair value as of March 31, 2011 (in thousands):

Derivative Liabilities	Level 1	Level 2	Level 3
Balance at December 31, 2010	$—	$—	$1,157,823
Change in valuation for March 31, 2011	—	—	(401,297)
Balance at March 31, 2011	$—	$—	$756,526

All of the warrants we issued in 2010 provide for cashless exercise after one year.  In addition, if we issue any additional shares of common stock at a price per share less than the adjusted warrant exercise price then in effect or without consideration, then the exercise price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The warrants we issued in the first quarter of 2010 had an exercise price of $4.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability for the fair market value of these warrants at their respective issue dates of $412,954.  The derivative liability was adjusted to $370,026 due to a $42,928 decline in the market value of the warrants as of March 31, 2010.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at March 31, 2010 were:

•	The market price of the Company’s stock on February 26, 2010 of $3.40 and March 31, 2010 of $3.10;

•	Specific Company Volatility for the quarter – 48%

•	Risk free return rate – 2.3%

•	Estimated life of the warrants - 5 years

These inputs, coupled with the individual warrant exercise prices, resulted in a Black-Scholes value of $1.34 per share for the February 26, 2010 warrants and $1.14 per share for the March 31, 2010 warrants.  The $0.20201 per share decline in the 212,500 warrants from February 26, 2010 to March 31, 2010 resulted in a gain of $42,928 on the derivative liability as of March 31, 2010.

The warrants we issued in the second quarter of 2010 had an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $410,902.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at June 30, 2010 were:

•	The market price of the Company’s stock on April 30, 2010, June 3, 2010 and June 30, 2010 were all $3.00 per share;

•	Specific Company Volatility for the valuation dates were 44.51%, 43.32% and 42.26%, respectively;

•	Risk free return rates were 2.43%, 2.17% and 1.79%, respectively; and

•	Estimated life of the warrants - 5 years.

These inputs, coupled with the individual warrant exercise prices resulted in Black-Scholes per share values of approximately $1.25, $1.22 and $1.18 for the respective warrant grant dates.  The quarter end valuations of these warrants were determined based on a $3.00 market price, 42.26% volatility, 1.79% risk free return and estimated remaining lives of the warrant based on their respective maturity dates.

The warrants we issued in the third quarter of 2010 also have an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $82,631.

The inputs used to value the derivative liability as of the issue date of the respective warrants and at September 30, 2010 were:

•	The market price of the Company’s stock on August 5, 2010 was $3.00 per share;

•	Specific Company Volatility for the valuation date was 34.79%;

•	Risk free return rate was 1.57% at issue date and 1.27% at quarter end; and

•	Estimated life of the warrants - 5 years.

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of approximately $0.99 per share for the warrant grant date.  The quarter end valuations of these warrants were determined based on a $3.00 market price, a 34.79% volatility, 1.27% risk free return and estimated remaining lives of the warrant based on their respective maturity dates.

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

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of these 3,000,000 options. The unearned compensation was being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement.  The balance of the unearned compensation of $951,750 was expensed in the third quarter of 2010.  Unearned compensation was fully amortized to expense in the third quarter of 2010.

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to all of its employees.  The exercise price of the options was $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman was $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten-year term, except for the Chairman’s options, which are limited to a five-year exercise term.  The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The Company is recording compensation expense over three different periods for the Chairman, other officers and other employees, respectively, at $5,819 per month. Unearned compensation for these options was $226,399 at March 31, 2011.

The CEO’s options were valued based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  Finally, the employee options were based on a 6 year life and a 2.83% risk-free return.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.

On August 24, 2009, the Company awarded options to purchase 50,000 shares to both of the directors appointed to its board in October 2008.  The options have the same terms as the options previously granted to the employees and the other directors in August 2008.  The option exercise price is $1.81 per share and the options may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372. The Company

NOTE 12 – STOCK OPTIONS – Continued,

recorded compensation expense of $28,047 for the three months ended March 31, 2011.  The factors utilized to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  Unearned compensation for these options was $44,721 at March 31, 2011.

On October 6, 2009, the Company awarded incentive stock options to purchase 47,256 common shares to its employees, recorded compensation expense of $28,047 for the three months ended March 31, 2011.  The factors utilized to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  Unearned compensation for these options was $44,721 at March 31, 2011.

On October 6, 2009, the Company awarded incentive stock options to purchase 47,256 common shares to its employees, excluding officers.  The exercise price of the options was $3.65 per share, the market price at the close of trading on the grant date.  The options are exercisable immediately and have a ten-year term. The Company recorded $91,944 of unearned compensation expense for the October 6, 2009 awards.

The unearned compensation is being recorded as expense over a six year life of the options at $1,277 per month. The Company recorded compensation expense of $3,831 for the three months ended March 31, 2011.   The factors used to value these options were a life of 6 years, market prices for the stock value ($3.65 exercise price at date of grant), a 55% volatility factor and a 2.25% risk-free return.  The resulting value was $1.95 per option.  Unearned compensation on these options was $69,178 at March 31, 2011.

On September 29, 2010, the Company awarded non-qualified stock options to purchase 575,000 common shares to its employees, including the COO and CFO, but excluding the CEO.  The exercise price of the options was $2.70 per share, the market price at the close of trading on the grant date.  The options are exercisable immediately and have a five-year term. The Company recorded $422,824 of unearned compensation expense for the September 29, 2010 awards.

The unearned compensation is being recorded as expense over a two and one-half year life for the officer options at $6,079 per month. The Company recorded compensation expense of $18,237 for the three month period ended March 31, 2011.   The employee options are being recorded over five years at $4,065 per month.  The Company recorded $12,196 of earned compensation for the three months ended March 31, 2011.

The factors used to value these options were a life of 2.5 and 5 years, market prices for the stock value ($2.70 exercise price at date of grant), a 34.79% volatility factor and a 0.67% and 1.28% risk-free return. The resulting values were $0.60 and $0.88 per option, respectively for officers and employees.  Unearned compensation on these options was $361,626 at March 31, 2011.

On February 2, 2011, the Compensation Committee of the Board awarded options to purchase 300,000 common shares to our CEO, one-third of the options vest on each of December 31, 2011, 2012 and 2013 provided our CEO continues to be employed by the Company on each vesting date. The exercise price is $2.62 and the options have a five-year exercise period after they vest. We calculated the value of these options using a 2.5 year exercise period after vesting and based the valuation on the Black-Scholes formula utilizing the following inputs:

Option Vests	Expected Exercise Date	Option Term	Price	Volatility	Risk Free Return
12/31/2011	6/30/2014	3.5	$2.62	72.148%	1.12%
12/31/2012	6/30/2015	4.5	$2.62	72.148%	2.10%
12/31/2013	6/30/2016	5.5	$2.62	72.148%	2.10%

NOTE 12 – STOCK OPTIONS – Continued,

Based on the inputs, the options were valued as follows:

Option	Value	Amortization of Earned Compensation at 3/31/2011	Unearned Compensation at 3/31/2011
12/31/2011	$132,103	$6,053	$126,050
12/31/2012	$149,822	$5,307	$144,515
12/31/2013	$162,750	$4,697	$158,053
	$444,675	$16,057	$428,618

The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31, 2011		Twelve Months Ended December 31, 2010
	Shares	Average weighted exercise price	Shares	Average weighted exercise price
Outstanding beginning of period	3,908,471	$2.06	3,332,971	$1.95
Granted	300,000	$2.62	575,500	$2.70
Exercised	—	—	—	—
Expired/cancelled	—	—	—	—
Outstanding, end of Period	4,208,471	$2.10	3,908,471	$2.06

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable
$2.10	4,208,471	3.384	1,108,471

NOTE 13 – LEASE COMMITMENT

With Related Party

The Company leased its office and storage facility in Lexington, Kentucky, under an operating lease with a related party.  On January 10, 2007, the Company signed a lease addendum that extended the term of the original 1998 lease through August 2012 with two five-year extension options.  The amended lease provides for lease payments of $3,500 per month from January 1, 2007, through July 31, 2007, and $6,500 per month from August 1, 2007, through January 31, 2008.  Beginning on February 1, 2008, the lease payment increased to $6,975 per month ($83,700 per year) for the remainder of the term when the Company increased its leased space by an additional 1,063 square feet.

Total lease expense was $20,925 for the three months ended March 31, 2011 and 2010.  Future minimum lease payments for the balance of this fiscal year are expected to be $62,775 and $55,200 for the fiscal year ended December 31, 2012.

The Company recorded a loss of $144,114 in connection with the abandonment of leasehold improvements following its move to new offices on March 25, 2011.

Lease of New Office Space (Unrelated Party)

On October 29, 2010, the Company signed a lease on new office space to accommodate expected growth in staff over the next 12 to 18 months.  The new premises will cost the Company $8,000 per month rent, after a 90-day rent abatement period, and will continue for five years with three extensions of three years each.  The lease may be terminated with a 90-day notice prior to the commencement of the third year and a payment of one year's rent ($96,000) as a termination fee.

Our existing space is being actively marketed but we may have to pay dual rent for a period of time until this space is rented.

NOTE 13 - LEASE COMMITMENT - Continued,

Lease expense on the new premises began on May 1, 2011. There was no rent expense in the first quarter of 2011 on the new offices.  Future minimum lease payments for the balance of this fiscal year are expected to be $64,000 and for future annual fiscal periods ended December 31 are as follows:

Fiscal Year Ended December 31,

2012	$96,000
2013	96,000
2014	96,000
2015	96,000
2016	8,000

Total	$392,000

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

The agreement provides that we will develop the safety syringe portion of the pre-filled passive safety syringe system, and the co-venturer will develop rubber components for the product, including determining the appropriate chemical rubber formulation and component design for use with the medicament cartridge. The agreement also establishes a general framework for formalizing the role of additional participants in the project.

Distribution Agreements

On July 16, 2010, we entered into a new agreement with an international manufacturer and supplier of medical products through its worldwide distribution network. The agreement grants the distributor the right to manufacture, market and distribute MedPro’s tube-activated and skin-activated blood collection systems and its winged blood collection set and terminates and supersedes the two prior agreements.  The July 2010 Agreement has a term ending six years from October 1, 2010, which may be extended for up to three years in certain circumstances.

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

The Company agreed to make a quarterly financial contribution to the distributor to help cover the anticipated expenses of marketing the products once production has begun.  Our marketing contributions would total approximately $6.65 million over the six-year term of the July 2010 Agreement.  The Company also agreed to pay the distributor $350,000 to resolve issues of prior agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the three months ended March 31, 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2010.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in “Item 1A Risk Factors” of our Annual Report on Form 10-K and our subsequent reports, factors that could contribute to those differences include, but are not limited to:

•	Our ability to fund development of our products and operations from third party financing and cash flow from operations.

•	New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.

•	The ability of our competitors with greater financial resources to develop and introduce products and services that enables them to compete more successfully than us.

•	The continued service of key management personnel.

•	Our ability to attract, motivate and retain qualified employees.

•
Changes in government laws and regulations affecting the medical device industry, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

•
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

•	Potential litigation or other proceedings, including product liability and patent infringement claims adverse to us.

•	The effects, if any, of adverse media exposure or other publicity regarding our business, products or operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the FDA (or foreign counterparts) or declining sales.

•	Our ability to maintain favorable supplier arrangements and relationships with manufacturers and distributors of our products.

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

Our long-term strategy is to enter into partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into one such agreement for three of our products.  In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product and a prefilled pharmaceutical safety syringe.  Our product development plans also include a needleless intravenous line based on patents and designs we control.    We have also acquired intellectual property rights to a safety needle for “pen” delivery systems for various medicaments such as insulin.

In July 2010 we entered into a six-year agreement granting rights to manufacture and distribution of our three blood collection products and providing for royalty payments based on minimum volume commitments commencing October 1, 2010.  The royalties began accruing on October 1st and we received our first royalty payment in January 2011.

The agreement contemplates that the production and sale of our three blood collection and infusion products, and therefore the amount of revenue realized, will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the July 2010 agreement totals $43.75 million. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement.  The July 2010 agreement was described in the Company’s Form 8-K filed July 22, 2010.

In addition to revenue commencing on our blood collection device, we have been active in the development of our prefilled and fillable safety syringes. We have produced prototype products and packaging for our prefilled syringe and are in the process of building tools for our fillable syringe. We are actively seeking development and distribution partners for these products.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. Our operations are currently funded from the proceeds from sales of Senior Notes to which the royalty revenues from our blood collection and infusion products are committed. In the future, we expect to use revenue from operations and borrowing from commercial lenders to supplement funding for our operations.

Senior Note Offering

On September 1, 2010, MedPro completed the issuance of $25 million principal amount of 14% Senior Secured Notes due 2016 (the “Notes”) in a private placement to institutional investors. In connection with the Note issuance, MedPro transferred all of its rights under the July 2010 agreement to receive royalties from the distribution of three safety blood collection and infusion products to a newly formed, wholly owned subsidiary, MedPro Investments, LLC (“Issuer”), which issued the Notes. The maturity date of the Notes is October 30, 2016. The Notes are obligations of the Issuer and are guaranteed by MedPro.  The Notes bear interest on the unpaid principal balance at a rate of 14% per annum. The transaction is described in the Company’s Form 8-K filed September 8, 2010.

MedPro received approximately $18,649,000 in net proceeds after the establishment of a $4,500,000 interest reserve and payment of offering expenses.  The trustee for the Notes will use the interest reserve to pay interest due prior to January 30, 2013, if royalty revenues are not sufficient to cover interest and principal payments when due.

MedPro also established and funded a $7,870,000 reserve from the net proceeds to cover potential liquidated damages payable if regulatory approval of one the blood collection products is delayed. The funds were released from the reserve on January 30, 2011 after the FDA Freedom to Practice clearance letter with respect to the Wing device was received.

We used the net proceeds to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,359,833.

On October 1, 2010, we received net proceeds of $4,644,587 (after payment of offering fees and expenses) from the sale of a second tranche of Notes in an aggregate principal amount of $5,000,000.

Transaction costs for both tranches of Notes totaled $2,206,858.  They consisted of fees to the investment banking firms of $1,800,000 (6%), legal fees for all parties of $362,000, expenses of $37,858 and trustee fees of $7,000.  The Company capitalized, as loan fees, the $1,800,000 investment banking fees, the trustee fee of $3,500 and the bond counsel fees of $241,000.  These costs are being amortized based on a yield method over the term of the revenue stream commencing on September 1, 2010 for six years.

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

We determine our inventory value at the lower of cost (first-in, first-out method) or market value. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. After writing off all remaining inventory of discontinued legacy products, the Company had no inventory of product for sale at March 31, 2011.

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

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.  Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on our current borrowing rate, is in excess of our cost of our patents and estimated development costs ($66.6 million) by approximately 508%.

In 2010, we wrote off our Key-Lok™ assets and wrote down our patent cost to 50% of its original cost. We will continue to monitor the remaining intellectual property cost for impairment.

We have also recognized a $100,000 asset for costs incurred in connection with the development of our Winged Safety Blood Collection Set.  We are allowed to offset the first $100,000 of these costs against future product royalties.  Royalties due Visual Connections, Inc. on the first 75,000,000 units will approximate $318,000.  The Company is also entitled to reimbursement of certain costs beyond $100,000 for the Wing development.  These amounts are recoupable over the six year contract and may be settled in cash.  Costs are still being incurred and accumulated.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

MedPro recorded a net loss of ($2,733,561) for the three months ended March 31, 2011, as compared to a net loss of ($3,538,710) for three months ended March 31, 2010.  Losses from operations for the three month periods ended March 31 were $(2,090,361) for 2011 and $(3,537,186) for 2010.

Three Months Ended March 31, 2011 and 2010

Total employee compensation, including share-based compensation, for the three months ended March 31, 2011 decreased by $1,436,904 compared to the same period of 2010.  We completed the amortization of compensation costs from the August 18, 2008 employee and director options in the third quarter of 2010.  This resulted in a quarterly decrease in share-based compensation in 2011 of $1,776,250, which accounts for more than the total decline.  We also had two more employees in 2011, one engineer and one quality assistant, which, coupled with other changes, increased salary expense by approximately $54,500 in the first quarter. The first quarter results for 2011 included a bonus approved by the Board Compensation Committee for the CEO of $253,000. Increases in base compensation added an additional $20,750 to the first quarter. Payroll taxes are up $11,000 from 2010 to 2011.

Promotion and investor relations expense decreased by $152,387 in the 2011 period versus the 2010 period.  Expenditures for investor relations costs declined by $167,600 relating to share-based vendor compensation that was expensed in 2010.  The remaining $15,213 increase in 2011 relates to increased investor relations activity in the first quarter of 2011. Promotional materials were up $22,593 and other costs were down by $7,380.

Professional fees and insurance costs were down by $32,439, reflecting reduced legal costs of $51,356, reduced consulting costs of $63,061, a one-time recruiting fee of $48,000, increased insurance costs of $16,214, increased auditing and certification costs of $12,624 and various other differences of $5,140.  Factors contributing to the decrease include legal and advisory fees in 2010 related to bridge loans and outside consulting projects done in the first quarter of 2010; neither of which recurred in 2011. Increased certification costs included work toward our CE marking in Europe in 2011 and slightly higher audit fees in 2011.

Travel costs were down by $52,994 in the first quarter of 2011 versus 2010.  The major change was a decline in airfare of $30,622, decline in car rentals of $4,525 and a decline in hotels of $18,354. All other travel costs were up a net $507. We were preparing for our move to our new space in the first quarter and traveled less. We also utilized teleconferencing technology more often in 2011.

General and administrative costs were up $61,523.  Network and computer support services were up $18,304 in connection with our relocation and some continuing improvement in technology costs. Software expense was up $11,330 relating to software renewals and acquisitions.

Filing fees were for LLC representation and association fees incurred in 2011. Office expenses are higher due to the move and two new headcount over last year.

Depreciation and amortization were up $126,350 reflecting amortization charges on our intellectual property cost, amortization of Senior Note issuance costs and depreciation on increased equipment costs this year versus 2010. Intellectual property amortization was $126,271 and was included in cost of revenue. Senior Note issuance cost amortization was $123,098 and depreciation was $49,679 in 2011. All depreciation and amortization costs totaled $172,697 in 2010.

Product development costs were up $37,431 in 2011 over 2010. These costs reflect the Wing build and the prefilled syringe tooling and manufacturing costs. Prefilled syringe packaging design costs were also incurred in 2011 unlike 2010. Engineering and material costs were up $75,545. Completed parts were down $38,084 due to the blood collection build in 2010.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location.

Interest expense was $998,647 higher in 2011 versus 2010 primarily due to the issuance of the Senior Notes in September and October of 2010.  Interest income was $6,901 for 2010 and $5,502 for 2011.  The gain on change in fair value of derivative liabilities in 2011 was $401,297 and $42,928 in the first quarter of 2010.  The difference is attributable to the difference in the size of the derivative liabilities between periods and the inputs utilized to value the underlying derivative liabilities. Our stock price has declined and our volatility has gone up, thereby reducing the liability.

Liquidity and Capital Resources

Total assets were $31,608,933 as of December 31, 2010 and $28,580,548 as of March 31, 2011. The $3,028,385 decline in total assets reflects the impact of the negative cash flow from operations of ($2,413,298). Similarly, the loss for the quarter of ($2,733,561) approximates the asset decline.

During 2011, our restricted cash decreased from $3,864,411 to $2,959,188 at March 31, 2011, a change of $905,223. Quarterly interest on the Senior Notes is $1,050,000. Revenue of $150,000 was collected to offset the interest expense payment out of restricted cash. In addition, the Company received $5,000 from the interest reserve account for servicing the loan.

Our unrestricted cash increased from $8,315,644 to $13,640,917 during the first quarter of 2011. The reserve of $7,870,000 was released to the Company in January 2011 following the receipt of FDA clearance to market the Wing product. The remaining $2,544,727 change in unrestricted cash represents the amount by which cash operating expenses and asset purchases exceeded cash received during the quarter.

On a net basis, our fixed asses increased $679,292 during the first quarter of 2011. New manufacturing equipment was up $91,700. Leasehold improvements were up $768,478 while disposals of leasehold improvements were $192,377. Furniture and fixtures were up $59,890 while dispositions of assets in this category were $37,406 during the first quarter. Computers were up $1,051 and dispositions were $695 in the first quarter. The net book value of assets written off or abandoned was $144,114.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our other portfolio products currently under development so we can generate sustained revenues.  We plan to continue to monitor our cash position carefully.

Our July 2010 agreement for the distribution of three blood collection products provides for royalty payments based on minimum volume commitments.  We received our first quarterly royalty payment in the first quarter of 2011. Royalty revenues are scheduled to increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the new agreement totals $43.75 million. We also agreed to make minimum quarterly marketing contributions totaling approximately $6.65 million over the six-year term of the agreement, payable in proportion to the volume of royalty revenues we receive.

Our sale of $30 million of Notes enabled us to monetize our right to receive royalty revenues from the sale of our blood collection products over the six-year term of the July 2010 agreement.  An interest reserve pre-funds $4.5 million of debt service on the Notes.  The royalties received from the sale of our blood collection and infusion products are committed to pay principal and interest to the Noteholders until the July 2010 agreement expires in 2016. We also retain the obligation to make quarterly marketing contributions. We expect to use the balance of the proceeds from the sale of the Notes for working capital to fund the commercialization of our technology and expand our ability to manufacture and deliver products to commercial markets.

The net proceeds from the sale of the Notes enabled us to pay off all current bank and shareholder debt in September 2010. During the first nine months of 2010, we had borrowed a total $2,800,000 from our principal investor, VOMF, which was bearing interest at rates of 6% and 7% per annum.  In connection with this bridge financing, we granted VOMF warrants for the purchase 325,000 shares of common stock at $4 per share and 416,672 warrants to purchase common shares at $3.00 per share.  The outstanding principal and all accrued interest on the bridge financing was paid in full on September 1, 2010.

In addition to our $13,640,917 of unrestricted cash at March 31, 2011, we held restricted cash of $2,959,188 to service interest on our Senior Notes.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twelve months will be covered by our existing cash resources.  Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, primarily the Wing device, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, and (c) increasing our administrative capability as needed to support expanded day-to-day operations.

We have projected significant development activity during 2011 and the addition of several new employees and consultants to assist with the development of our new products.  We have no bank debt to service and we have paid for all of our current technology and leasehold improvements.

Our royalty revenue from our three blood collection and infusion products is committed to pay principal and interest during the six-year term of the Notes. Until royalty revenues increase to cover all payments of principal and interest on the Notes, we expect to cover the balance due from the interest reserve.  During 2011, we estimate our cash required to fund operations will be approximately $750,000 per month. Until we earn revenues from the sale of our other products currently under development, we expect to fund our operations from our cash balance. Other possible sources of funding include borrowing from commercial lenders and proceeds from the sale of securities. Covenants in the indenture of the Senior Notes limit our ability to borrow funds during the six-year term of the Notes to $7,500,000 of new senior debt and $15,000,000 of new subordinated debt.

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

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2010 under Item

1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended March 31, 2011. The following table provides certain information with respect to our purchases of common stock during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2011 through 1/31/2011	21,777	$2.51	250,661	749,339
2/1/2011 through 2/28/2011	21,604	$2.31	272,265	727,735
3/1/2011 through 3/31/2011	26,000	2.27	298,265	701,735
Total	69,381	$2.36

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)
4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008)
4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).
4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.9	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).
10.1	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.2	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.3	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.4	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).
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

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
 _________________________

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
May 16, 2011	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

May 16, 2011	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
The following exhibits are filed with this report.

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
_________________________