Form 10-Q
period 2011-06-30
MedPro Safety Products, Inc.
filed 2011-08-15
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Large accelerated filer  ☐                                                              Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 12,905,932 shares of Common Stock were outstanding at August 10, 2011.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of June 30, 2011 and December 31, 2010

Statements of Operations for the three and six months ended June 30, 2011 and 2010

Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and the year ended December 31, 2010

Statements of Cash Flows for the six months ended June 30, 2011 and 2010

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,947,011	$8,315,644
Restricted cash	2,054,255	3,864,411
Accounts receivable	644,241	179,107
Accrued interest income	2,047	3,898
Prepaid expenses and other current assets	64,166	29,368
Escrowed Senior Note funds		7,870,000

Total current assets	13,711,720	20,262,428

Property and Equipment
Equipment and tooling	1,105,136	887,607
Leasehold improvements	787,248	240,411
Computers, network and phones	220,490	210,816
Furniture and fixtures	146,270	117,896
Trade show booth	25,521	7,341

Total property and equipment	2,284,665	1,464,071

Less: accumulated depreciation	450,111	422,586

Property and equipment, net	1,834,554	1,041,485
Other Assets
Intangible assets, net of amortization of $849,380 and $596,839, respectively	8,065,268	8,317,810
Deferred financing costs, net of amortization of $403,486 and $157,291, respectively	1,641,014	1,887,210
Prepaid royalties	100,000	100,000

Total other assets	9,806,282	10,305,020

Total assets	$25,352,556	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$456,636	$762,523
Accrued interest payable	700,000	700,000
Derivative liabilities – fair value of warrants	971,249	1,157,823

Total current liabilities	2,127,885	2,620,346

Long-Term Liabilities
Senior Notes	30,000,000	30,000,000

Total long-term liabilities	30,000,000	30,000,000

Total liabilities	32,127,885	32,620,346

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $2,120,984 and $1,820,829, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 12,949,189 and 13,091,507 issued and outstanding, respectively	12,949	13,092
Additional paid-in capital	71,213,259	71,344,241
Accumulated deficit	(78,098,871)	(72,466,080)

Total shareholders’ deficiency	(6,775,329)	(1,011,413)

Total liabilities and shareholders’ deficiency	$25,352,556	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Product Royalty Income	$631,250		$781,250
Other Revenue	10,042		10,042
Total revenue	641,292	—	791,292	—
Cost of revenues and amortization of intellectual property	161,932	137,265	297,101	277,612
Gross profit	479,360	(137,265)	494,191	(277,612)
Operating Expenses
Salaries, wages, and payroll taxes	739,318	2,318,627	1,566,364	4,582,577
Qualified profit sharing plan	14,895	16,842	28,914	31,277
Advertising and promotion	131,513	12,535	169,562	202,971
Product development costs	200,845	238,665	448,297	448,686
Professional fees	451,586	442,422	802,895	842,385
Insurance	72,445	53,273	171,948	136,562
General and administrative	150,720	33,430	286,888	104,441
Travel and entertainment	164,725	142,475	239,480	270,224
Loss on disposal of assets			144,114
Depreciation	69,643	37,620	119,322	73,604
Total operating expenses	1,995,690	3,295,889	3,977,784	6,692,727
Loss from operations	(1,516,330)	(3,433,154)	(3,483,593)	(6,970,339)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(1,173,106)	(59,754)	(2,346,204)	(111,108)
Interest income	4,931	5,570	10,432	12,472
Change in fair value of derivative liabilities	(214,723)	99,147	186,574	142,075
Total other income /(expenses)	(1,382,898)	44,963	(2,149,198)	43,439
Provision for income taxes				—
Net (loss)	$(2,899,228)	$(3,388,191)	$(5,632,791)	$(6,926,900)
Net (loss) per common share
Basic net (loss) per share	$(0.22)	$(0.26)	$(0.43)	$(0.53)
Diluted net (loss) per share	$(0.22)	$(0.26)	$(0.43)	$(0.53)
Shares used in computing earnings per share
Weighted average number of sharesoutstanding - basic	12,984,050	13,166,609	13,043,620	13,190,825
Weighted average number of shares outstanding - diluted	12,984,050	13,166,609	13,043,620	13,190,825

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2011
and the Year Ended December 31, 2010

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency
Balance, January 1, 2010	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,023,700	$(56,951,866)
Earned portion of vendor share-based compensation					167,600
Earned portion of employee and director options						4,824,853
Derivative liabilities - warrants issued with debt						(844,488)
Derivative liability discount accretion						685,000
Purchases of common shares	(123,804)	(123)				(344,824)
Net (loss)							(15,514,214)
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$—	$71,344,241	$(72,466,080)
Earned portion of employee and director options						201,297
Purchases of common shares	(142,318)	(143)				(332,279)
Net (loss)							(5,632,791)
Balance, June 30, 2011	12,949,189	$12,949	9,733,531	$97,334	$—	$71,213,259	$(78,098,871)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(5,632,791)	$(6,926,900)
Adjustments to reconcile net (loss) to net cashflows from operating activities:
Depreciation	119,322	73,604
Amortization	498,737	273,429
Loss on disposal of assets	144,114
Share based compensation	201,297	3,911,270
Change in fair value of warrant (derivative liabilities)	(186,573)	(142,075)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(463,283)	13,450
Inventory		(26,720)
Other current assets	(34,798)	(4,722)
Accrued interest payable		2,410
Accounts payable and accrued expenses	(305,889)	161,045
Net cash flows from operating activities	(5,659,864)	(2,665,209)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(1,056,505)	(62,113)
Restricted cash-Interest Reserve releases	1,810,157
Net cash flows from investing activities	753,652	(62,113)
Cash Flows From Financing Activities
Technology transfer payments		(250,000)
Repayments on bank borrowings		(884,784)
Proceeds from notes payable to and advances from shareholders		2,328,382
Senior Note funds released from escrow	7,870,000
Repurchases of common shares	(332,421)	(203,051)
Net cash flows from financing activities	7,537,579	990,547
Net increase / (decrease) in cash	2,631,367	(1,736,775)
Cash at the beginning of the period	8,315,644	4,072,443
Cash at the end of the period	$10,947,011	$2,335,668
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,100,000	$79,044
Non-Cash Activity
Non-cash portion of derivative liabilities associated with warrants	$186,573	$823,858
See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following is a summary of the significant accounting policies followed in the preparation of the accompanying financial statements.  On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” of the “Codification”), the single source of authoritative, non-governmental U.S. generally accepted accounting principles (“GAAP”), except for rules and interpretative releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-Q.  As the Codification was not intended to change or alter existing GAAP, it has not had any impact on the Company's financial statements.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Costs Recognition -  Revenues in 2011 have been derived from royalties on our blood collection products pursuant to our minimum volume contract.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.  The Company began receiving revenue from its tube-activated blood collection device during the fourth quarter of 2010.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable - As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  As of June 30, 2011 and December 31, 2010 the Company has no allowance for doubtful accounts since we have only one customer and revenue is being received based upon a minimum volume contract.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory - Inventory at December 31, 2009 consisted primarily of Needlyzer™ devices, which were carried at the lower of cost or market value on a first-in first-out basis.  Finished Needlyzer™ inventory and the remaining raw materials inventory associated with our blood collection devices was written off during the year ended December 31, 2010. The Company has not manufactured any product for resale during the six months ended June 30, 2011. We have manufactured product for testing and as samples for prospective customers. The cost of these items has been expensed.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization for assets placed in service is provided using the straight line method over their estimated useful lives.  The cost of normal maintenance and repairs is charged against earnings.  Expenditures which

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

significantly increase asset values or extend useful lives are capitalized.  The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

Intangible Assets - Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Research and Development Costs - Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.

Advertising and Promotion - Advertising and promotion costs are expensed as incurred.

Income Taxes - Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the three or six months ended June 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes through December 31, 2010 in excess of $29 million.

The Company currently has tax return periods open beginning with December 31, 2007 through December 31, 2010 .

Cash and Cash Equivalents - For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Concentration of Credit Risk - From time to time during the year ended December 31, 2010 and six months ended June 30, 2011, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into ASC Topic 260, basic earnings per share were computed using weighted average shareholdings of 12,984,050 and 13,166,609 for the three months ended June 30, 2011 and 2010.  Basic earnings per share were computed using weighted average shareholdings of 13,043,620 and 13,190,825 for the six months ended June 30, 2011 and 2010. There were no new common shares issued in the three or six months ended June 30, 2011.

The basic earnings per share are calculated on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Because the Company had a net loss for the three and six month periods ended June 30, 2011 and 2010, there is no dilutive effect and both the basic and diluted losses per share were the same for each period.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common
Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update contains the results of the work of the FASB and the IASB to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its financial statements.

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

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the disclosure requirement did not have a material impact on the Company's financial statements.

In 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  It is effective for fiscal years beginning after December 15, 2010.  Essentially the FASB is requiring testing be performed at the Reporting Unit level with zero or negative carrying amounts.  For goodwill and other intangible assets, testing for impairment is a two-step test.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The effect will potentially be an impairment of goodwill or other intangibles that will be required to be reported sooner than under current standards.  The Company has adopted the standard but does not have any negative goodwill issues. Therefore, the adoption did not have a material impact on the Company's financial statements.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

In January 2010, the FASB adopted ASU 2010-06 - Fair Value Measurements and Disclosures-Improving Disclosures about
Fair Value Measurements (Topic 820). This statement enhances disclosure relating to recurring or nonrecurring fair value measurement, specifically transfers between Level 1 and Level 2 inputs and the reasons for such transfers, the Level 3 activity reporting information on a gross rather than a net basis and improved guidance about disclosure by classes of assets and liabilities. Also, disclosure should include the various inputs and techniques used for valuation of assets and liabilities. We have adopted this statement and the enhanced disclosure in our financial statements.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the classifications used to prepare the 2011 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INVENTORY

The Company had no inventory at December 31, 2010 or June 30, 2011. The former Needlyzer inventory was completely disposed of in late 2010. The Company maintains no inventory of finished goods for sale. The cost of materials and supplies purchased for testing prototype products is expensed.

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

Amortization expense of $498,737 includes amortization of $252,542 for the intellectual property and amortization of loan fees of $246,195.  Estimated future amortization for the balance of this fiscal year is expected to be $498,738 (financing costs $246,195 and intellectual property $252,543). The following amounts of amortization for the fiscal years ended on December 31 are expected to be as follows:

Fiscal Year Ending December 31,	Intellectual Property Amount	Financing Costs Amount
2012	$1,724,085	$492,390
2013	$1,724,085	$432,327
2014	$1,681,995	$320,155
2015	$1,219,000	$137,638
After 12/31/2015	$1,219,000	$12,309

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 7 – LONG-TERM DEBT

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
14% Senior Notes due 2016 to various noteholders, interest due quarterly beginning October 31, 2010, principal payments commence when revenue from the guaranteed minimum volume contract is sufficient to cover principal and interest; 100% of the contract revenue, reduced by certain limited expenses, is allocated to debt service through October 30, 2016	$30,000,000	$30,000,000
	30,000,000	30,000,000
Less: current portion
Long-term portion	$30,000,000	$30,000,000

There are no maturities of long-term debt for the remainder of this fiscal year.  The following table summarizes the estimated maturities of long-term debt for the fiscal years ended December 31:

Fiscal Years Ended December 31	Amount
2012
2013	$5,606,029
2014	$7,957,317
2015	$13,254,329
2016	$3,182,325

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

The interest reserve is being used to pay interest during the ramp up of royalty payments due on the blood collection devices under our minimum volume contracts.  Payments of interest on the Notes have been made through July 30, 2011. Royalty revenues received under the minimum volume contract are deposited into a collection account held by the trustee, and these funds are supplemented from the interest reserve, as necessary, to complete the scheduled payments on the Notes.  The next four quarterly payments on the Notes are scheduled to be $1,050,000 per quarter.  The balance in the interest reserve account at December 31, 2010 was $3,864,411, which is less than the total amount of payments due during the calendar year of 2011.  Accordingly, the Company classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes during the next twelve months.  Payments of principal and interest to the Noteholders are guaranteed by the Company. The balance in the interest reserve (restricted cash) account at June 30, 2011 was $2,054,255.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The use of proceeds from the Senior Notes is presented in tabular form below:

Source and Use of Funds	Amount
Proceeds from Sale of Senior Notes	$30,000,000
Expenses not amortized	(162,358)
Amortizable loan fees and expenses	(2,044,500)
Reserve for interest payments	(4,500,000)
Net proceeds to the Company	$23,293,142
Reserve for FDA product clearance (funded by the Company)	(7,870,000)
Pay off of bank debt and shareholder bridge loans	(4,112,967)

Net proceeds after FDA reserve and debt repayment	$11,310,175

The funds held in the reserve pending FDA product clearance were released to the Company on January 30, 2011.  Net proceeds, including the FDA Reserve funds, totaled $19,180,175.

Royalty collections through October 30, 2016 are allocated to the payment of principal and interest on the Notes.   Once principal is paid down to $1,000,000, additional interest is paid to the Note holders based on cash flow under the contract.  The final $1,000,000 of principal is paid with the last payment on the Notes.  Any Note payments made in 2016 are reduced by the marketing assistance payments due to our customer under the minimum volume contract.  The Company is also entitled to receive a servicing fee of $5,000 per quarter, plus out of pocket expenses, subject to quarterly limitations.

The Note covenants restrict additional senior borrowing to $7,500,000 and new subordinated debt to $15,000,000.

NOTE 8 – NOTES PAYABLE TO AND ADVANCES TO/ FROM SHAREHOLDERS

2010 VOMF Bridge Loans

During 2010, MedPro borrowed a total of $2,800,000 in short-term bridge loans from Vision Opportunity Master Fund, the principal holder of our convertible preferred stock ("VOMF").  MedPro issued warrants to purchase common stock as consideration for the bridge loans. The following table provides certain information about each bridge loan.

	Principal	Interest	Shares Subject to	Exercise Price
Date	Amount	Rate	Warrants	Per Share
February 8, 2010	500,000	6%	—	$—
February 26, 2010	350,000	6%	212,500	4.00
March 31, 2010	450,000	6%	112,500	4.00
May 4, 2010	250,000	7%	208,334	3.00
May 28, 2010	300,000	7%	50,001	3.00
June 30, 2010	450,000	7%	75,002	3.00
August 5, 2010	500,000	7%	83,335	3.00
	$2,800,000		741,672

The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 was paid in full on September 1, 2010. Previously recorded loan discount, totaling $685,000, was expensed as interest when the loans were paid.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The Company also issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services provided by SC Capital in connection with the December 28, 2007 private placement.  The terms of these warrants are comparable to the terms of the Company's “A” warrants and they expire on December 28, 2012.  None of the AA warrants have been exercised as of the date of the financial statements.

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

At June 30, 2011, the Company’s issued and outstanding shares consisted of 12,949,189 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 2,476,012 shares of common and options to purchase 4,208,471 shares of common were outstanding at June 30, 2011.

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

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through December 31, 2010 the Company had repurchased 228,884 shares in open market transactions at an average price per share of $3.20.  During the quarter ended June 30, 2011, the Company acquired an additional 72,937 shares of its own common stock at an average price of $2.32 per share. The Company has acquired 142,318 of its own shares in open market transaction during the six months ended June 30, 2011 for a total cost of $334,722 at an average cost per share of $2.35. The total number of shares repurchased has been 371,202 shares at $2.87 per share average cost.  The Company has spent $1,063,945 on share repurchases since the inception of the buy-back program.

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
(Unaudited)

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

The following table sets forth by level, within the fair value hierarchy, the Company's liabilities at fair value as of March 31, 2011 (in thousands):

Derivative Liabilities	Level 1	Level 2	Level 3
Balance at December 31, 2010	$—	$—	$1,157,823
Change in Valuation for March 31, 2011	$—	$—	(401,297)
Change in Valuation for June 30, 2011	—	—	214,723
Balance June 30, 2011	$—	$—	$971,249

All of the warrants we issued in 2010 provide for cashless exercise after one year.  In addition, if we issue any additional shares of common stock at a price per share less than the adjusted warrant exercise price then in effect or without consideration, then the exercise price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The factors utilized to value the warrants at June 30, 2011 and the resulting change in derivative liabilities are reflected in the following table:

	Valuation Factors Used and Resulting Valuation Adjustments at June 30, 2011
Warrants Issued	Warrants	Risk Free Return	Remaining Term	June 30, 2011 Per Share Valuation	Value at June 30, 2011	Value at March 31, 2011	Loss from Change in Derivative Valuation
2/26/2010	212,500	0.81%	3.67	$1.1913	$253,159	$193,690	$59,469
3/31/2010	112,500	0.81%	3.75	1.2073	135,823	104,068	31,755
4/30/2010	208,334	0.81%	3.83	1.3777	287,018	227,145	59,873
6/3/2010	50,001	0.81%	3.92	1.3915	69,577	55,118	14,459
6/30/2010	75,002	1.76%	3.92	1.4109	105,820	82,678	23,142
8/5/2010	83,335	1.76%	4.08	1.4382	119,852	93,827	26,025
	741,672				$971,249	$756,526	$214,723
Volatility used at June 30, 2011 was 82.902%; market price of the Company stock at June 30, 2011 was $2.50.

The warrants we issued in the first quarter of 2010 had an exercise price of $4.00 per share.  As a result of the cashless exercise

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

and anti-dilution features, the Company had recorded a liability for the fair market value of these warrants at their respective issue dates of $412,954.

The inputs used to value the derivative liability as of the respective issue dates were:

•	The market price of the Company’s stock on February 26, 2010 of $3.40 and March 31, 2010 of $3.10;

•	Specific Company Volatility for the quarter – 48%

•	Risk free return rate – 2.3%

•	Estimated life of the warrants - 5 years

These inputs, coupled with the individual warrant exercise prices, resulted in a Black-Scholes value of $1.34 per share for the February 26, 2010 warrants and $1.14 per share for the March 31, 2010 warrants.  These warrants have been adjusted quarterly since issue and the current market valuation and effect on earnings and derivative liability for the quarter are listed in the table at the beginning of this note.

The warrants we issued in the second quarter of 2010 had an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $410,902.

The inputs used to value the derivative liability as of the issue date of the respective warrants were:

•	The market price of the Company’s stock on April 30, 2010, June 3, 2010 and June 30, 2010 were all $3.00 per share;

•	Specific Company Volatility for the valuation dates were 44.51%, 43.32% and 42.26%, respectively;

•	Risk free return rates were 2.43%, 2.17% and 1.79%, respectively; and

•	Estimated life of the warrants - 5 years.

These inputs, coupled with the individual warrant exercise prices, resulted in Black-Scholes per share values of approximately $1.25, $1.22 and $1.18 for the respective warrant grant dates.

The warrants we issued in the third quarter of 2010 also have an exercise price of $3.00 per share.  As a result of the cashless exercise and anti-dilution features, the Company had recorded a liability associated with these warrants at their respective issue dates of $82,631.

The inputs used to value the derivative liability as of the issue date of the respective warrants were:

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

under IRS deferred compensation rules.

The Company recorded unearned compensation expense of $14,580,000, or $4.86 per underlying share, for the grant of these 3,000,000 options. The unearned compensation was being charged to earnings over 24 months beginning on August 18, 2008.  The 24 month period coincides with the term of a non-competition covenant included in the option agreement.  The balance of the unearned compensation of $951,750 was expensed in the third quarter of 2010.  Unearned compensation was fully amortized into expense by the end of the third quarter of 2010.

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to all of its employees.  The exercise price of the options was $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman was $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten-year term, except for the Chairman’s options, which are limited to a five-year exercise term.  The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The Company is recording compensation expense over three different periods for the Chairman, other officers and other employees, respectively, at $5,819 per month or $17,457 for the three months ended June 30, 2011. Unearned compensation for these options was $208,941 at June 30, 2011.

The CEO’s options were valued based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  Finally, the employee options were based on a 6 year life and a 2.83% risk-free return.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.

On August 24, 2009, the Company awarded options to purchase 50,000 shares to both of the directors appointed to its board in October 2008.  The options have the same terms as the options previously granted to the employees and the other directors in August 2008.  The option exercise price is $1.81 per share and the options may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372. The Company recorded compensation expense of $28,047 for the three months ended June 30, 2011.  The factors utilized, at the issue date, to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a 1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  Unearned compensation for these options was $16,674 at June 30, 2011.

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

The unearned compensation is being recorded as expense over a six year life of the options at $1,277 per month. The Company recorded compensation expense of $3,831 for the three months ended June 30, 2011.   The factors used to value these options, at the issue date, were a life of 6 years, market prices for the stock value ($3.65 exercise price at date of grant), a 55% volatility factor and a 2.25% risk-free return.  The resulting value was $1.95 per option.  Unearned compensation on these options was $65,347 at June 30, 2011.

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

The unearned compensation is being recorded as expense over a two and one-half year life for the officer options at $6,079 per month. The Company recorded compensation expense of $18,237 for the three month period ended June 30, 2011.   The employee options are being recorded over five years at $3,983 per month.  The Company recorded $11,948 of earned compensation for the three months ended June 30, 2011.

The factors used to value these options were a life of 2.5 and 5 years, market prices for the stock value ($2.70 exercise price at date of grant), a 34.79% volatility factor and a 0.67% and 1.28% risk-free return. The resulting values were $0.60 and $0.88 per option, respectively for officers and employees.  Unearned compensation on these options was $331,689 at June 30, 2011.

On February 2, 2011, the Compensation Committee of the Board awarded options to purchase 300,000 common shares to our CEO, one-third of the options vest on each of December 31, 2011, 2012 and 2013 provided our CEO continues to be employed

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

by the Company on each vesting date. The exercise price is $2.62 and the options have a five-year exercise period after they vest. The earned portion of these options was $26,199 for the second quarter ended June 30, 2011.

We calculated the value of these options using a 2.5 year exercise period after vesting and based the valuation on the Black-Scholes formula utilizing the following inputs:

	Expected	Option			Risk Free
Option Vests	Exercise Date	Term	Price	Volatility %	Return %
12/31/2011	6/30/2014	3.5	$2.62	72.148%	1.12%
12/31/2012	6/30/2015	4.5	$2.62	72.148%	2.10%
12/31/2013	6/30/2016	5.5	$2.62	72.148%	2.10%

Based on the inputs, the options were valued as follows:

		Amortization
		of Earned	Unearned
		Compensation	Compensation
Option	Value	at June 30, 2011	at June 30, 2011
12/31/2011	$132,103	$15,929	$116,174
12/31/2012	149,822	13,967	135,855
12/31/2013	162,750	12,361	150,389
	$444,675	$42,257	$402,418

The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30, 2011		Twelve Months Ended December 31, 2010
	Shares	Average weighted exercise price	Shares	Average weighted exercise price
Outstanding beginning of period	3,908,471	$2.06	3,332,971	$1.95
Granted	300,000	$2.62	575,500	$2.70
Exercised	—	—	—	—
Expired/cancelled	—	—	—	—
Outstanding, end of Period	4,208,471	$2.10	3,908,471	$2.06

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable
$2.10	4,208,471	3.135	808,471

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

through July 31, 2007, and $6,500 per month from August 1, 2007, through January 31, 2008.  Beginning on February 1, 2008, the lease payment increased to $6,975 per month ($83,700 per year) for the remainder of the term when the Company increased its leased space by an additional 1,063 square feet.

Total lease expense was $20,925 for the three months ended June 30, 2011 and 2010.  Future minimum lease payments for the balance of this fiscal year are expected to be $41,850 and $55,200 for the fiscal year ended December 31, 2012.

The Company recorded a loss of $144,114 in connection with the abandonment of leasehold improvements following its move to new offices on March 25, 2011.

Lease of New Office Space (Unrelated Party)

On October 29, 2010, the Company signed a lease on new office space to accommodate expected growth in staff over the next 12 to 18 months.  The new premises cost the Company $8,000 per month rent, after a 90-day rent abatement period, and will continue for five years with three extensions of three years each.  The lease may be terminated with a 90-day notice prior to the commencement of the third year and a payment of one year's rent ($96,000) as a termination fee.

Our existing space is being actively marketed but we may have to pay dual rent for a period of time until this space is rented.

Lease expense on the new premises began on May 1, 2011. There was no rent expense in the first quarter of 2011 on the new offices.  Future minimum lease payments for the balance of this fiscal year are expected to be $48,000 and for future annual fiscal periods ended December 31 are as follows:

Fiscal Year Ended December 31,
2012	$96,000
2013	96,000
2014	96,000
2015	96,000
2016	8,000

Total	$392,000

NOTE 14 – DISTRIBUTION AGREEMENT

On July 16, 2010, we entered into a new agreement with an international manufacturer and supplier of medical products through its worldwide distribution network. The agreement grants the distributor the right to manufacture, market and distribute MedPro's tube-activated and skin-activated blood collection systems and its winged blood collection set and terminates and supersedes the two prior agreements.  The July 2010 Agreement has a term ending six years from October 1, 2010, which may be extended for up to three years in certain circumstances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of and for the three and six months ended June 30, 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2010.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Overview

MedPro Safety Products, Inc. has acquired and developed a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation.  Our strategy focuses on developing and commercializing our family of products in three related product sectors: blood collection devices, syringes for the clinical healthcare market, and intravenous devices.  Our objective for each of our products is to enter into a strategic agreement with one of more major medical product distribution firms.  We plan to continue to outsource the production of many of our products to established medical safety device manufacturers while we pursue a strategy of either developing or acquiring our own manufacturing capabilities.

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

In July 2010 we entered into a six-year agreement granting rights to manufacture and distribute our three blood collection products and providing for royalty payments based on minimum volume commitments commencing October 1, 2010.  The royalties began accruing on October 1st and we received our first royalty payment in January 2011.

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

In addition to revenue commencing on our blood collection device, we have been active in the development of our prefilled and fillable safety syringes. We have produced product samples and packaging for our prefilled and hypodermic safety syringe systems and have built lower volume sample tools for both. In addition, we have developed an IV delivery system that will work with our prefilled medicament cartridge. We are actively seeking development and distribution partners for these products.

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

MedPro also established and funded a $7,870,000 reserve from the net proceeds to cover potential liquidated damages payable if regulatory approval of one the blood collection products were to be delayed. The funds were released from the reserve on January 30, 2011 after the FDA Freedom to Practice clearance letter was received.

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

We determine our inventory value at the lower of cost (first-in, first-out method) or market value. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. After writing off all remaining inventory of discontinued legacy products, the Company had no inventory of product for sale at June 30, 2011.

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market.  We began amortization of the patents for our two blood collectors in December 2009 when these products were first introduced for human use.  Because our winged blood collection product, our Key-Lok technology and our Syringe Guard family of products are currently not in production for distribution, we have not begun to amortize the patents for those technologies. We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.  Once our intellectual property has been placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on our current borrowing rate ($338.3 million), is in excess of our cost of our patents and estimated development costs ($66.6 million) by approximately 508%.

In 2010, we wrote off our Key-Lok™ assets and wrote down our patent cost to 50% of its original cost. We will continue to monitor the remaining intellectual property cost for impairment.

We have also recognized a $100,000 asset for costs incurred in connection with the development of our Winged Safety Blood Collection Set.  We are allowed to offset the first $100,000 of these costs against future product royalties.  Royalties payable on the Wing product are expected to total significantly more than $100,000. The Company is also entitled to reimbursement of certain costs beyond $100,000 for the Wing development.  These amounts are recoupable over the six year contract and may be settled in cash.  Costs are still being incurred and accumulated.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

MedPro recorded a net loss of $(2,899,228) for the three months ended June 30, 2011, as compared to a net loss of $(3,388,191) for three months ended June 30, 2010.  Loss from operations for the three month period ended June 30, 2011 was $(1,516,330) and $(3,433,154) for the three months ended June 30, 2010.

Total employee compensation, including share-based compensation, for the three months ended June 30, 2011 decreased by $1,579,309 compared to the same period of 2010.  We completed the amortization of compensation costs from the August 18, 2008 employee and director options in the third quarter of 2010.  This resulted in a quarterly decrease in share-based compensation in 2011 of $1,776,250, which accounts for more than the total decline.  The remaining difference relates to changes in compensation and the effect of adding two new employees in the fourth quarter of 2010 and hiring our new COO in April 2011. The change for the six months ended June 30, 2010 to June 30, 2011 was a decrease of $3,016,213 in salaries, wages and payroll taxes. The same changes impacted the six month period that influenced the decline in the most recent quarter. Predominantly, the reduction in salaries was due to the $3,552,500 decline in amortization of earned compensation from the 2008 share-based compensation from employee options. The increases in 2011 versus 2010 related to bonuses of $253,000, raises and three additional employees in 2011 versus the same period in 2010.

Advertising and promotion expense decreased $33,409 in the six months ended June 30, 2011 versus the same period in 2010.  The decrease in the six month period ended June 30, 2011 relates to a one-time charge in the same period ended in 2010 of $167,600 relating to a share-based grant to a research organization. Offsetting this decline was an increase in investor relations activity in the six months ended June 30, 2011 and the attendance at a national infectious disease conference ("APIC") during the second quarter of 2011. Investor relations expenditures declined $168,038 between the six month periods ended June 30, 2010 and 2011. Marketing materials increased by $126,365 from 2010 to 2011. Other promotional costs increased by $8,266 between the six month periods ended June 30, 2010 and 2011.

Advertising in the second quarter was $93,464 which is $55,415 greater than the first quarter costs of $38,049. Specific product brochures, marketing material and promotional items in connection with the APIC conference and numerous prospective customer presentations increased the second quarter costs. The second quarter costs in 2011 of $93,464 were less than the $190,436 spent in the second quarter of 2010. The 2010 numbers included the $167,600 share-based payment previously mentioned.

Professional fees and costs were down in the six months ended June 30, 2011 by $39,490 versus the same period in 2010. Legal fees were up during the same period this year over 2010 by $28,909. Consulting costs declined by $145,420 as a result of a product positioning study in the six months ended June 30, 2010 that did not recur in the period in 2011. Accounting, auditing and certification costs were up $28,723 in the first half of 2011 over the first half of 2010.  Employee recruiting costs were up $48,299 in the six months ended June 30, 2011. Factors contributing to the increase in legal and advisory fees in the first half of 2011 relate to increased regulatory costs and patent matters. Increased certification costs included ongoing work toward our CE marking in Europe (which was recently granted) in the first half of 2011 and slightly higher audit fees versus the same period in 2010.

First quarter 2011 professional costs were $351,309. Second quarter 2011 professional costs were $451,586. Most of the increased costs were new and existing patent issues and patent protection costs, as well as, and product positioning activity performed by our staff with the assistance of consultants in the second quarter. Quarter to quarter, professional fees in the second quarter of 2011 were up $9,164 to $451,586 versus $442,442 in the second quarter of 2010.

Travel costs were down by $30,744 in the first half of 2011 over 2010.  The major changes during the six month periods ended in 2011 and 2010 was a decline in airfare of $48,878, decline in car rentals of $1,908 and a decline in hotels of $24,702. Meals were up in the first half of 2011 by $21,667 over the same period in 2010 reflecting increased investor relations activity and other meeting expenses. Entertainment was up $21,907 in the first half of 2011 versus the same period in 2010. All other travel costs were up a net of $1,170 in the first half of 2001versus the same period in 2010. We continue to utilize teleconferencing technology to control travel costs in 2011.

Second quarter travel costs were $164,725 versus $74,755 in the first quarter of 2011. We had a board meeting in Lexington in April and another in Chicago in June of 2011. The Company incurred some additional travel costs domestically bringing contract manufacturers to Lexington and to meetings with customers in the second quarter. Several employees traveled to the APIC conference in the second quarter and the CEO spoke at several luncheons for stock brokers hosted by the Company in the second quarter of 2011. The second quarter costs were $22,250 higher that the second quarter of 2010.

General and administrative costs are up $182,197 in the first six months of 2011 over the same period in 2010.  Network and computer support services and software are up $47,242 in connection with our relocation and some continuing improvement in technology, as well as, standardizing software platforms within our staff. Rent is up $16,000, conference registrations are $8,588, employee training is up $6,095 and filing fees are up $8,679. We are paying for parking in 2011 totaling $5,520 which was not incurred in prior years. Postage and shipping is up $11,879. Utilities are up $5,689 in 2011. Filing fees were for LLC representation and association fees incurred in 2011. Office expenses are $7,390 higher due to the move and two new headcount over last year. These make up the majority of the differences in 2011 versus 2010.

The Company incurred $150,720 of second quarter 2011 General and Administrative costs. These costs for the first quarter of 2011 were only $136,168. This is an increase of $14,552 for the second quarter. The same costs for the second quarter of 2010 were $33,430, or a $117,290 increase between the quarters in 2010 and 2011. In 2011, rent was up $16,000 in the second quarter over the first quarter. As mentioned above, the second quarter of 2011 reflects substantial software costs and network support and maintenance costs as a result of our move and an effort to standardized our software platform for the staff. In 2010, the Company was a net borrower and we were controlling discretionary expenditures, especially in this area.

Insurance costs are $171,948 through June 30, 2011. They were $136,562 through the same period last year. We have three more employees in 2011 increasing our health and benefits coverage costs. Our health insurance basic coverage increased by less than 15% this year. We have increased our products liability coverage to include the substantially increased sales of product in 2011. We also instituted an evacuation and medical coverage plan for employees expected to travel out of the country this year. The plan covers injuries, illness, prescriptions, travel and recovery costs. The Company did not have this coverage in 2010. Our property and casualty coverage has also increased since we now have property in several states and in two locations in Lexington. Insurance cost in this quarter were $72,445 which is $19,172 greater than the $53,273 incurred in the same period in 2010.

Depreciation is up $45,718 for the six months ended June 30, 2011. Amortization charges on our intellectual property of $252,543 and amortization of Senior Note issuance costs of $246,195, both for the first six months of 2011, exceeded the 2010 costs for the same period of $73,604 and $273,429, respectively. The depreciation was reflected under cost of operations and the amortization of our intellectual property was reflected in cost of revenues. Amortization of loan costs on our Senior Debt were reflected in interest expense. All depreciation and amortization costs through June 30, 2010 totaled $347,032.

Product development costs were $448,297 in the first six months of 2011 and $448,686 in the first six months of 2010. These costs reflect the Wing build and the prefilled syringe tooling and manufacturing costs. Prefilled syringe packaging design costs were also incurred in the first six months of 2011 unlike the same period 2010. Engineering and material costs were up $97,094 in the six months ended June 30, 2011. Completed parts were down $78,952 for the six months ended June 30, 2011 due to the blood collection build in the same period of 2010 that did not recur in 2011. Other testing, sterilization and simulated use costs were $18,531 less in the first half of 2011 versus 2010.

Quarter to quarter comparison reflects $200,845 of product development costs in the second quarter of 2011 versus $238,665 for the same period in 2010. The prior year included build costs for the blood collection products. Although testing of the blood collection products is ongoing in 2011, most of them are being made by our customer and shipped to us. These costs in the second quarter of 2011 include our syringe products and some continuing work on our Wing product. We incurred $247,452 of product development costs in the first quarter of 2011. The second quarter costs were $46,607 less than the first quarter. Most of this decline relates to reduced outside costs to manufacture parts for testing on the blood draw products and limited run customer samples on the syringe products. The Wing costs were higher in the first quarter of 2011 as a result of a verification and validation build for additional testing in connection with the CE mark in Europe. The second quarter of 2011 also includes much more engineering, design and prototype work as opposed to contract manufacturing and product specific material costs in prior periods.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location. All these costs were recorded in the first quarter.

Interest expense was $2,235,096 higher in the first six months of 2011 versus the same period in 2010 primarily due to the issuance of the Senior Notes in September and October of 2010.  Interest expense was $1,176,106 and $59,754 in the three months ended June 30, 2011 and June 30, 2010, respectively. Interest income was $12,472 in the first half of 2010 and $10,433 in same period of 2011.  The respective interest income amounts were $4,931 and $5,570 for the three months ended June 30, 2011 and 2010.  The first two quarters of 2010 had interest costs on bank debt and shareholder loans, whose balances were less than 20% of the Senior Note balance this year.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the first six months of 2011 was $186,574. The first six months of 2010 reflected a gain of $142,075.  The difference is attributable to the difference in the size of the derivative liabilities between periods and the inputs utilized to value the underlying derivative liabilities. The second quarter change in 2011 was a loss of $214,723 reflecting an increase in the liability for the quarter. In 2010, the second quarter reflected a gain of $99,147 which correlates to a reduction of the liability for that period last year.

Liquidity and Capital Resources

Total assets were $31,608,933 as of December 31, 2010 and $25,352,556 as of June 30, 2011. The $6,256,378 decline in total assets reflects the impact of the negative cash flow from operations of ($5,659,864). Similarly, the loss for the six months ended June 30, 2011 of ($5,632,791) corresponds to the asset decline.

Restricted cash declined from $2,959,188 at the beginning of this quarter to $2,054,255 at June 30, 2011. Collections to the account during the quarter were $150,000 plus a modest amount of interest income. Expenses were $1,050,000 in interest expense and $5,000 in fees.

During 2011, our restricted cash decreased from $3,864,411 at December 31, 2010 to $2,054,255 at June 30, 2011, a change of $1,810,156. Quarterly interest on the Senior Notes is $1,050,000 and was paid on January 30, 2011 and April 30, 2011. Revenue of $300,000 was collected in the first six months of 2011 to offset the interest expense payment out of restricted cash. In addition, the Company received $10,000 from the interest reserve account for servicing the loan. The additional change in restricted cash represents minor operating expenses associated with the Senior Notes.

Our unrestricted cash increased from $8,315,644 to $10,947,011 during the six months ended June 30, 2011. The receipt of the reserve of $7,870,000 following FDA clearance on the Wing device increased our unrestricted cash in January 2011. The decrease in unrestricted cash of $5,238,632 through June 30, 2011 represents the amount by which cash operating expenses and asset purchases exceeded cash received during the first six months of 2011.

On a net basis, our fixed assets increased $793,069 during the first half of 2011. New manufacturing equipment was up $222,961 while dispositions had an original cost of $5,432. Leasehold improvements were up $739,214 while disposals of leasehold improvements were $192,377. Furniture and fixtures were up $65,780 while dispositions of assets in this category were $37,406 during the six months ended June 30, 2011. Computers were up $10,369 and dispositions were $695 in the first six months of 2011. We acquired a new trade show booth for a cost of $18,180 in the second quarter of 2011. The net book value of assets written off or abandoned was $144,114.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our other portfolio products currently under development so we can generate sustained revenues.  We plan to continue to monitor our cash position carefully.

Our July 2010 agreement for the distribution of three blood collection products provides for royalty payments based on minimum volume commitments.  We received our first two quarterly royalty payment in the first half of 2011. Royalty revenues are scheduled to increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the new agreement totals $43.75 million. We also agreed to make minimum quarterly marketing contributions that will total approximately $6.65 million over the six-year term of the agreement, payable in proportion to the volume of royalty revenues we receive.

Our sale of $30 million of Notes enabled us to monetize our right to receive royalty revenues from the sale of our blood collection products over the six-year term of the July 2010 agreement.  An interest reserve pre-funded $4.5 million of debt service on the Notes.  The royalties received from the sale of our blood collection and infusion products are committed to pay principal and interest to the Noteholders until the July 2010 agreement expires in 2016. We also retain the obligation to make quarterly marketing contributions and to pay royalties on the intellectual property for the blood collection products. We expect to use the balance of the proceeds from the sale of the Notes for working capital to fund the commercialization of our technology and expand our ability to manufacture and deliver products to commercial markets.

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

In addition to our $10,947,011 of unrestricted cash at June 30, 2011, we held restricted cash of $2,054,255 to service interest on our Senior Notes.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next twelve months will be covered by our existing cash resources.  Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, primarily the Wing device, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, (c) actively pursuing commercialization opportunities for these products and (d) increasing our administrative capability as needed to support expanded day-to-day operations.

We have projected significant development activity during 2011 and the addition of several new employees and consultants to assist with the development of our new products.  We have no bank debt to service and we have paid for all of our current technology and leasehold improvements.

Our royalty revenue from our three blood collection and infusion products is committed to pay principal and interest during the six-year term of the Notes. Until royalty revenues increase to cover all payments of principal and interest on the Notes, we expect to cover the balance due from the interest reserve.  During 2011, we estimate our cash required to fund operations will be approximately $750,000 to $1,000,000 per month. Until we earn revenues from the sale of our other products currently under development, we expect to fund our operations from our cash balance. Other possible sources of funding include borrowing from commercial lenders and proceeds from the sale of securities. Covenants in the indenture of the Senior Notes limit our ability to borrow funds during the six-year term of the Notes to $7,500,000 of new senior debt and $15,000,000 of new subordinated debt.

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

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first two quarters of 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended June 30, 2011. The following table provides certain information with respect to our purchases of common stock during the three months ended June 30, 2011.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
4/1/2011-4/30/2011	23,960	$2.58	322,225	677,775
5/1/2011-5/31/2011	27,900	$2.25	350,125	649,875
6/1/2011-6/30/2011	21,077	$2.09	371,202	628,798
Through June 30, 2011	142,318	$2.34

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

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
	101.INS	EX-101.INS XBRL Instance Document
	EX-101.SCH	XBRL Taxonomy Extension Schema Document
	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
August 15, 2011	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

August 15, 2011	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
The following exhibits are filed with this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	EX-101.INS XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________