Form 10-Q
period 2011-09-30
MedPro Safety Products, Inc.
filed 2011-11-07
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Large accelerated filer  ☐                                                              Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 13,052,737 shares of Common Stock were outstanding at October 31, 2011.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of September 30, 2011 and December 31, 2010

Statements of Operations for the three and nine months ended September 30, 2011 and 2010

Statements of Changes in Shareholders’ Equity for the nine months endedSeptember 30, 2011 and the year ended December 31, 2010

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,580,242	$8,315,644
Restricted cash	1,630,143	3,864,411
Accounts receivable	632,338	179,107
Accrued interest income	1,211	3,898
Prepaid expenses and other current assets	58,453	29,368
Escrowed Senior Note funds		7,870,000

Total current assets	10,902,387	20,262,428

Property and Equipment
Equipment and tooling	1,119,612	887,607
Leasehold improvements	787,248	240,411
Computers, network and phones	228,507	210,816
Furniture and fixtures	146,929	117,896
Trade show booth	25,521	7,341

Total property and equipment	2,307,817	1,464,071

Less: accumulated depreciation	522,769	422,586

Property and equipment, net	1,785,048	1,041,485
Other Assets
Intangible assets, net of amortization of $975,651 and $596,839, respectively	7,938,997	8,317,810
Deferred financing costs, net of amortization of $526,584 and $157,291, respectively	1,517,916	1,887,210
Prepaid royalties	100,000	100,000

Total other assets	9,556,913	10,305,020

Total assets	$22,244,348	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$840,821	$762,523
Accrued interest payable	700,000	700,000
Derivative liabilities – fair value of warrants	829,905	1,157,823

Total current liabilities	2,370,726	2,620,346

Long-Term Liabilities
Senior Notes	30,000,000	30,000,000

Total long-term liabilities	30,000,000	30,000,000

Total liabilities	32,370,726	32,620,346

Shareholders’ Equity
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $2,273,549 and $1,820,829, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 12,862,276 and 13,091,507 issued and outstanding, respectively	12,862	13,092
Additional paid-in capital	71,112,672	71,344,241
Accumulated deficit	(81,349,246)	(72,466,080)

Total shareholders’ deficiency	(10,126,378)	(1,011,413)

Total liabilities and shareholders’ deficiency	$22,244,348	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Product royalty income	$631,250		$1,412,500
Other revenue	(42)		10,000
Total revenue	631,208	—	1,422,500	—
Cost of revenues and amortization of intellectual property	159,577	803,999	456,678	1,081,612
Gross profit	471,631	(803,999)	965,822	(1,081,612)
Operating Expenses
Salaries, wages, and payroll taxes	1,153,035	1,377,640	2,719,399	5,960,217
Qualified profit sharing plan	24,445	14,436	53,360	45,713
Advertising and promotion	143,568	13,547	313,130	216,518
Product development costs	295,430	179,940	743,727	628,627
Professional fees	577,322	399,281	1,380,218	1,241,665
Insurance	75,461	52,920	247,409	189,482
General and administrative	208,327	172,985	495,215	277,426
Travel and entertainment	144,431	65,709	383,910	335,933
Loss on disposal of assets		682	144,114	682
Depreciation	72,658	48,309	191,980	121,912
Total operating expenses	2,694,677	2,325,449	6,672,462	9,018,175
Loss from operations	(2,223,046)	(3,129,448)	(5,706,640)	(10,099,787)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(1,173,097)	(1,019,230)	(3,519,301)	(1,130,337)
Interest income	4,424	924	14,856	13,396
Change in fair value of derivative liabilities	141,345	297,514	327,919	439,589
Total other income /(expenses)	(1,027,328)	(720,792)	(3,176,526)	(677,352)
Provision for income taxes				—
Net (loss)	$(3,250,374)	$(3,850,240)	$(8,883,166)	$(10,777,139)
Net (loss) per common share
Basic net (loss) per share	$(0.25)	$(0.29)	$(0.68)	$(0.82)
Diluted net (loss) per share	$(0.25)	$(0.29)	$(0.68)	$(0.82)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	12,906,780	13,146,822	13,017,417	13,175,996
Weighted average number of shares outstanding - diluted	12,906,780	13,146,822	13,017,417	13,175,996

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2011
and the Year Ended December 31, 2010

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency
Balance, January 1, 2010	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,023,700	$(56,951,866)
Earned portion of vendor share-based compensation					167,600
Earned portion of employee and director options						4,824,853
Derivative liabilities - warrants issued with debt						(844,488)
Derivative liability discount accretion						685,000
Purchases of common shares	(123,804)	(123)				(344,824)
Net (loss)							(15,514,214)
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$—	$71,344,241	$(72,466,080)
Earned portion of employee and director options						340,819
Purchases of common shares	(229,231)	(230)				(572,388)
Net (loss)							(8,883,166)
Balance, September 30, 2011	12,862,276	$12,862	9,733,531	$97,334	$—	$71,112,672	$(81,349,246)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(8,883,166)	$(10,777,139)
Adjustments to reconcile net (loss) to net cash flows from operating activities:
Depreciation	191,980	121,912
Amortization	748,106	458,987
Debt discount accretion	—	685,000
Property, plant and equipment disposals	144,114	682
Share based compensation	340,819	4,912,686
Change in fair value of warrant (derivative liabilities)	(327,919)	(439,589)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(450,544)	18,424
Inventory	—	(20,697)
Other current assets	(29,085)	(8,001)
Accrued interest payable	—	280,992
Accounts payable and accrued expenses	78,298	297,673
Net cash flows from operating activities	(8,187,397)	(4,469,070)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(1,079,656)	(2,077,500)
Reserve pending FDA product clearance	—	(7,870,000)
Restricted cash-Interest Reserve releases	2,234,268	(4,500,000)
Prepaid Royalties		(100,000)
Net cash flows from investing activities	1,154,612	(14,547,500)
Cash Flows From Financing Activities
Technology transfer payments	—	(250,000)
Repayments on bank borrowings	—	(4,107,977)
Proceeds from notes payable to and advances from shareholders	—	2,800,000
Payments on notes payable to and advances from shareholders	—	(2,800,000)
Proceeds from the issuance of senior notes	—	25,000,000
Senior Note funds released from escrow	7,870,000	—
Repurchases of common shares	(572,617)	(228,264)
Net cash flows from financing activities	7,297,383	20,413,759
Net increase / (decrease) in cash	264,598	1,397,189
Cash at the beginning of the period	8,315,644	4,072,443
Cash at the end of the period	$8,580,242	$5,469,632
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,150,000	$196,409
Non-Cash Activity
Non-cash portion of derivative liabilities associated with warrants	$327,919	$221,490
See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Accounts Receivable - As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  As of September 30, 2011 and December 31, 2010 the Company has no allowance for doubtful accounts since we have only one customer and revenue is being received based upon a minimum volume contract.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory - Inventory at December 31, 2009 consisted primarily of Needlyzer™ devices, which were carried at the lower of cost or market value on a first-in first-out basis.  Finished Needlyzer™ inventory and the remaining raw materials inventory associated with our blood collection devices was written off during the year ended December 31, 2010. The Company has not manufactured any product for resale during the three and nine months ended September 30, 2011. We have manufactured product for testing and as samples for prospective customers. The cost of these items has been expensed.

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

No income tax benefit (expense) was recognized for the three and nine months ended September 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes through December 31, 2010 in excess of $29 million.

The Company currently has tax return periods open beginning with December 31, 2007 through December 31, 2010 .

Cash and Cash Equivalents - For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Concentration of Credit Risk - From time to time during the year ended December 31, 2010 and nine months endedSeptember 30, 2011, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which was primarily codified into ASC Topic 260, basic earnings per share were computed using weighted average shareholdings of 12,906,780 and 13,146,822 for the three months ended September 30, 2011 and 2010.  Basic earnings per share were computed using weighted average shareholdings of 13,017,417 and 13,175,996 for the nine months ended September 30, 2011 and 2010. There were no new common shares issued in the three and nine months ended September 30, 2011.

The basic earnings per share are calculated on the weighted average number of common shares outstanding.  Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  The Company’s potentially dilutive securities consist of options and warrants, as well as, convertible preferred stock. Because the Company had a net loss for the three and nine months ended September 30, 2011 and 2010, there is no dilutive effect and both the basic and diluted losses per share were the same for each period.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common
Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update contains the results of the work

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

NOTE 5 – INVENTORY

The Company had no inventory at December 31, 2010 or September 30, 2011.

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

To date, three of the existing patented products, the blood collection devices, the winged blood collection set and the syringe guard products, have been utilized to manufacture parts for testing and evaluation.  The Company's customer and manufacturer began delivering the Tube-Touch™ blood collection device in the second quarter of 2011.  The Company has earned royalty revenue, based on minimum production volumes, for the last four calendar quarters.

Amortization expense of $748,106 includes amortization of $378,814 for the intellectual property and amortization of loan fees, reflected as interest expense, of $369,292.  Estimated future amortization for the balance of this fiscal year is expected to be $249,367 (financing costs $123,097 and intellectual property $126,270). Amortization for the fiscal years ended on December 31 is expected to be as follows:

Fiscal Year Ending December 31,	Intellectual Property Amount	Financing Costs Amount
2012	$1,724,085	$492,390
2013	$1,724,085	$432,327
2014	$1,681,995	$320,155
2015	$1,219,000	$137,638
After 12/31/2015	$1,219,000	$12,309

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 7 – LONG-TERM DEBT

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
14% Senior Notes due 2016 to various institutional noteholders, interest due quarterly beginning October 31, 2010, principal payments commence when revenue from the guaranteed minimum volume contract is sufficient to cover principal and interest; 100% of the contract revenue, reduced by certain limited expenses, is allocated to debt service through October 30, 2016	$30,000,000	$30,000,000
	30,000,000	30,000,000
Less: current portion
Long-term portion	$30,000,000	$30,000,000

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

The interest reserve is being used to pay interest during the ramp up of royalty payments due on the blood collection devices under our minimum volume contracts.  Payments of interest on the Notes have been made through October 30, 2011. Royalty revenues received under the minimum volume contract are deposited into a collection account held by the trustee, and these funds are supplemented from the interest reserve, as necessary, to complete the scheduled payments on the Notes.  The next four quarterly payments on the Notes are scheduled to be $1,050,000 per quarter.  The balance in the interest reserve account at December 31, 2010 was $3,864,411, which is less than the total amount of payments due during the calendar year of 2011.  Accordingly, the Company classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes during the next twelve months.  Payments of principal and interest to the Noteholders are guaranteed by the Company. The balance in the interest reserve (restricted cash) account at September 30, 2011 was $1,630,143.

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

At September 30, 2011, the Company’s issued and outstanding shares consisted of 12,862,276 shares of common stock, 6,668,229 shares of Series A Stock, 1,493,779 shares of Series B Stock, and 1,571,523 shares of Series C Stock.  In addition, warrants to purchase 2,476,012 shares of common and options to purchase 4,433,471 shares of common were outstanding at September 30, 2011.

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

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through December 31, 2010 the Company had repurchased 228,884 shares in open market transactions at an average price per share of $3.20.  During the quarter ended September 30, 2011, the Company acquired an additional 86,913 shares of its own common stock at an average price of $2.76 per share. The Company has acquired 226,231 of its own shares in open market transaction during the nine months ended September 30, 2011 for a total cost of $572,647 at an average cost per share of $2.53. The total number of shares repurchased has been 458,115 shares at $2.85 per share average cost.  The Company has spent $1,304,070 on share repurchases since the inception of the buy-back program.

NOTE 11 – STOCK PURCHASE WARRANTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The following table sets forth by level, within the fair value hierarchy, the Company's liabilities at fair value as of March 31, 2011 (in thousands):

Derivative Liabilities	Level 1	Level 2	Level 3
Balance at December 31, 2010	$—	$—	$1,157,823
Change in Valuation for March 31, 2011	$—	$—	(401,297)
Change in Valuation for June 30, 2011	—	—	214,723
Balance September 30, 2011	$—	$—	$829,905

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

The factors utilized to value the warrants at June 30, 2011 and the resulting change in derivative liabilities are reflected in the following table:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	Valuation Factors Used and Resulting Valuation Adjustments at September 30, 2011
Warrants Issued	Warrants	Risk Free Return	Remaining Term	September 30, 2011 Per Share Valuation	Value at September 30, 2011	Value at June 30, 2011	Gain from Change in Derivative Valuation
2/26/2010	212,500	0.42%	3.41	$1.0039	$213,339	$253,159	$39,820
3/31/2010	112,500	0.42%	3.5	1.0187	114,609	135,823	21,214
4/30/2010	208,334	0.42%	3.58	1.1931	248,564	287,018	38,454
6/3/2010	50,001	0.42%	6.38	1.2061	60,307	69,577	9,270
6/30/2010	75,002	0.42%	3.75	1.2061	90,460	105,820	15,360
8/5/2010	83,335	0.42%	3.85	1.2315	102,625	119,852	17,227
	741,672				$829,904	$971,249	$141,345
Volatility used at September 30, 2011 was 76.266%; market price of the Company stock at September 30, 2011 was $2.40.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

On May 27, 2009, the Company awarded incentive stock options to purchase 185,715 common shares to all of its employees.  The exercise price of the options was $3.85 per share, the market price at the close of trading on the grant date, except that the exercise price for the options to purchase 25,974 shares awarded to the Company’s Chairman was $4.24, 110% of the market price, because he is a 10% shareholder.  The options are exercisable immediately and have a ten-year term, except for the Chairman’s options, which are limited to a five-year exercise term.  The Company recorded $355,106 of unearned compensation expense for the May 27, 2009 awards.  The Company is recording compensation expense over three different periods for the Chairman, other officers and other employees, respectively, at $5,819 per month or $17,457 for the three months ended September 30, 2011. Unearned compensation for these options was $191,484 at September 30, 2011.

The CEO’s options were valued based on a 2.5 year life with 1.23% risk-free return.  The other officer options were based on a 5 year life and a 2.43% risk-free return.  Finally, the employee options were based on a 6 year life and a 2.83% risk-free return.  The resulting values were $1.21, $1.90 and $2.09 per option, respectively, utilizing these inputs.

On August 24, 2009, the Company awarded options to purchase 50,000 shares to both of the directors appointed to its board in October 2008.  The options have the same terms as the options previously granted to the employees and the other directors in August 2008.  The option exercise price is $1.81 per share and the options may only be exercised between January 1, 2013 and January 31, 2013.  The unearned compensation booked at August 24, 2009 for these two options was $224,372. The Company recorded compensation expense of $16,674 for the three months ended September 30, 2011.  The factors utilized, at the issue date, to value these options were a volatility factor of 53%, a life of 2 years, $3.70 fair value at grant based on market prices and a 1.05% risk-free rate of return.  The resulting option value based on the $1.81 exercise price was $2.24.  There was no remaining unearned compensation for these options at September 30, 2011.

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

The unearned compensation is being recorded as expense over a six year life of the options at $1,277 per month. The Company recorded compensation expense of $3,831 for the three months ended September 30, 2011.   The factors used to value these options, at the issue date, were a life of 6 years, market prices for the stock value ($3.65 exercise price at date of grant), a 55% volatility factor and a 2.25% risk-free return.  The resulting value was $1.95 per option.  Unearned compensation on these

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

options was $61,513 at September 30, 2011.

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

The unearned compensation is being recorded as expense over a two and one-half year life for the officer options at $6,079 per month. The Company recorded compensation expense of $18,237 for the three month period ended September 30, 2011.   The employee options are being recorded over five years at $3,983 per month.  The Company recorded $11,948 of earned compensation for the three months ended September 30, 2011.

The factors used to value these options were a life of 2.5 and 5 years, market prices for the stock value ($2.70 exercise price at date of grant), a 34.79% volatility factor and a 0.67% and 1.28% risk-free return. The resulting values were $0.60 and $0.88 per option, respectively for officers and employees.  Unearned compensation on these options was $301,503 at September 30, 2011.

On February 2, 2011, the Compensation Committee of the Board awarded options to purchase 300,000 common shares to our CEO, one-third of the options vest on each of December 31, 2011, 2012 and 2013 provided our CEO continues to be employed by the Company on each vesting date. The exercise price is $2.62 and the options have a five-year exercise period after they vest. The earned portion of these options was $26,199 for the third quarter ended September 30, 2011.

We calculated the value of these options using a 2.5 year exercise period after vesting and based the valuation on the Black-Scholes formula utilizing the following inputs:

	Expected	Option			Risk Free
Option Vests	Exercise Date	Term	Price	Volatility %	Return %
12/31/2011	6/30/2014	3.5	$2.62	72.148%	1.12%
12/31/2012	6/30/2015	4.5	$2.62	72.148%	2.10%
12/31/2013	6/30/2016	5.5	$2.62	72.148%	2.10%

Based on the inputs, the options were valued as follows:

		Amortization
		of Earned	Unearned
		Compensation	Compensation
Option	Value	at September 30, 2011	September 30, 2011
12/31/2011	$132,103	$15,929	$116,174
12/31/2012	149,822	13,967	135,855
12/31/2013	162,750	12,361	150,389
	$444,675	$42,257	$402,418

On August 15, 2011, the Company issued a stock purchase option to the COO for 50,000 shares exercisable at $2.96 per share on or after the one year anniversary date after grant. The grant has a ten year term. The option was valued based on both a binomial model and the Black Scholes method of valuation. Factors used to value the option included a fair market value and exercise price of $2.96 at the date of grant, an expected exercise date of 36 months from the grant date, a risk free return of 0.34% and a volatility factor of 78.362%. The resulting market value of the option was $4.42 (binomial) to $4.43 (Black Scholes). The total unearned compensation recorded was $221,390. The earned portion recorded this quarter was $9,324.

On August 23, 2011, the Company granted five 25,000 share options to the non employee Directors. The options are exercisable on the one year anniversary, have a ten year term and were expected to be exercised within three years from the grant date for valuation purposes. The factors used to value these options, using the same two methods employed on the COO options, were a volatility factor of 77.821%, a risk free return rate of 0.38% and a fair market value and exercise price at the

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

date of grant of $2.96. The resulting value for the options was $ 4.39 to $4.40 per share. The individual option blocks of 25,000 options were recorded as unearned compensation at $109,844 each for five separate grants totaling $549,220. The earned portion amortized to expenses in the third quarter was $19,240 for all five options.

Finally, on August 23, 2011, the Company issued a stock purchase option to the newest Director, for 50,000 shares exercisable at $1.81 per share on or after January 1, 2013 and before January 31, 2013. The grant has a 1.44 year estimated life. The option was valued based on both a binomial model and the Black Scholes method of valuation. Factors used to value the option included a fair market value of $2.96 and an exercise price of $1.81 at the date of grant, an expected exercise date of 1.44 years from the grant date, a risk free return of 0.22% and a volatility factor of 77.821%. The resulting market value of the option was $4.57 (binomial) to $4.56 (Black Scholes). The total unearned compensation recorded was $228,152. The earned portion recorded this quarter was $16,611.

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30, 2011		Twelve Months Ended December 31, 2010
	Shares	Average weighted exercise price	Shares	Average weighted exercise price
Outstanding beginning of period	3,908,471	$2.10	3,332,971	$1.95
Granted	525,000	$2.66	575,500	$2.70
Exercised	—	—	—	—
Expired/Canceled	—	—	—	—
Outstanding, end of Period	4,433,471	$2.13	3,908,471	$2.06

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

Weighted average exercise price	Options outstanding	Average weighted remaining contractual life (years)	Options Exercisable
$2.13	4,433,471	2.838	808,471

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

Total lease expense was $20,925 for the three months ended September 30, 2011 and 2010.  Future minimum lease payments for the balance of this fiscal year are expected to be $20,925 and $55,800 for the fiscal year ended December 31, 2012.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Our existing space is being actively marketed but we may have to pay dual rent for a period of time until this space is rented.

Lease expense on the new premises began on May 1, 2011. There was no rent expense in the first quarter of 2011 on the new offices.  Lease expense for the three months ended September 30, 2011 was $24,000. Future minimum lease payments for the balance of this fiscal year are expected to be $24,000 and for future annual fiscal periods ended December 31 are as follows:

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

The Company agreed to make a quarterly financial contribution to the distributor to help cover the anticipated expenses of marketing the products once production has begun.  Our marketing contributions would total approximately $6.65 million over the six-year term of the July 2010 Agreement.  The Company also paid the distributor $350,000 to resolve issues of prior agreements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE-15 - SUBSEQUENT EVENTS

Option Exercise and Departure of Executive Officer
On September 22, 2011 the Company's President, left the Company. On October 21, 2011, the officer elected to exercise 1,050,000 options of the 1,225,974 options held, on a cashless basis. These options were originally granted on August 18, 2008. The Company issued 210,161 shares to the former officer after reduction for the payment of the exercise price and payment of withholding taxes. The remaining options granted to the officer subsequently expired.

The Company recorded, on September 30, 2011, $379,073 of officer compensation and certain additional benefits based on the officer's employment agreement and an agreement executed by the parties upon the officer's departure. The liability was reflected in accrued expenses at September 30, 2011. Certain amounts were paid at signing and the severance compensation is being paid over twelve months. Reimbursement for medical insurance is being paid over 18 months.

Legal Proceedings
On November 1, 2011, Visual Connections, Inc. filed suit against MedPro in federal district court alleging breach of contract, unjust enrichment/constructive trust, and interest. Visual Connections claims that under the terms of the agreements pursuant to which MedPro acquired the intellectual property underlying three medical devices from Visual Connections, Visual Connections is entitled to receive royalty payments on the principal amount of the 14% Senior Notes due 2016 that a wholly owned subsidiary of MedPro issued to institutional investors in September and October 2010. Visual Connections, Inc. v. MedPro Safety Products, Inc., Case No. 5:11-cv-00354-JBC (E.D Ky.). MedPro believes the claim that it owes royalty payments on the proceeds of long-term debt is without merit, and intends to contest the matter vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2010.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Our long-term strategy is to enter into partnership agreements with major medical products distribution partners, which whenever possible would be fixed minimum volume contracts. We have entered into one such agreement for three of our products.  In addition, we are discussing the terms of a similar distribution arrangement with potential partners for a proprietary safety syringe product, an intravenous, prefilled drug delivery device and a prefilled pharmaceutical safety syringe.  Our product development plans also include a needleless intravenous line based on patents and designs we control.

In July 2010 we entered into a six-year agreement granting rights to manufacture and distribute our three blood collection products and providing for royalty payments based on minimum volume commitments commencing October 1, 2010.  The royalties began accruing on that date and we received our first royalty payment in January 2011.

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

In addition to revenue commencing on our blood collection device, we have been active in the development of our prefilled IV and safety syringe drug delivery systems and fillable safety syringes. We have produced product samples and packaging for our prefilled and hypodermic safety syringe systems and have built lower volume sample tools for both. We have also developed an IV delivery system that will work with our prefilled medicament cartridge. We are actively seeking development and distribution partners for these products.

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

Senior Note Offering

On September 1, 2010, MedPro completed the issuance of $25 million principal amount of 14% Senior Secured Notes due 2016 (the “Notes”) in a private placement to institutional investors. In connection with the Note issuance, MedPro transferred all of its rights under the July 2010 agreement to receive royalties from the distribution of three safety blood collection and infusion products to MedPro Investments, LLC (“Issuer”), which issued the Notes. The Issuer is a newly formed, wholly owned, limited liability company that is taxable as a corporation and disregarded for tax purposes. The maturity date of the Notes is October 30, 2016. The Notes are obligations of the Issuer and are guaranteed by MedPro.  The Notes bear interest on the unpaid principal balance at a rate of 14% per annum. The transaction is described in the Company’s Form 8-K filed September 8, 2010.

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

We determine our inventory value at the lower of cost (first-in, first-out method) or market value. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved depends on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. After writing off all remaining inventory of discontinued legacy products, the Company had no inventory of product for sale at September 30, 2011.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

MedPro recorded a net loss of $(3,250,374) for the three months ended September 30, 2011, as compared to a net loss of $(3,850,240) for three months ended September 30, 2010.  Losses from operations for the three months ended September 30, 2011 and 2010 were $(2,223,046) and $(3,129,448).

Revenue for the three months ended September 30, 2011 was $631,208. Revenue for the nine months ended September 30, 2011 was $1,422,500. There was no revenue in either period of 2010. The current quarter and year to date revenue in 2011 was predominately from royalty income from the Company's minimum volume contract for its blood collection devices. Cost of revenue and amortization of intellectual property was $159,577 for the current quarter and $803,999 for the same period on 2010. The costs in the quarter ended 2010 included a $600,000 settlement for prior period royalties the company agreed to pay to its principal inventor on the blood collection patents to settle a dispute between the parties. The balance of these costs consisted of product costs for testing and amortization of the blood collection patents.

Total employee compensation, including share-based compensation, for the three months ended September 30, 2011 decreased by $224,605 compared to the same period of 2010.  We completed the amortization of compensation costs from the August 18, 2008 employee and director options in the third quarter of 2010.  This resulted in a quarterly decrease in share-based compensation in 2011 of $951,750, which accounts for more than the total decline.  The remaining difference relates to changes in compensation and the effect of adding two new employees in the fourth quarter of 2010 and hiring our new COO in April 2011. We had severance and final compensation payments and accruals for a departing executive totaling $427,650 booked in September 2011. These expenses substantially offset the decline in unearned compensation amortized into expense compared to the same quarter in 2010.

The results for the third quarter of 2011 also reflect share-based compensation for options granted in February 2011 for the CEO and in August for the non-employee directors and our new COO. These new 2011 options grants totaled $71,374 in increased third quarter amortization of unearned compensation into current expense.

The change for the nine months ended September 30, 2011 versus the prior year period was a decrease of $3,619,891 in salaries, wages and payroll taxes. The nine month period was influenced by many of the same factors that impacted the third quarter of 2011. Predominantly, the reduction in salaries was due to the $4,404,266 decline in amortization of earned compensation from the various share-based compensatory options granted in prior years versus the amortization of unearned compensation expensed in 2011. The increases in 2011 versus 2010 of approximately $784,000 related to bonuses, raises and additional employee pay of approximately $334,000, moving expenses added to compensation of our new COO of approximately $23,000 and severance expenses for our former president of approximately $427,000.

Advertising and promotion expense increased $130,021 in the three months ended September 30, 2011 versus the same period in 2010.  The increase for the nine months ended September 30, 2011 was $96,612. There were increases in investor relations activity in the nine months ended September 30, 2011 and the attendance at a national infectious disease conference during the second quarter of 2011. Investor relations expenditures, in total, increased $264,212 between the nine months ended September 30, 2011 and the same period in 2010. Marketing materials increased by $227,739 from 2010 to 2011. Other promotional costs increased by $36,473 between the nine month periods ended September 30, 2011 and 2010. Additions and enhancements to the Company's website were part of the increase. Marketing resources in excess of $140,000 were contracted to assist the Company with presenting our products to potential customers. Finally, a $167,600 share-based payment to a research organization was expensed in 2010 that did not recur in 2011.

Professional fees and costs were up by $178,041 in the three months ended September 30, 2011 versus the same period in 2010. Professional fees were up $138,553 during the nine months ended September 30, 2011 over the same period in 2010. Legal fees were up $94,350 this year to date over 2010. Consulting costs increased by $81,830 as a result of a product positioning costs incurred in the third quarter. of 2011.

Accounting, auditing and certification costs were up $21,806 in the nine months ended September 30, 2011 over 2010.  The Company was re-certified under ISO 13485 which accounted for a portion of the $11,250 increase. Accounting and auditing increases represented the remaining $10,556 of increases in 2011 versus 2010. Employee recruiting costs were up $48,299 in the nine months ended September 30, 2011.

Factors contributing to the increase in legal and advisory fees in 2011 relate to increased regulatory costs and patent reviews. Increased certification costs included ongoing work toward our CE marking in Europe (which was recently granted) and slightly higher audit fees versus the same period in 2010.

Travel costs were $144,431 for the quarter and were $78,722 higher than the same quarter in 2010. The increased travel in this quarter reflected increased travel associated with focus group activity on new products and meetings with prospective contract manufacturers, potential customers and increased product marketing activity.  The major changes during the nine month periods ended in 2011 and 2010 were an increase in airfare of $12,611, decline in car rentals of $762 and a decline in hotels of $18,309. Meals were up during the nine months ended September 30, 2011 by $26,563 over the same period in 2010 reflecting increased investor relations activity and increased travel activity. Entertainment was up $21,991 in the nine months ended in 2011 over the same period of 2010. All other travel costs were up a net of $5,883 in 2011versus the nine months of 2010.

General and administrative costs are up $35,342 in the current quarter versus the same quarter in 2010. For the nine months ended September 30, 2011 as compared to the same period in 2010, general and administrative expenses are up $217,789.  Building rent, maintenance and related expenses are up $45,388 this year to date over last year. Rent is up $40,000. We have paid five months of rent on our new space and continue to pay rent on our former location.

Network costs, computer support services and software are up $58,761 in connection with our relocation and some continuing improvement in technology, as well as, standardizing software platforms within our staff. Through September 2011, conference registrations are down $2,873, employee training is up $6,095 and employee training is down $1,540 for a net increase of $1,682 this year over 2010. Filing fees and taxes are down $5,214 this year. The Company is now having to pay for parking in 2011, totaling $9,960, which was not incurred in prior years. Postage and shipping are up $6,976 this year to date over the prior year. Utilities are up $4,086 in 2011 since we are paying for two locations and are now paying for water in our new location. Office expenses are $10,744 higher due to the move and two new headcount over last year. Printing and reference materials are up $3,871 in the current year. These cost reflect new stationary and printing associated with our new location.

We incurred employee recruitment and relocation expenses in 2011 of $29,829 which were $28,358 more than in 2010. These related primarily to our new COO's moving expenses. The Company paid $31,250 in Directors' fees for the first time in the third quarter of 2011. Contribution expenses were up $15,285 in 2011 versus last year. The remaining increase this year versus last year was a variety of miscellaneous expenses representing a net increase in 2011 of $4,960 over 2010.

The Company incurred $208,327 of third quarter 2011 general and administrative costs. The same costs for the third quarter of 2010 were $172,985, or a $35,342 increase between the quarters in 2011 and 2010. In 2011, rent was up $24,000 in the third quarter over the second quarter.

Insurance costs are $247,409 through September 30, 2011. They were $189,482 through the same period last year. We have had three more employees in 2011 increasing our health and benefits coverage costs. Our health insurance basic coverage increased by less than 15% this year. We have increased our products liability coverage to include the substantially increased sales of product in 2011. We also instituted an evacuation and medical coverage plan for employees expected to travel out of the country this year. Our property and casualty coverage has also increased since we now have property in several states and in two locations in Lexington. Insurance cost in this quarter were $75,461 which is $22,541 greater than the $52,920 incurred in the same period in 2010.

Depreciation was up $70,068 to $191,980 for the nine months ended September 30, 2011. Amortization charges on our intellectual property of $378,814 and amortization of Senior Note issuance costs of $369,292, both for the first nine months of 2011, exceeded the 2010 costs for the same period of $121,912 and $403,270, respectively. The depreciation was reflected under cost of operations and the amortization of our intellectual property was reflected in cost of revenues. Amortization of loan costs on our Senior Debt were reflected in interest expense. All depreciation and amortization costs through nine months ended September 30, 2011 totaled $570,794, excluding $369,292 of amortization of Senior Note issuance costs.

Product development costs were $743,727 in the nine months ended September 30, 2011 and $628,627 in the same first six months of 2010. These costs reflect the Wing build and the prefilled syringe tooling and manufacturing costs.

Prefilled syringe packaging design costs were also incurred in the first nine months of 2011 unlike the same period 2010. Engineering and material costs were up $273,565 in the nine months ended September 30, 2011. Completed parts were down $106,262 for the nine months ended September 30, 2011 due to the blood collection build in the same period of 2010 that did not recur in 2011. Other testing, sterilization and simulated use costs were $52,202 less in the nine months ended September 30, 2011 versus 2010.

Quarter to quarter comparison reflects $295,430 of product development costs in the third quarter of 2011 versus $179,940 for the same period in 2010. The prior year included build costs for the blood collection products. Although testing of the blood collection products is ongoing in 2011, most of them are being made by our customer and shipped to us. These costs in the third quarter of 2011 include our syringe products and some continuing work on our Wing product.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location. All these costs were recorded in the first quarter.

Interest expense was $3,519,301 in the nine months ended September 30, 2011 versus $1,130,377 in the same period in 2010 primarily due to the issuance of the Senior Notes in 2010.  Interest expense was $1,173,097 and $1,019,230 in the three months ended September 30, 2011 and September 30, 2010, respectively. Interest income was $14,856 in the nine months ended September 30, 2011 and $13,396 in same period of 2010.  The respective interest income amounts were $4,424 and $924 for the three months ended September 30, 2011 and 2010.  The 2010 interest expense was attributable to bank debt and shareholder loans. The 2011 interest expense all relates to the Senior Notes.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the first nine months of 2011 was $327,919. The first nine months of 2010 reflected a gain of $439,589.  The difference is attributable to the inputs utilized to value the underlying derivative liabilities. The third quarter change in 2011 was a gain of $141,345 reflecting a decrease in the liability for the quarter. In 2010, the second quarter reflected a gain of $297,514 which correlates to a reduction of the liability for that period last year. The derivative liability declines as the warrants associated with the liability are closer to their expected exercise date, as the stock declines in value or as the risk free return declines thereby reducing the liability.

Most of these factors were evident in the derivative valuation in the most recent quarter. The remaining term of the warrants and underlying derivative liability naturally declined by three months. The stock price volatility declined from 82.902% to 76.266%. The stock market price went from $2.50 to $2.40 between the last quarter and this quarter. Finally, the risk free return declined from between 0.81% and 1.76% last quarter to approximately 0.42% this quarter. These factors combined to reduce the derivative liability and thus create the gain on the valuation of the liability.

Liquidity and Capital Resources

Total assets were $31,608,933 as of December 31, 2010 and $22,244,348 as of September 30, 2011. The $9,364,585 decline in total assets reflects the impact of the negative cash flow from operations of $(8,187,397). Similarly, the loss for the nine months ended September 30, 2011 of $(8,883,166) corresponds to the asset decline.

Restricted cash declined from $2,054,255 at the beginning of this quarter to $1,630,143 at September 30, 2011. Collections to the account during the quarter were $631,250 plus a modest amount of interest income. Cash expenses were $1,050,000 in interest expense and $8,500 in fees.

During 2011, our restricted cash decreased from $3,864,411 at December 31, 2010 to $1,630,143 at September 30, 2011, a change of $2,243,268. Quarterly interest on the Senior Notes is $1,050,000 and was most recently paid on October 31, 2011. Revenue of $1,412,500 was collected in the first nine months of 2011 to offset the interest expense payment out of restricted cash. In addition, the Company received $15,000 from the interest reserve account for servicing the loan. The additional change in restricted cash represents minor operating expenses associated with the Senior Notes and timing differences between accrual and cash accounting for the timing of revenue collection and payment of expenses.

Our unrestricted cash increased from $8,315,644 to $8,580,242 during the nine months ended September 30, 2011. The receipt of the reserve of $7,870,000 following FDA clearance on the Wing device increased our unrestricted cash in January 2011. The net decrease in unrestricted cash of $7,605,402 through September 30, 2011 represents the amount by which cash operating expenses and asset purchases exceeded cash received during the first nine months of 2011.

On a net basis, our fixed assets increased $743,563 during the nine months ended September 30, 2011. New manufacturing equipment was up $233,172 while dispositions had an original cost of $5,432. Leasehold improvements were up $787,248 while disposals of leasehold improvements were $192,377. Furniture and fixtures were up $66,440 while dispositions of assets in this category were $37,406 during the nine months ended September 30, 2011. Computers were up $23,992 and dispositions were $695 in the first nine months of 2011. We acquired a new trade show booth for a cost of $18,180 in the second quarter of 2011. The net book value of assets written off or abandoned was $144,114 for the nine months ended September 30, 2011.

Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our other portfolio products currently under development so we can generate sustained revenues.  We plan to continue to monitor our cash position carefully.

Our July 2010 agreement for the distribution of three blood collection products provides for quarterly royalty payments based on minimum volume commitments.  We received our first royalty payment in January 2011. Royalty revenues are scheduled to increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the new agreement totals $43.75 million. We also agreed to make minimum quarterly marketing contributions that will total approximately $6.65 million over the six-year term of the agreement, payable in proportion to the volume of royalty revenues we receive.

Our sale of $30 million of Notes enabled us to monetize our right to receive royalty revenues from the sale of our blood collection products over the six-year term of the July 2010 agreement.  This transaction has been recorded as debt and is required to be repaid in accordance with its terms regardless of default by our customer. An interest reserve pre-funded $4.5 million of debt service on the Notes.  The royalties received from the sale of our blood collection and infusion products are committed to pay principal and interest to the Noteholders until the July 2010 agreement expires in 2016. We also retain the obligation to make quarterly marketing contributions and to pay royalties on the intellectual property for the blood collection products. We expect to use the balance of the proceeds from the sale of the Notes for working capital to fund the commercialization of our technology and expand our ability to manufacture and deliver products to commercial markets.

The net proceeds from the sale of the Notes enabled us to pay off all current bank and shareholder debt in September 2010. During the first nine months of 2010, we had borrowed a total $2,800,000 from our principal investor, VOMF, which was bearing interest at rates of 6% and 7% per annum.  In connection with this bridge financing, we granted VOMF warrants to purchase 325,000 shares of common stock at $4 per share and warrants to purchase 416,672 common shares at $3.00 per share.  The outstanding principal and all accrued interest on the bridge financing was paid in full on September 1, 2010.

In addition to our $8,580,242 of unrestricted cash at September 30, 2011, we held restricted cash of $1,630,143 to service interest on our Senior Notes.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next nine months will be covered by our existing cash resources.  Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, primarily the Wing device, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, (c) actively pursuing commercialization opportunities for these products and (d) increasing our capability as needed to support these expanded day-to-day operations.

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

The Company is currently pursuing commercial financing to enable us to keep the Company funded until we achieve sufficient revenues from our new products to fund operations. We have also engaged investment banking resources to assist us in preparing to fund our manufacturing and development costs for our new products, in the event we do not contract with a customer or manufacturer to assist us with these costs. Management believes equity or debt financing will be available to continue to fund operations.

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

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first two quarters of 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

On November 1, 2011, Visual Connections, Inc. filed suit against MedPro in federal district court alleging breach of contract, unjust enrichment/constructive trust, and interest. Visual Connections claims that under the terms of the agreements pursuant to which MedPro acquired the intellectual property underlying three medical devices from Visual Connections, Visual Connections is entitled to receive royalty payments on the principal amount of the 14% Senior Notes due 2016 that a wholly owned subsidiary of MedPro issued to institutional investors in September and October 2010. Visual Connections, Inc. v. MedPro Safety Products, Inc., Case No. 5:11-cv-00354-JBC (E.D Ky.). MedPro believes the claim that it owes royalty payments on the proceeds of long-term debt is without merit, and intends to contest the matter vigorously.

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended September 30, 2011. The following table provides certain information with respect to our purchases of common stock during the three months ended September 30, 2011.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
7/1/2011	38,257	$2.77	409,459	590,541
8/1/2011	13,900	$2.98	423,359	576,641
9/1/2011	34,756	$2.67	458,115	541,885
9/1/2011	86,913	$2.76

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
November 7, 2011	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

November 7, 2011	By:	/s/ Marc T. Ray
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