Form 10-Q/A
period 2011-03-31
MedPro Safety Products, Inc.
filed 2011-12-13
CIK 1364896

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

Explanatory Note

This Amendment is being filed to correct the certifications of the Chief Executive Officer and the Chief Financial Officer furnished as Exhibits 32.1and 32.2, respectively.

In addition a revised Exhibit 31.2 is being furnished to correct the Chief Financial Officer's title in the heading of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
December 13, 2011	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

December 13, 2011	By:	/s/ Marc T. Ray
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

4