Form 10-Q/A
period 2011-09-30
MedPro Safety Products, Inc.
filed 2011-12-14
CIK 1364896

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
Marc T. Ray
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
The following exhibits are filed with this amendment.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
_________________________

4