Form 10-Q/A
period 2011-03-31
MedPro Safety Products, Inc.
filed 2012-01-12
CIK 1364896

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

Explanatory Note

This Amendment (No. 2) is being filed to include the entire 10-Q as originally filed, including all sections and certifications and to make corrections to the Certifications removing reference to the title of the certifying individual in the heading of the Certification. This filing also updated the signature dates throughout the report and certifications.

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

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2011
and the Year Ended December 31, 2010

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency
Balance, January 1, 2010	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,023,700	$(56,951,866)
Earned portion of vendor share-based compensation	—	—	—	—	167,600	—	—
Earned portion of employee and director options	—	—	—	—	—	4,824,853	—
Derivative liabilities - warrants issued with debt	—	—	—	—	—	(844,488)	—
Derivative liability discount accretion	—	—	—	—	—	685,000	—
Purchases of common shares	(123,804)	(123)	—	—	—	(344,824)	—
Net (loss)	—	—	—	—	—	—	(15,514,214)
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$—	$71,344,241	$(72,466,080)
Earned portion of employee and director options	—	—	—	—	—	95,577	—
Purchases of common shares	(69,381)	(70)	—	—	—	(163,500)	—
Net (loss)	—	—	—	—	—	—	(2,733,561)
Balance, March 31, 2011	13,022,126	$13,022	9,733,531	$97,334	$—	$71,276,318	$(75,199,641)

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

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable

NOTE 11 –STOCK PURCHASE WARRANTS – Continued,

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

NOTE 11 –STOCK PURCHASE WARRANTS – Continued,

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
January 12, 2012	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

January 12, 2012	By:	/s/ Marc T. Ray
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