Form 10-Q/A
period 2011-06-30
MedPro Safety Products, Inc.
filed 2012-01-12
CIK 1364896

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

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Product Royalty Income	$631,250		$781,250
Other Revenue	10,042		10,042
Total revenue	641,292	—	791,292	—
Cost of revenues and amortization of intellectual property	161,932	137,265	297,101	277,612
Gross profit	479,360	(137,265)	494,191	(277,612)
Operating Expenses
Salaries, wages, and payroll taxes	739,318	2,318,627	1,566,364	4,582,577
Qualified profit sharing plan	14,895	16,842	28,914	31,277
Advertising and promotion	131,513	12,535	169,562	202,971
Product development costs	200,845	238,665	448,297	448,686
Professional fees	451,586	442,422	802,895	842,385
Insurance	72,445	53,273	171,948	136,562
General and administrative	150,720	33,430	286,888	104,441
Travel and entertainment	164,725	142,475	239,480	270,224
Loss on disposal of assets			144,114
Depreciation	69,643	37,620	119,322	73,604
Total operating expenses	1,995,690	3,295,889	3,977,784	6,692,727
Loss from operations	(1,516,330)	(3,433,154)	(3,483,593)	(6,970,339)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(1,173,106)	(59,754)	(2,346,204)	(111,108)
Interest income	4,931	5,570	10,432	12,472
Change in fair value of derivative liabilities	(214,723)	99,147	186,574	142,075
Total other income /(expenses)	(1,382,898)	44,963	(2,149,198)	43,439
Provision for income taxes				—
Net (loss)	$(2,899,228)	$(3,388,191)	$(5,632,791)	$(6,926,900)
Net (loss) per common share
Basic net (loss) per share	$(0.22)	$(0.26)	$(0.43)	$(0.53)
Diluted net (loss) per share	$(0.22)	$(0.26)	$(0.43)	$(0.53)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	12,984,050	13,166,609	13,043,620	13,190,825
Weighted average number of shares outstanding - diluted	12,984,050	13,166,609	13,043,620	13,190,825

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

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	101.INS	EX-101.INS XBRL Instance Document
*	EX-101.SCH	XBRL Taxonomy Extension Schema Document
*	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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