Form 10-Q/A
period 2011-09-30
MedPro Safety Products, Inc.
filed 2012-01-12
CIK 1364896

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

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	EX-101.INS	XBRL Instance Document
*	EX-101.SCH	XBRL Taxonomy Extension Schema Document
*	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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