Form 10-Q/A
period 2011-06-30
MedPro Safety Products, Inc.
filed 2012-01-20
CIK 1364896

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

Explanatory Note

This Amendment (No. 3) is being filed to include the entire 10-Q as originally filed, including all sections and certifications and to make corrections to the Certifications removing reference to the title of the certifying individual in the heading of the Certification. This filing also updated the signature dates throughout the report and certifications.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
January 20, 2012	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

January 20, 2012	By:	/s/ Marc T. Ray
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