Form 10-K
period 2011-12-31
MedPro Safety Products, Inc.
filed 2012-03-29
CIK 1364896

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer Â	Accelerated filer Â	Non-accelerated filer Â	Smaller reporting company ☒

(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $32,372,973.

As of March 23, 2012, 12,980,563 shares of the registrant’s common stock were outstanding.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this report, factors that could contribute to those differences include, but are not limited to:

¤	Our ability to fund development of our products and operations from third party financing and cash flow from operations.

¤	A highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.

¤	The ability of our competitors with greater financial resources to develop and introduce products and services that enables them to compete more successfully than us.

¤	The continued service of key management personnel.

¤	Our ability to attract, motivate and retain qualified employees.

¤
Changes in government laws and regulations affecting the medical device industry, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

¤
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

¤	Potential litigation or other proceedings, including product liability and patent infringement claims adverse to us.

¤	The effects, if any, of adverse media exposure or other publicity regarding our business, products or operations.

¤	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the FDA (or foreign counterparts) or declining sales.

¤	Our ability to maintain favorable supplier arrangements and relationships with manufacturers and distributors of our products.

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

References in this Report to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

Item 1.    Business.

Overview
MedPro Safety Products, Inc. has developed and acquired a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. In addition to needlestick prevention, the technologies acquired and developed internally create a safer environment for drug delivery that is time saving and reduces the chance of a medication error in administration to the patient. Our objective for each of our products is to enter into a strategic agreement with one or more major pharmaceutical companies or medical product distributor, manufacturer, or supplier. We plan to continue to outsource the production of many of our products to established medical safety device manufacturers while we pursue a strategy of either developing or acquiring our own manufacturing capabilities.
Our offices are located at 145 Rose Street, Lexington, KY 40507 and our telephone number is (859)225-5375. Our website is http://www.medprosafety.com.
History
Our company was originally incorporated in Kentucky in 1995 and changed its domicile to Delaware in 1999. On December 28, 2007, as a condition to a financing in which we sold securities to institutional investors for $13 million, we became a public reporting company through a reverse merger with a public shell company incorporated in Nevada. The combined company, a Nevada corporation, changed its name to "MedPro Safety Products, Inc." The combined company continues our historical business, which is developing and marketing medical safety devices incorporating proprietary needlestick prevention technology and more efficient drug delivery, as described in this section.
In the December 28, 2007 financing, Vision Opportunity Master Fund, Ltd. (“VOMF”), a Cayman Island investment fund, and three other accredited investors purchased $13 million of newly issued shares of Series A Convertible Preferred Stock (“Series A Stock”) and warrants to purchase our common stock. We received approximately $11.6 million in net offering proceeds from the sale of these securities.
In 2008, we received $13,025,000 in cash for our issuance of 1,493,779 shares of newly designated Series B Convertible Preferred Stock ("Series B Stock") when VOMF and its affiliate Vision Capital Advantage Fund, LP ("VCAF", to whom VOMF transferred a portion of its holdings) exercised warrants. In 2009, VOMF and VCAF exercised warrants for $3,000,000 in cash and exchanged all of their remaining warrants for 1,571,523 shares of newly designated Series C Convertible Preferred Stock ("Series C Stock").
In July 2010, we entered into a new distribution agreement for three blood collection products. The agreement provides that we will receive quarterly royalties, with minimum quarterly royalty payments due based on minimum volume production levels over the six-year term of the agreement. The automated assembly line has been assembled, validated and has produced product for shipment to customers. We have received quarterly royalty payments beginning with the fourth quarter of 2010.
On September 1 and October 1, 2010, we issued Senior Secured 14% Notes due 2016 (the “Notes”) in the aggregate principal amount of $30 million in private placements to institutional investors. In connection with the Note issuance, we transferred the rights to receive all royalties under our distribution agreement to a new wholly owned subsidiary that is the issuer of the Notes. All of the royalties payable under our distribution agreement have been committed to pay the principal and interest due on the Notes. We received approximately $23,294,000 in net proceeds after establishing a $4,500,000 interest reserve and paying offering expenses. We used the net proceeds from the sale of the Notes to pay off all of our debt owed to banks and to VOMF on bridge loans, all of which together totaled $4,360,000. Since September 2010, we have been using the remaining net proceeds principally to finance the development of other safety products in our portfolio.
Needlestick Safety and Prevention
One of the most potentially deadly risks to health care workers is the transfer of blood-borne pathogens such as hepatitis and human immunodeficiency virus (HIV) because of accidental needlesticks. A needlestick injury occurs when a sharp that has been in contact with a patient's bodily fluid subsequently is introduced into a healthcare worker's blood or mucous system. The transfer of bloodborne pathogens through a needlestick injury is potentially one of the most deadly risks to healthcare workers. Common pathogens contracted include hepatitis B, hepatitis C, and HIV. In a 2008 study by the American Nurses Association (ANA), 47% of the 706 nurses surveyed reported being accidentally injured by a contaminated needle.
The majority of needlestick injuries have occurred during routine activities that are performed in the healthcare industry. These injuries occur while administering injections, drawing blood, needle disposal, and handling trash and dirty linens. Anyone who comes in contact with a non-sterile, unprotected needle can suffer a needlestick injury. In fact, disposable syringes cause more needlestick injuries than any other type of device.
Although nurses sustain the highest rate of needlestick injuries, all healthcare workers-from physicians to cleaning staff as well as other individuals-are at risk for harm. Consequently, fear of contracting a bloodborne disease from a needlestick injury is one of the greatest workplace concerns for healthcare employees. Other concerns include potential anxiety about disease exposure, the social stigma associated with contracting an infectious pathogen, lost work productivity, and litigation expenses. In addition to the risks faced by healthcare workers, a needlestick injury can also be a costly event for the organizations and businesses that employ healthcare workers. According to the U.S. Centers for Disease Control and Prevention (CDC), direct costs for initial testing and follow-up treatment of a needlestick injury, even if an infection does not occur, can range from $500 to $3,000 or more per injury.
There are 385,000 needlestick injuries per year among U.S. hospitals (Source: CDC, 2004; Panlilio A, et al. “Estimate of the annual number of percutaneous injuries among hospital-based healthcare workers in the United Sattes, 1997-1998.” Inject Control Hosp Epidemiol, 2004, 25(7), pp 556-562). Worldwide, roughly one million needlestick injuries occur annually, according to the European Agency of Occupational Safety and Health (Source: The Royal College of Nursing's Needlestick Injuries: The Point of Prevention, January 2009). Notably, according to the ANA, roughly half of all sharps injuries go unreported by employees.
To help protect healthcare workers from needlestick injuries, many healthcare markets worldwide are transitioning to the mandatory use of safety syringes. In 2000, with the passage of the Federal Needlestick Safety and Prevention Act, the U.S. became the first country to adopt and actively enforce legislation requiring healthcare facilities to use safety syringes. In the European Union, a directive has been adopted that requires all members to take specific preventative measures by May 11th, 2013 that are necessary to protect healthcare workers from injuries caused by needlesticks. Likewise, Canadian and Australian healthcare markets are also working toward the mandatory protection of healthcare workers from needlestick injuries. In countries such as the U.S., where the use of safety syringes is mandated, healthcare facilities are required to conduct annual evaluations of new sharps safety products to assess which devices provide the safest working environment.
Safer Injection Practices
The most common method of drug delivery is through oral administration of a medicine, followed by injection of a drug into the patient. MedPro's drug delivery technology focuses on the injectable market segment. The most common form of container used to hold the injectable is a drug vial, and a hypodermic syringe is used to draw up the medicine from the vial and inject into the patient.
This method of drug delivery poses risks to the patient receiving the medication. The required number of steps of drawing the medicine up into a needle and delivering the medicine increases the risk of contamination that could cause additional harm to the patient. Likewise, this method does not insure that each patient would receive a new, sterile needle, as the same hypodermic could be used for multiple patients. When multi-dose vials are used, if not properly cleaned, cross-contamination between the patient population could also occur.
In response to this, the healthcare industry has seen a large effort to put more injectable products in a prefilled drug container that would be used for a single patient. The Centers for Disease Control created a “One and Only Campaign” (www.oneandonlycampaign.org) to better educate the healthcare workforce on the dangers of multi-use devices. The CDC has stated:
“Whenever possible, use of single-dose vials is preferred over multiple-dose vials, especially when medications will be administered to multiple patients. Outbreaks related to unsafe injection practices indicate that some healthcare personnel are unaware of, do not understand, or do not adhere to basic principles of infection control and aseptic technique. A survey of U.S. healthcare workers who provide medication through injection found that 1% to 3% reused the same needle and/or syringe on multiple patients. Among the deficiencies identified in recent outbreaks were a lack of oversight of personnel and failure to follow up on reported breaches in infection control practices in ambulatory settings.”
The prefilled syringe offers benefits over a standard vial by eliminating the risks stated above. Prefilled syringes are filled with the injectable medicine by the pharmaceutical company and delivered to the point of use. When the patient needs to receive the medication, the nurse can deliver the medicine directly to the patient without having to draw up medicine from a vial with a standard hypodermic. By using the primary container (prefilled syringe) as part of the delivery system, the risks to the patient for contamination or being stuck with a used needle drastically decrease.

Besides the benefits of contamination reduction and single needle use, prefilled syringes for fixed dose administration also eliminate the opportunity for a healthcare worker to draw up the incorrect amount of medicine, a common medication error. A fixed dose, delivered in a prefilled syringe, can be delivered to the patient without relying on additional process steps to deliver the correct amount of medicine.
Market for Needlestick Prevention and Safer Injection Practices
According to Greystone Associates ('Pre-filled Syringes February 2008'), there were a total of 19.3 billion injections worldwide in 2006. Of these 27% were from safety syringes, 56% from the traditional syringe, 14% are from pen injectors (the predominant insulin delivery system in most of the world), and 3% from other devices. The injectable drug market represents an increasingly significant percentage of the pharmaceutical market, valued in excess of $100 billion annually. It is one of the fastest-growing sectors of the market, which pharmaceutical companies expect to generate an increasingly larger percentage of revenues over the coming decade. Traditionally, injectable drugs are supplied in vials that are administered via an IV or a standard syringe and hypodermic needle. There has been a strong trend over the past two decades towards the use of pre-filled syringes as a drug delivery device for therapeutic drugs and vaccines.
The US market for needle-based medical devices has been undergoing a widespread transition to safety syringes over the past two decades. Currently 87% of the acute care market for hypodermic syringes, 92% of specimen collection sets, and 94% of IV catheters include a safety feature. In the alternate care market, safety syringes account for two-thirds of the syringe market with even higher penetration rates among the other devices.
Several factors have driven increased usage of safety syringes in the U.S. The transmission of blood-borne diseases such as HIV-AIDS and Hepatitis C to healthcare workers precipitated federal regulation that spurred the development of more effective needlestick prevention technology. Center for Disease Control (“CDC”) guidelines led to Occupational Safety and Health Administration (“OSHA”) regulations during the 1990's. The Federal Needlestick Safety and Prevention Act (of 2001) further modified the OSHA blood-borne pathogen (“BBP”) standards. The BBP standard required that occupational exposure control plans identify, evaluate and make use of needle devices with built-in safety features and/or needleless systems for withdrawing body fluids, accessing a vein or artery and administering medications. Prior needle-based devices at the time often included no safety feature or required active safety activation by the healthcare worker. Together with the American Nursing Association (ANA) and other organizations, MedPro lobbied for the introduction of the legislation which also required healthcare providers to engage front line healthcare workers in the device evaluation process in order to better protect nurses from harm. OSHA is now enforcing these standards with random inspections and the threat of fines for non-compliance.
Although there has been widespread adoption of safety products, the technologies utilized have not significantly eliminated sharp object injuries to healthcare workers. The International Healthcare Worker Safety Center at the University of Virginia has collected data on occupational exposures to blood borne pathogens from a cumulative total of 84 hospitals in the U.S. since September 1992. Exposure data from these healthcare facilities was collected on an annual basis, merged into an aggregate database, and analyzed using Exposure Prevention Information Network (“EPINet™”) reporting software. Although participating hospitals vary in size, geographic location, and teaching status, the exposure patterns are similar, suggesting a high degree of standardization among medical devices and procedures. The number of injuries attributable to a specific type of device and the aggregate census of the reporting facilities is published annually. The 2007 EPINet data shows 289 needlestick injuries from disposable syringes in survey hospitals totaling a census of 3,400 (30+% of the incidents). Grossing up the reported incident rates for the national census of about 700,000 (a 60-80% occupancy rate on 1MM licensed beds) equates to 51,000 to 68,000 injuries from syringe use in hospitals. At an average cost of $3,000, that equates to $153 to $204 million of post-exposure testing and treatment expense, not to mention the personal and emotional ramifications. Markets and Markets, Global Injectable Drug Delivery Market (2010-2015) estimates there are between 600,000 and 1,000,000 needlestick injuries reported in the U.S. every year.
For drug delivery and blood collection, the needlestick injury can occur at various points during the procedure. A 2006 study from EPINET data categorized the point of use from reported sharps injuries as follows:

Point of Use	Percentage
During use of item	43%
Between steps of a multi-step procedure	15%
After use, before disposal	11%
While putting into the disposal container	5%
Other	26%

Safer injection practices are largely driven by the drug delivery device that is being used to deliver the injectable medicine to the patient. When these devices contain innovative safety solutions for needlestick protection, they decrease the risk of a contaminated needlestick for the healthcare worker. Likewise, innovative prefilled drug containers can also increase the level of safety for the patient receiving the injection. The growing use of prefilled syringes is largely due to the increase in safety benefits it brings to the patient, along with the time savings component for the healthcare worker.
Due to the benefits of the prefilled syringe for the patient, the prefilled syringe global market is expected to reach $4.8 billion by 2015 (Source: Markets and Markets, Global Injectable Drug Delivery 2010). The U.S. Market will be the fastest growing segment, expected to reach $2.2 billion by 2015, at a Combined Annual Growth Rate of 18.3%. The European market for prefilled syringes is more matured as compared to the US market and was worth $1 billion in 2009. This market is expected to reach $1.7 billion in 2015 at a compound annual growth rate of 9.2%. Of the 250 drugs currently under development by pharmaceutical companies, 70% are expected be injectable, making them prospects for a pre-filled delivery device. In addition, development of vaccines, which are well suited for pre-filled delivery, is forecast to grow over the next decade.
Demand for needlestick protection and prefilled drug delivery are expected to show rapid growth over the next decade, with continued emphasis on both healthcare worker and patient safety requirements. MedPro is positioning its product portfolio to take advantage of these market trends.
Targeted Markets
MedPro has assembled a broad portfolio of medical safety devices based on its passive safety technology. Our plan over the next two to three years is to commercialize our drug delivery platform and continue to support our blood collection safety products that are licensed to a multi-national manufacturer and distributor of medical devices. We estimate the targeted market for our products to have annual revenue potential of $15.8 billion by 2015.

Global Injectable Drug Delivery Devices Market, By Products, 2008 - 2015 ($Million)
Product	2008	2009	2010	2015	CAGR% (2010-2015)
Conventional Injection Devices	6,197	6,631	7,101	9,757	6.6
Prefilled syringes	2,028	2,270	2,550	4,806	13.5
Self-injection devices	501	570	648	1,276	14.5
Others	22	24	25	36	7.6
Total	8,748	9,495	10,324	15,875	9.0
Source: Markets and Markets Global Injectable Drug Delivery Market (2010-2015)
MedPro's drug delivery platform focuses on the two major types of devices in the injectable market - conventional injection and prefilled syringe.
MedPro Products
We have one product that is commercially available and several products under development for the blood collection, conventional injection and prefilled syringe categories. We anticipate launching the development products during the next 24 months.
Blood Collection Safety Needle
Our Vacuette® Premium Safety Needle System is a blood collection device that is formatted in two separate models: tube-activated and skin-activated. The distinction relates to the method in which the safety system, a sleeve that covers the needle after the completion of blood collection, is engaged. The operator cannot draw blood without having engaged the safety system. The tube-activated model has received FDA clearance to market (510K) and CE Marking for EU sales. The skin-activated product is being developed with our licensed partner.

The safety system on the “tube-activated” model will engage when the first blood collection tube is fully inserted into the device and blood collection activity initiates. The “skin activated” system will engage as soon as the needle is inserted into the patient and the sleeve has interacted with the patient. Our skin-activated model is considered “fully passive,” and we are not aware of any other comparable fully passive blood collection device on the market. We have granted worldwide exclusive rights to both models of the product under our agreement with a multi-national manufacturer and distributor of medical devices.
Winged Safety Blood Collection Set
Our Vacuette® Premium Winged Safety Blood Collection Set is used for blood collection in the healthcare setting where patient comfort and ease of venous access are paramount. It is a single use, sterile device designed with a fully passive safety system that engages upon completion of access when the user grips the wings and pushes them up. When the wings close to approximately 20 degrees, the safety guard automatically releases over the needle. The user then removes the device from the patient's skin with the needle fully covered by the guard. The guard secures itself over the needle into a fully extended and locked position covering the needle, preventing the wings from reopening, and preventing any exposure of the contaminated sharp to the user. The user then discards the device without ever having actively deployed the guard or touched the needle. We received FDA 510(k) clearance for the winged blood collection set during the fourth quarter of 2010. Like our blood collection safety needle technology, this product has been licensed to the same multi-national manufacturer and distributor of medical devices.
Hypodermic Safety Syringe
The safety syringe product is designed to offer the highest level of safety in the conventional injectable marketplace. The patented technology is similar to other MedPro technology by having an inner safety shield that deploys automatically during the injection of medicine. This allows the user to be protected without having to activate any additional safety features. The product line also includes anti-blunting technology that could be used by the medical device industry to protect the injection needle from damage upon insertion into a vial. The syringe can be offered with multiple needle gauges and lengths for different types of injections, sub-cutaneous or intramuscular.
Prefilled Safety Syringe
Our line of safety syringes includes a model that can accept prefilled cartridges commonly used today as a primary container of injectable medicine. The system is designed to utilize the standard cartridge as the activation mechanism of the safety feature, whereas a safety shield deploys automatically to cover the needle during the injection of the medicine. The primary container, in this case a standard cartridge, is a major risk factor for pharmaceutical companies. Today, many prefilled syringes with needlestick protection features introduce new risks for the pharmaceutical company by incorporating the primary drug container with the safety needle. These risks include tungsten interaction of the drug with staked needle syringes, possible capital expenditure and additional cost of secondary packaging, and the requirement of the user to use a certain needle gauge and length with a certain type of medicine.
The MedPro Prefilled Safety syringe separates the primary container, the standard cartridge, from the safety system. This allows a pharmaceutical company to focus its efforts on value added work (injectable medicine and primary container stability) that can then be combined with an innovative safety solution. Inserting the cartridge into the syringe component activates the safety mechanism before completion of the injection, which renders the product safe. We are not aware of any product on the market today in the prefilled drug injection space that offers the same level of protection for the healthcare worker from a needlestick. The current market offering has safety features that activate at the completion of the injection, and often times it requires additional force by the operator to accomplish the act of safety activation.
IV Shuttle Device 2010 2015
During 2011, the Company developed an IV drug delivery device which operates using a luer lock access to an IV system. The IV Shuttle device was designed to work with the same standard cartridge that pairs with the prefilled safety syringe. This allows the pharmaceutical company to increase the number of drugs that would be available for the platform, by offering IV access to compliment the safety skin injection. Being a non-sharp device for IV Delivery, the IV Shuttle uses an internal cannula to penetrate the cartridge and deliver the medicine to the patient. The system is designed to allow the pharmaceutical company to use a glass cartridge, the most widely accepted container choice for decades, while also offering the healthcare worker a luer tip made of plastic. Today there are issues with glass luer syringes that the IV Shuttle device eliminates by offering the luer in plastic. These issues include glass tolerancing that is higher and does not allow for a reliable fit at all times to the IV connection, as well as the risk of breakage of the IV connection within the IV line.
Ready To Fill Cartridge

To address the needs of certain pharmaceutical customers, MedPro has designed a ready to fill cartridge to work with the drug delivery platform. Cartridges today are commonly filled with standard cartridge filling equipment. With the growing use of prefilled syringes, many pharmaceutical companies have purchased prefilled syringe lines that allow them to place the injectable product in the prefilled syringe line in an automated system. To meet the needs of those systems, MedPro has designed a ready-to-fill cartridge that will work with prefilled syringe lines being used today. This would give the pharmaceutical company multiple filling options for the primary container. The ready-to-fill cartridge and standardized cartridge will work with the drug delivery platform for skin injection and IV shuttle delivery systems.
Insulin Guard
In 2011 a patent was issued for the Insulin Guard. The product consists of a detachable safety needle that is made to work with autoinjectors. Typically, a non safety needle is used with a pen system that is self-administered, which creates a hazard after use for the patient, family members around the device, and downstream waste management activities. By using a safety needle on the injector, it virtually eliminates that someone could come into contact with the needle after it has been used.
The MedPro Insulin Guard is fully passive. Once the cap is removed, the user can see the needle for injection. During the act of injection, upon contact with the skin, the safety guard deploys and covers the needle upon removal from the skin. It is then locked in place and needle contact is eliminated.
Contracts
In July 2010 we entered into a new agreement for the manufacture and distribution of our three blood collection products. Our customer is Greiner Bio-One, an international manufacturer and distributor of medical products with locations in Austria, Germany, Hungary, United States and Brazil and a worldwide distribution network. The July 2010 agreement provides for per unit royalty payments for a designated minimum number of units each quarter commencing October 1, 2010, totaling 350 million units during the six-year term of the agreement. The agreement contemplates that the production and sale of our three blood collection products, and therefore the amount of revenue we receive, will increase over the next several fiscal quarters. The total value of royalty payments based on minimum production volumes over the six-year term of the July 2010 agreement totals $43.75 million. We also agreed to make a marketing contribution totaling approximately $6.65 million over the six-year term of the agreement. The July 2010 agreement was described in the Company's Form 8-K filed July 22, 2010.
Our customer has completed the automation lines for two of three of our products at one of its manufacturing plant in Austria. As the owner of the intellectual property underlying the technology, we retain responsibility for certain ongoing product design and enhancements to be performed at our expense. We are in the process of transferring responsibility for future FDA and MDD compliance and continuous product enhancement and improvement to our customer.
We have established a semi-automated assembly line at a contract manufacturer's location in Pennsylvania for the Wing blood collection set. We have manufactured a sufficient number of evaluation samples for human use to get final consumer feedback on the product. We are now working with our customer to finalize the design for high volume manufacturing and commercialization.
Product Development
Since the passage of the 2001 Needlestick Safety and Prevention Act, we have focused on developing safety solutions employing inherent passive safety needles or needleless replacements that require minimal or no user activation of the safety mechanism. Our approach to research and development has been to identify and acquire leading edge technology with a view to developing medical device safety products with significant commercial potential. Prior to 2011 we had obtained all of our proprietary intellectual property, research and development through either acquisitions or technology agreements with third party inventors.
In 2011, we designed, developed and manufactured a new IV Shuttle device that will utilize a lure lock connector to couple with an IV access line. The IV Shuttle will utilize the same cartridges that we are developing for our prefilled safety syringe. The Shuttle device has no exposed sharp or cannula and no moving parts. We engaged a consulting engineering firm to assist with the project. Through the end of 2011, we had incurred research, development and related costs of approximately $488,500 in connection with the Shuttle device.
We have engaged a US firm to create small cavitational molds for the prefilled safety syringe and our newly developed IV Shuttle device. We will continue to solicit participation in the development and distribution of the prefilled syringe device and the related fillable safety syringes within our drug delivery platform. We have had discussions with several manufacturers, suppliers and distributors about partnering with MedPro on the development and high volume manufacturing of these devices.

We have ordered initial design and sourcing of molds and equipment for a semi-automated assembly and high volume assembly to make both the prefilled safety syringe and our newly developed IV Shuttle device.
We may also engage directly in research and product development activities in the future. Our winged intravenous valve is based on an internally developed design. We have no present plans to build an internal research and development function, and our future in-house capabilities will likely depend upon opportunities to add product development personnel through acquisitions or otherwise.
Intellectual Property and Licenses
We own or hold rights to acquire intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. MedPro's patent portfolio includes six issued U.S. patents directed to the three products subject to its agreement with a multi-national manufacturer and distributor of medical devices. These products are also subject to two issued European patents, which have been validated in Germany, France, and Great Britain, issued patents in Canada, Japan and Korea, and pending applications in Europe, Brazil and Hong Kong. With respect to products currently under development, MedPro's patent portfolio also includes two issued U.S. patents, 18 pending U.S. non-provisional patent applications, an issued patent in Canada and pending applications in China, Canada, Japan, Europe, and Hong Kong.
In the aggregate, our intellectual property assets are of material importance to our business. However, we believe that no single patent, technology, trademark, or intellectual property asset is material in relation to our business as a whole.
The following narrative describes each family of patents or rights to acquire patents we currently hold, as well as those products for which we have filed a non-provisional patent application.
Safety System for a Blood Collection Device:
MedPro's patent portfolio includes two issued U.S. patent directed to a safety system for a blood collection device. The safety system for a blood collection device family also includes an issued European patent, which has been validated in Austria, Germany, France, Great Britain, and a European divisional application. The family also includes issued patents in Japan and China.
Winged Safety Needle System:
MedPro's patent portfolio includes two issued U.S. patents directed to a butterfly system having a passive guard. The family also includes issued patents in Canada, Japan, and Korea, and pending applications in Europe, Brazil, and Hong Kong.
Protective Device for Injection Needle:
MedPro's patent portfolio includes one issued U.S. patent directed to a protective device for an injection needle. The family also includes an issued European patent that has been validated in France, Germany, and Great Britain, and issued patents in Canada and Japan.
Automatic Non-Reusable Needle Guard:
MedPro's patent portfolio includes one issued U.S. patent directed to an automatic non-reusable needle guard.
Pre-Filled Safety System:
MedPro's patent portfolio includes eight pending U.S. non-provisional patent applications directed to the pre-filled safety system, where one of the pending patent applications has recently received a notice of allowance. The pre-filled safety system family also includes an issued patent in Canada and pending applications in Europe and Japan.
Automatic Needle Guard for an Insulation Pen:
MedPro's patent portfolio includes one issued U.S. patent and one U.S. pending non-provisional patent application directed to an automatic needle guard for an insulation pen.
Fillable Injection Syringe:
MedPro's patent portfolio includes two issued U.S patents and one pending U.S. non-provisional patent application directed to a fillable injection syringe. The fillable injection syringe family also includes pending applications in China,

Canada, Japan, Europe, and Hong Kong.
IV Shuttle and Delivery System:
MedPro has six provisional patent applications directed to an IV shuttle and delivery system.
Filling Systems and Methods:
MedPro's patent portfolio includes two U.S. provisional applications directed to pre-filled cartridge filling systems and methods.
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
Becton Dickinson and Covidien are the leaders the hypodermic safety syringe market, collectively representing approximately 80% of sales. In the pre-filled syringe market, Becton Dickinson is the market leader with an estimated $500 million in sales worldwide and 1 billion in units in 2004. With pharmaceutical companies now seeking to specialize in the commercialization of drugs, it is expected that contract manufacturers will be increasingly engaged to develop and fill these pre-filled syringes. Currently, major pharmaceutical companies such as Sanofi-Aventis operate their own filling lines. Small to medium sized pharmaceutical companies typically enter into contracts with contract pharmaceutical fillers such as Baxter Healthcare or Hospira that have extensive contract manufacturing facilities across the U.S. and Europe. The trend toward combining functionality and packaging in drug delivery systems will continue as new therapeutic substances are introduced at an increasingly rapid rate.
A company's ability to compete in the medical device market depends on many factors, including price, quality, innovation, service, reputation, distribution, and promotion. To increase revenue growth by focusing on products that deliver greater benefits to patients and medical professionals, and to maintain an advantage in the competitive environment in which we operate, we must continue to invest in research and development, quality management, quality improvement, product innovation and productivity improvement. We will compete against companies with substantially more financial resources to invest for these purposes.
Suppliers
MedPro has received a Certificate of Registration from BSI Management Systems to ISO 13485:2003. The scope of the certificate is the design and manufacture of single use, sterilized and non-sterile blood collection and fluid delivery devices, accessories, and fluid channeling devices. This is an expansion from our prior certification, which was limited to to blood collection devices.
We have also obtained CE Marking certification under the European Medical Device Directive 93/42/EEC, which is required to distribute products in Europe.
Our production strategy is to outsource the manufacturing of all our products to reputable medical device manufacturers with well-established reputations in the industry. We require that each of our current and prospective suppliers comply with Good Manufacturing Practice (“GMP”) requirements under the U.S. Food, Drug and Cosmetic Act and be ISO certified or meet equivalent applicable standards. We believe that if the manufacturers with whom we currently contract were no longer able to produce our products for any reason, there are sufficient other manufacturers to allow use to make alternative production arrangements.
We utilize various biomedical contractors to assist us with product development. We have engaged GW Plastics, Inc. to mold various components for our wing device and Precision Medical Products, Inc. to assemble this device. We have also employed Gilero Biomedical to build small cavitational molds to manufacture limited quantities of our prefilled syringe for testing and marketing purposes. We have received delivery of the first production from these new molds and have working prototypes of this device. We expect to engage Gilero to do the same for our hypodermic safety syringe.
Government Regulation
FDA and Other Regulators
Medical devices are subject to regulation by the FDA, state agencies and, in varying degrees, by agencies that perform similar regulatory oversight functions in other countries. These regulations, as well as various federal and state laws, govern the manufacturing, labeling, record keeping, clinical testing and marketing of these products. The majority of our medical device product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of financial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restriction on their manufacture, sale or use, or their withdrawal from the market.
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
The royalties we receive under our agreement with Greiner Bio-One currently are our principal source of revenue.
Employees
As of February 28, 2011, we had fifteen full time employees. None of our employees are subject to a collective bargaining agreement.
Reports to Security Holders
We file reports with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. Our reports are available on the SEC's internet site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public also may read and copy any materials the Registrant files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Investors also may access our periodic reports and ownership reports of our directors and executive officers on our website www.medprosafety.com. Shareholders may also request a copy of our SEC reports at no cost by telephoning us at (859) 225-5375 or by writing us at the following address: MedPro Safety Products, Inc., 145 Rose Street, Lexington, KY 40507, Attention: Corporate Secretary.
****************

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

Since MedPro’s inception in 1995, we have incurred significant losses and negative cash flows from operations. We incurred net losses from operations of $(7,222,221) in 2011 and $(12,894,817) in 2010 .  In 2011 we had a net loss of $(12,032,604). In 2010 we had a net loss of $(15,514,214).  As of December 31, 2011, we had an accumulated deficit of $(84,498,684), which was $(12,032,604) larger than at the end of 2010.  This change reflects the net loss for 2011.

We anticipate incurring additional losses for at least several more fiscal quarters through approximately the last quarter of 2013. We expect to spend significant resources over the next few years to fund the continued development of our pipeline of potential products.  Before 2010 we had derived only limited revenue from the sale of two products, both of which have been discontinued.  In 2010, we began to realize royalty revenue from the first of three blood collection devices being manufactured and distributed by a customer under a six-year agreement.  These revenues are pledged to debt service on our Senior debt through 2016. Our ability to generate revenues and become profitable will depend on our ability to timely, efficiently and successfully develop and commercialize more products. We may not ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we cannot obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our products will require substantial funds to obtain regulatory approvals and bring our products to market. Net cash used in operations was $10,611,334 in 2011.  Our cash has declined by $2,142,017 during 2011 to $6,173,627 from $8,315,644 at December 31, 2010, despite receiving an additional $7,870,000 that was released from an escrow account in January 2011, after we received FDA clearance on our Wing device. We will need additional cash in periods after 2011.

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

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;

•	certain acquisitions may disrupt our relationship with existing customers, distributors or suppliers who compete with the acquired business;

•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.

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

Our success will depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.  We have conducted an assessment of internal control over financial reporting  as of December 31, 2011 as required by Section 404(a) of the Sarbanes-Oxley Act and have included management’s assessment report in this Form 10-K.   Although we have engaged a third party to assist us with design, implementation and testing of our compliance system, if we are unable to successfully implement improvements to our management information and financial control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations and our inability to manage our growth effectively could increase our losses.  Future compliance with the Sarbanes-Oxley Act and auditing of our system of compliance may not be possible without the addition of accounting and compliance personnel.

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

As of February 29, 2012, warrants to purchase up to 1,734,340 shares of our common stock were issued and outstanding.  The exercise of the warrants could decrease the net tangible book value of our common stock.

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

Item lB.                  Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

We lease our current office from Oakleaf Real Estate, LLC, an unrelated third party. Our lease for this space, which we began occupying on or about the last week of March 2011 provides for lease payments of $8,000 per month.  If we give timely notice of our intent to vacate the premises after three years, we can pay one year’s rent to avoid the rent for year five of the initial five year term.  The lease has three extensions of three years each.  This space should be adequate to accommodate approximately 25 employees.  This will provide the capacity to increase our existing staff by two-thirds.

We leased our former office and storage facility, in Lexington, Kentucky, under an operating lease from a firm in which our Chairman and CEO is a partner. The lease runs through August 2012, with an option for two five-year extension options.  Monthly lease payments are $6,975 though the end of the lease term. We will not renew this lease in 2012.

Item 3     Legal Proceedings

On November 1, 2011, Visual Connections, Inc. filed suit against MedPro in Kentucky federal district court alleging breach of contract, unjust enrichment/constructive trust, and interest. The case was subsequently transferred to Delaware federal district court. Visual Connections claims that under the terms of the agreements pursuant to which MedPro acquired the intellectual property underlying three medical devices from Visual Connections, Visual Connections is entitled to receive royalty payments on the principal amount of the 14% Senior Notes due 2016 that a wholly owned subsidiary of MedPro issued to institutional investors in September and October 2010. Visual Connections, Inc. v. MedPro Safety Products, Inc., Case No. 1:11-1307-GMS (D.C. Del.). MedPro believes the claim that it owes royalty payments on the proceeds of long-term debt is without merit, and intends to contest the matter vigorously.

Item 4.   Mine Safety Disclosures.

Not Applicable.

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

Period		Bid Price
Year	Quarter	High	Low
2011
	Fourth	$2.75	$1.50
	Third	$3.00	$2.00
	Second	$3.00	$1.55
	First	$3.00	$1.60
2010
	Fourth	$3.00	$1.55
	Third	$3.10	$2.70
	Second	$3.10	$2.75
	First	$3.70	$3.01
2009
	Fourth	$4.44	$3.00
	Third	$4.50	$3.50
	Second	$5.75	$3.50
	First	$10.00	$3.90

Holders

As of December 31, 2011, we had approximately 325 holders of our common stock.

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

Item 6.       Selected Financial Data.

Not Applicable.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of MedPro Safety Products, Inc. for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report.

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

On September 1 and October 1, 2010, we issued Senior Secured 14% Notes due 2016 (the “Notes”) in the aggregate principal amount of $30 million in private placements to institutional investors. In connection with the Note issuance, we transferred the rights to receive all royalties under the GBO agreement to a new wholly owned subsidiary that is the issuer of the Notes. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the notes. We received approximately $23,294,000 in net proceeds after establishing a $4,500,000 interest reserve and paying offering expenses.

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

Our strategy for the next 18 to 24 months focuses on completing the steps necessary to attain pre-market product development milestones for our prefilled syringe.  Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, would provide for fixed minimum volume contracts, as does the GBO agreement.

Our operations are currently funded principally from the net proceeds of our sale of the Notes.  Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. Current cash should allow us to operate through June or July 2012. We have secured a letter of commitment for bridge funding from our principal investor and we are working on our capital and operational requirements through 2014 with investment advisors in connection with a potential capital raise in early 2012.

Critical Accounting Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, recoverability of intangible assets and the recovery of deferred income tax assets.

We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. We began recognizing revenue under the GBO agreement for the fourth quarter of 2010.  Historically, we have had minimal returns for credit, so no reserve for product returns has been established. At this point we have not manufactured products for sale. Our customer has manufacturing responsibility and would be responsible for returns of product. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts.

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market.  We began amortization of the Vacumate patents in December 2009 since products were first introduced for human use in December.  Our Winged Safety Blood Collection Set was tested in 2011 and is expected to be introduced into the market for human use in 2012.  Our Key-Lok proprietary technology and our Syringe Guard family of products are currently not in production for distribution.  We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on a 7.5% discount factor, is in excess of our cost of our patents and expected development costs ($67.8 million) by approximately 215%.

We wrote down our Key-Lok technology to fifty percent of its original cost in the fourth quarter of 2010.  Key-Lok may require substantial modification before it can be commercially produced.  Our carrying value of this technology is now $244,561, down from $489,122 in 2009.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

A summary of operating results for 2011 and 2010 is reflected in the following table:

	2011	2010	Change
Revenue	$2,313,125	$150,000	$2,163,125
Cost of Sales	(628,579)	(832,235)	203,656
Gross Profit (Loss)	$1,684,546	$(682,235)	$2,366,781

Operating Expenses	$8,906,767	$12,212,582	$(3,305,815)

Loss from Operations	$(7,222,221)	$(12,894,817)	$5,672,596

Other Income/(Expense)	$(4,810,383)	$(2,619,397)	$(2,190,986)

Net (Loss)	$(12,032,604)	$(15,514,214)	$3,481,610

MedPro recorded a net loss of $(12,032,604) for the year ended December 31, 2011, as compared to $(15,514,214) for year ended December 31, 2010.  Losses from operations were $(7,222,221) for 2011 and $(12,894,817) for 2010.

In 2011, the Company recorded net other expenses of $(4,810,383) compared to net other expense of $(2,619,397) in 2010.  Other expenses in 2011 included $(4,692,406) of interest expense, which includes $492,406 of amortization of Senior Note issuance expense. In addition, the Company recorded a $135,931 loss from the adjustment to the derivative liability associated with the issuance of warrants. In 2010, a $(313,335) loss associated with the change in valuation of derivative liabilities was recorded.  The 2010 interest expense was $2,325,972. Interest income of $17,954 and $19,910 was reported in 2011 and 2010, respectively.

Sales for 2011 were $2,313,125 compared to $150,000 for 2010.  In July 2010, we entered into the GBO agreement that provides for total minimum royalty of not less than $43,750,000 payable to us, and our obligation to make quarterly marketing contributions totaling approximately $6,650,000 over a six-year term. We began recognizing revenue under the GBO agreement for the fourth quarter of 2010.  We also returned $350,000 of the automation advance received in 2008, and received title to packaging equipment originally purchased with funds provided by GBO totaling $452,855.  We recorded the equipment at $275,000, or approximately the average of two appraisals, and expensed the remaining $75,000 in 2010.

A table of comparison of 2011 and 2010 compensation and related expenses follows:

	2011	2010	Change
Salaries	$2,840,472	$1,790,201	$1,050,271
Share-Based Compensation	427,771	4,824,854	(4,397,083)
Payroll Taxes	134,316	93,613	40,704
Total Compensation Related	$3,402,560	$6,708,668	$(3,306,108)

The most substantial decline in individual operating expense categories from 2010 to 2011 was the $(3,306,108) decrease in compensation expense.  The charge for stock option expense went from $4,824,854 in 2010 to $427,771 in 2011, a decrease of $4,397,083.  The balance of the change in compensation represents changes in employee compensation from year to year. The change includes contractual severance pay of $236,813 accrued at year end and $98,577 of non-recurring payments to our former President upon his resignation. Bonuses paid in 2011 were $275,578 higher than 2010. Base pay went up approximately $300,000 from 2010 to 2011. We hired a new COO in April of 2011. We ended the 2010 year with fourteen employees. We ended 2011 with fifteen full time employees.

Costs associated with our qualified defined contribution plan are reflected in the following table:

	2011	2010	Change
Company 401(k) Match	$65,733	$71,075	$(5,342)
Profit Sharing Contribution	141,930	150,000	(8,070)
Total Qualified Plan Expenses	$207,663	$221,075	$(13,412)

Costs associated with our profit sharing plan in 2011 and 2010 were $207,663 and $221,075, respectively.  The plan was amended on July 1, 2010 to provide for a 1 for 1 match up to 4% deferral.  The plan previously provided for a 1 for 1 match on the first 3% deferral and 1 for 2 match on the next 2% of employee salary deferral.  The Company decreased its discretionary contribution from $150,000 in 2010 to $141,930 in 2011. The remaining $5,342 decline was due to the change in matching contribution percentages and employee participation.

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

Total share-based compensation for the August 2008 grants was calculated at $14,580,000, $4.86 per share underlying the options.  The Black-Scholes model was used to value the options.  The valuation methodology and underlying assumptions are described in Note 11 of the notes to the financial statements.  The share-based compensation expense has been charged to earnings over 24 months, which period coincides with the term of a non-competition covenant included in the option agreement. The Company recorded $4,596,750 of share-based compensation expense in 2010.  There was no remaining balance of unearned compensation at December 31, 2010 on this option.

In 2009, we granted incentive stock options for 185,715 shares in May and for 47,256 shares in October.  The May options were valued at $355,106 and the October options were valued at $91,944 utilizing the Black-Scholes valuation methodology.  Total share-based compensation expense on these awards was $84,103 in 2011 and $85,154 in 2010.  The remaining unearned compensation on the 2009 options as of December 31, 2011 was $232,762.

In 2009, the Company also granted 50,000 options to each of two directors on the same terms and conditions as the options granted to the initial directors in August 2008.  They are each exercisable for one share of common stock at $1.81 per share and they may only be exercised from January 1, 2013 to January 31, 2013.  The total expense associated with these options was $224,373.  During 2011 the Company recorded share-based compensation expense of $72,767 in connection with these options. In 2010, $112,186 of expense was recorded.  As of December 31, 2011 the entire balance had been expensed.

On September 29, 2010 the Company awarded employee options to acquire 575,500 shares of common at $2.70 per share. Unearned compensation of $422,824 was recorded at the issue date. The Company recorded $30,764 of compensation expense in 2010 and $120,742 in 2011. Unearned compensation related to these options was $271,318 as of December 31, 2011.
On February 2, 2011 the Company granted three options to the CEO for 100,000 common shares each based on remaining with the Company through December 31, 2011 through 2013. The Company recorded $444,675 of unearned compensation relating to these options. The Company has recorded expense of $94,655 in 2011. These options vest after the CEO stays through each December 31 of 2011 through 2013. Unearned compensation to be recorded in future periods was $350,020 at December 31, 2011.

On August 15, 2011 the Company granted an option to acquire 50,000 shares of common stock to our new COO exercisable on the one year anniversary date of the grant. The option was recorded as unearned compensation of $74,794. Share-based compensation expense of $9,383 was recorded in 2011, leaving $65,411 of unearned expense at year end.

Non-employee director options for 125,000 shares (5 at 25,000 shares each) pursuant to a newly adopted Non-Employee Director Stock Option Plan and a 50,000 share option for Carl Kleidman, a director, with the same terms as the August 18, 2008 options were issued on August 23, 2011. Unearned compensation expense of $263,079 was recorded. Share-based compensation expense of $40,994 has been recorded in 2011 and $222,085 of unearned compensation is still remaining at year end.

Finally, on December 9, 2011 the Company awarded 575,000 options to officers (other than the CEO) and employees. Unearned compensation expense of $1,075,987 was recorded. Through year end the Company expensed $5,127 leaving $1,070,860 of unearned share-based compensation.

The following table reflects the comparison of 2011 and 2010 professional fees:

	2011	2010	Change
Patent - Legal	$710,522	$212,712	$497,810
General - Legal	235,652	587,392	(351,740)
Accounting and Auditing	132,582	168,850	(36,268)
Regulatory Audits	13,450	4,950	8,500
Consulting Fees	678,285	597,424	80,861
Recruiting	53,299	22,500	30,799
Quality Testing and Other	17,046	1,832	15,214
Total Professional Fees	$1,840,836	$1,595,660	$245,176

Professional fees increased by $245,176 in 2011 over 2010.  Consulting, accounting and other related fees and expenses increased by $99,105 during 2011.  Legal fees increased $146,070 in 2011, due to our increased patent activity of

$497,810 offset by a reduction of $351,740 in general corporate legal expenses associated with the Senior Notes in 2010 and reduced assistance with other matters.  Consulting fees increased by $80,861 as a result of the Company's use of a contract regulatory director and the employment of several other specialists which were utilized in our product evaluation activity in 2011. Consulting costs in our wholly owned LLC were down $37,858 in 2011.

Comparative travel and entertainment expenses between 2011 and 2010 as reflected in the table that follows:

	2011	2010	Change
Airfare, cars, ground, parking, mileage and travel insurance	$351,816	$297,145	$54,671
Hotels, conference rooms, entertainment, meals and gratuities	193,244	132,310	60,934
Total Travel and Entertainment	$545,060	$429,455	$115,605

Travel and entertainment expense increased by $115,605 in 2011 to $545,060 from $429,455 in 2010. Airfare, cars, ground transportation, parking, mileage and travel insurance increased by $54,671. Hotels, conference rooms, entertainment, meals and miscellaneous expenses were up $60,934. Most of the increased costs were associated with increase customer visits and several trade shows. We had three employees performing ISO 13485 supplier audits in Europe for two weeks in late November and early December.

The following table reflects the comparison of various insurance expense items for 2011 and 2010:

	2011	2010	Change
Health Insurance	$204,894	$151,025	$53,869
Product Liability Coverage	21,483	8,852	12,631
Property and Casualty Coverage	14,110	9,427	4,683
Disability Insurance	4,242	—	4,242
D&O and Other	77,507	74,527	2,980
Total Insurance Expense	$322,236	$243,831	$78,405

Insurance expense was up $78,405 in 2011 over 2010. Health insurance and Health Savings Account contributions were up $53,869 in 2011. Product and general liability insurance costs associated with increased production were up $12,631 in 2011. Property and casualty insurance is up $4,683 with the addition of the new office location. Disability costs were up $4,242 in 2011. All other insurance costs were up a net of $2,980.

Royalties expenses were as follows for 2011 and 2010:

	2011	2010	Change
Royalties in Cost of Sales	$117,183	$7,632	$109,551
Royalty Settlement	—	600,000	(600,000)
Total Royalty Expense / Settlements	$117,183	$607,632	$(490,449)

We paid $607,632 in royalties in 2010.  We agreed to pay $600,000 to resolve a potential issue regarding the inception of royalty payments under the terms of a technology transfer agreement for one of our blood collection devices.  The balance represented the royalty payable upon the commencement of revenue under the GBO agreement. Royalty expenses in 2011 were $117,183, down $490,449 from 2010.

Details of the advertising and promotion expenses in 2011 and 2010 are as follows:

	2011	2010	Change
Investor Relation Expenses	$60,569	$225,024	$(164,455)
Marketing Assistance Payment	350,075	22,800	327,275
Promotional Expenses	55,010	8,170	46,840
Other	21,627	4,671	16,956
Total Advertising and Promotion	$487,281	$260,665	$226,616

Advertising and promotion costs increased by $226,616 over 2010. Total 2011 expenses were $487,281. Our expenses for investor relation services decreased in 2011 by $164,455. This change consisted of lower monthly retainer costs. In addition, we expensed $167,600 of share-based compensation in connection with a research report in 2010 which did not recur in 2011. Marketing assistance payment expense was $350,075 in 2011 versus $22,800 in 2010. An increase of $327,275. We spent $55,010 in 2011 versus $8,170 in 2010 (increase of $46,840) in promotional expenses and trade show registrations. All other costs increased by $16,956.

Product development costs for 2011 and 2010 reflected the following detail:

	2011	2010	Change
Completed Parts	$66,175	$229,144	$(162,969)
Engineering	728,049	342,887	385,162
Materials and Components	143,684	136,542	7,142
Simulated Use	17,056	3,173	13,883
Sterilization	5,360	19,476	(14,116)
Testing	36,745	111,715	(74,970)
Automation	—	14,850	(14,850)
Clean Room	—	7,000	(7,000)
Total Product Development Costs	$997,069	$864,787	$132,282

Product development costs increased by $132,282 from 2010 levels to $997,069.  We spent approximately $480,700 of the total development costs incurred in 2011 for the development of a new IV Shuttle device we are planning to market as a companion to our prefilled syringe device. We continue to work on our blood collection devices and our prefilled syringe product.

In 2010, we wrote down inventory by $247,981.  This represented the remaining carrying value of our Needlyzer product and a few items that were related to raw materials for the blood collection device that have been scrapped. We had no inventory at year end for 2011 or 2010.

We recorded a $696,331 charge in 2010 to write off equipment a partial write down of our Key-Lok intellectual property and a few miscellaneous assets. In 2011, we charged off abandoned leasehold improvements and miscellaneous retired fixed assets totaling $150,342.

Amortization expense associated with intellectual property was $505,085 in 2011 and was reflected in cost of operations. This is down by $104,629 reflecting suspension of amortization on the Key-Lok product. Depreciation expense of $265,648 was $40,122 higher than the $225,526 of depreciation in 2010. Amortization of finance costs in 2010 was $213,008 and $492,390 in 2011.  Fixed asset additions were $880,964 (net) in 2011.  They consisted primarily of leasehold improvements in our new office space, manufacturing molds, jigs and fixtures.

The following table compares general and administrative expenses between 2011 and 2010:

	2011	2010	Change
Office and Warehouse Lease	$147,733	$83,700	$64,033
Director Fees	62,500	—	62,500
Network Support	72,805	39,956	32,849
Software and Website Development	52,360	5,623	46,737
Contributions	16,950	15	16,935
Moving Expense Reimbursement	29,828	—	29,828
Office Expense	30,527	18,598	11,929
Parking	14,940	—	14,940
Other General and Administration Expense	260,429	218,692	41,737
Total G&A	$688,072	$366,584	$321,488

General and administrative expenses were up $321,488 in 2011 over 2010. Office rent is up $64,033 due to our new office and continued rent on our former location. Director fees of $62,500 were paid in 2011 for the first time. Network support and maintenance costs were up $32,849 in 2011. Most of the increase relates to our move to our new office and set up and moving costs for the network and workstations. Software purchases and website development costs totaled $52,360 in 2011 versus $5,623 in 2010, an increase of $46,737. We have upgraded many machines to current platforms and standardized versions of application software. Charitable contributions were up $16,935 in 2011. We incurred $29,828 of moving cost in 2011 over 2010. Office expenses were up $11,929 in 2011. Some of this increase relates to our new location and reprinting cards and stationary. Paid parking is necessary at our new location and totaled $14,940 in 2011. All other changes were less than $10,000 each and combined were a net increase of $41,737.

Other income included interest income from temporary cash investments of $17,954 in 2011 versus $19,910 in 2010.  In 2011, we recognized a loss on the write up of derivative liabilities based on the fair value of the derivative warrants issued in connection with debt during the first three quarters of 2010.  The net expense for the change in valuation of the derivative warrants was $135,931 in 2011 versus $313,335 of expense in 2010. Interest expense on our Notes, including $492,406 of debt issuance cost amortization was $4,692,406 in 2011. Interest expense in 2010 was $2,325,681. The increase of $2,523,725 is due to having the $30,000,000 of Notes outstanding all year in 2011 as compared to approximately four months in 2010.

Liquidity and Capital Resources

Total assets were $19,399,630 as of December 31, 2011 and $31,608,933 as of December 31, 2010. The $12,209,303 decrease in total assets reflects the net impact of the operating loss of $12,032,604.  The Company spent $638,043 to repurchase 259,355 of its own common shares in 2011.

During 2011, our unrestricted cash decreased by $2,142,017 to $6,173,628.  Restricted cash held in a reserve account for future interest payable on our Notes was $1,206,371 at the end of 2011 versus $3,864,411 at December 31, 2010, a decrease of $2,658,040.  Accounts receivable, accrued interest and prepaid assets were up $745,019 in 2011.  Most of this change related to increased product royalties accrued at December 31, 2011. The reserve for FDA clearance on our winged blood collection set was collected in 2011 thereby eliminating the $7,870,000 other current assets from 2010. Altogether, current assets declined by $11,925,038.

Fixed assets increased $880,964 due to additions in excess of deletions in 2011. Accumulated depreciation increased by $167,755.  Net intangible assets and recoupable royalties declined by $997,475.  All of this change related to amortization in 2011 of $505,085 on intellectual property and $492,391 of amortization of debt issuance costs.

Under the terms of the GBO agreement, we granted exclusive rights to manufacture, market and distribute three blood collection products over a six-year term.  Beginning with the fourth quarter of 2010, we began receiving quarterly royalty payments, which will total not less than $43,750,000 over the six-year term. During the same period we will make quarterly financial contributions totaling approximately $6,650,000 to cover the anticipated expenses of marketing the products. Royalty income in 2011 increased to $2,303,125 versus $150,000 in 2010.

In connection with the issuance of our Notes in September and October 2010, we transferred the rights to receive all royalties under the GBO agreement to a new wholly owned subsidiary. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the Notes. We received approximately $23,294,000 in net proceeds from the sale of our Notes after establishing a $4,500,000 interest reserve and paying offering expenses.

We used the net proceeds from the sale of the Notes to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,360,000.

Our primary cash requirements are: (a) funding continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, (b) utilizing our internal personnel and third party contractors as needed to support our day-to-day operations required to develop and commercialize these products; and (c) paying royalties and marketing contributions on our blood collection productions being distributed under the GBO agreement.

Our operations are currently funded principally from the net proceeds of our sale of the Notes. Current cash should allow us to operate through June 2012. We have secured a letter of commitment for bridge funding from our principal investor, and we are working with financial advisors to plan a capital raise in early 2012 to fund our capital and operational requirements through 2014. The indenture for our Notes limits our future borrowing to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt while the Notes are outstanding.

Our long-term financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. We anticipate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing such other opportunities as our board of directors may authorize will continue to require a substantial amount of cash. Whether we commit resources to optional projects will depend upon our cash position from time to time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.  Our bank indebtedness was historically priced at interest rates geared to the lender’s prime rate.  Therefore, our interest expense may increase or decrease due to changes in the interest rate environment should we elect to incur future bank debt.  Our Senior Notes were priced at 14%, at issue, based on the minimum cash flow under our distribution agreements for our blood collection devices.  If we exceed the minimum volumes under the contract, the yield to the investors will increase based on additional interest being paid on the notes through October 2016. To date the revenue has not exceeded minimum volumes pursuant to our contract.

Item 8.       Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2011 and 2010

•	Statements of Operations for the Years Ended December 31, 2011 and 2010

•	Statements of Shareholders' Equity/(Deficiency) for the Years Ended December 31, 2011 and 2010

•	Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

•	Notes to Financial Statements

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2011 was effective.

Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table shows information regarding our current directors and executive officers. The directors are elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
W. Craig Turner	58	Chief Executive Officer and Chairman of the Board of Directors
Marc T. Ray	58	Vice President Finance, Chief Financial Officer
Gregory C. Schupp	56	Chief Operating Officer
C. Garyen Denning	31	Executive Vice President
Gary A. Peterson	60	Director
Warren Rustand	68	Director
Ernest L. Fletcher	59	Director
W. Leo Kiely III	64	Director
Carl Kleidman	53	Director

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

Marc T. Ray was appointed Vice President Finance and Chief Financial Officer of our predecessor in October 2007 and continued in the same capacity when our merger took effect in December 2007. Mr. Ray served as the Treasurer and as a member of the Board of Directors of MedPro from July 1994 to August 2007. Mr. Ray is a Certified Public Accountant with 35 years of experience in public accounting and industry. From November 2004 to October 2007 Mr. Ray served as the managing member of Ray, Foley, Hensley & Company, PLLC, a public accounting firm that he founded in Lexington, Kentucky. From February 1994 to October 2004, Mr. Ray was President of the Lexington, Kentucky based public accounting firm Ray, Hager & Henderson, PSC. From 1976 through 1978 and 1982 through January 1994, Mr. Ray was employed or was a partner with Coopers & Lybrand, a predecessor of PriceWaterhouseCoopers.  In the intervening years Mr. Ray was employed as a financial analyst with a fortune 500 company and was a partner in a local accounting firm.

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

Gary A. Peterson was appointed as a Director when our merger took effect in December 2007. He also served as a director of our predecessor since 1998 and as its President and Chief Executive Officer from 1998 to 2003.  Mr. Peterson is President and Chief Executive Officer of BATON Development Inc., a virtual incubator for new medical products and has been the Managing Member of BATON Ventures LLC and PSF Health Care LLC, and a Venture Partner in Affinity Ventures II LLC, all venture capital funds.  Mr. Peterson has spent over 35 years in the medical device and health services business and has served as a director of numerous public and private companies.  He was co-founder and Chief Operating Officer and Executive Vice President of Angiomedics Incorporated, which was acquired by Pfizer, Inc. in 1986 and renamed Schneider USA. Schneider then sold to Boston Scientific for over $2 billion. Before starting Angiomedics, Mr. Peterson was responsible for product management and long term planning for Cardiac Pacemakers, Inc. (which became Guidant and was subsequently acquired by Boston Scientific) and held various sales and marketing management positions with Renal Systems, Inc. (now Minntech).

Warren Rustand was appointed as a Director when our merger took effect in December 2007. Mr. Rustand is currently managing partner for SC Capital Partners LLC. He has served as a member of the Board of Directors for over 50 public, private, and not-for-profit organizations, including as Chairman of more than half of those organizations. In the medical field, Mr. Rustand has served as Chairman of Tucson Medical Center, Chairman of Health Partners of Arizona, Chairman of TLC Vision, Chairman of Medical Body Sculpting, and Chairman of Health Equity, Incorporated. Mr. Rustand also served as Appointment Secretary and Cabinet Secretary to former US President Gerald Ford.

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

W. Leo Kiely III was appointed a director in October 2008.  He is the retired in July 2011 as Chief Executive Officer of MillerCoors, a joint venture combining the U.S. and Puerto Rico operations of SABMiller plc and Molson Coors Brewing Company.  Mr. Kiely formerly served as President and Chief Executive Officer of Molson Coors Brewing Company.  He

served as President and Chief Operating Officer of Coors Brewing Company from March 1993 to May 2000. Before joining Coors Brewing Company, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo and Ventura Coastal Corporation, a division of Seven Up Inc. Mr. Kiely began serving on the Board of Directors of Altria Group, Inc. in October of 2011. He serves on the Boards of the Denver Center for the Performing Arts and the Bonfils Foundation in Denver, Colorado.

Carl Kleidman was elected as a director in August 2010.  He is the Managing Director of Investments of Vision Capital Advisors LLC ("Vision"), a New York based hedge fund manager. Before joining Vision in November 2007, Mr. Kleidman served as a Managing Director at Centrecourt Asset Management from January to November 2007, and at ComVest Investment Partners from 2002 through 2005. He has also served as Head of Investment Banking at Commonwealth Associates and Barington Capital Group, and was a partner at the law firm of Shea and Gould. Mr. Kleidman is a director of Novaray Medical, Inc., a medical imaging company.

Committees of the Board of Directors

The standing committees of MedPro's board of directors are its audit committee, executive compensation committee and nominating committee.  These standing committees were established in 2008.  The board of directors appoints the members of each committee for a term beginning after the first regular meeting of the board following the annual shareholders meeting and until their respective successors are elected and qualified.  The charters of each of the standing committees of our board of directors are available on our corporate website at http://www.medprosafetyproducts.com.

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

The current members of the audit committee are Messrs. Peterson,  Fletcher and Kiely, which Mr. Peterson chairs.  As described under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below, each of its members is an independent director.  Mr. Kiely qualifies as an audit committee financial expert.

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

Consideration of new board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In general, candidates for nomination to the board are suggested by board members or by officers of MedPro.  MedPro did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating board nominee candidates. The committee will consider candidate proposals by shareholders that comply with the requirements of MedPro's bylaws and will evaluate candidates proposed by shareholders using the same criteria as for other candidates. A shareholder seeking to recommend a prospective nominee for the committee's consideration should submit the candidate's name and qualifications to the Company's Secretary by fax to (859) 225-5347 or by mail to Bethany Denning, Corporate Secretary, MedPro Safety Products, Inc., 145 Rose Street, Lexington, Kentucky 40507.

Communications with the Board of Directors

Shareholders and other parties interested in communicating directly with the board of directors or individual directors may do so by writing in care of MedPro's Corporate Secretary, Bethany Denning, 145 Rose Street, Lexington, Kentucky 40507, or by fax to (859) 225-5347. The nominating committee is considering procedures for handling correspondence received by MedPro and addressed to the board of directors, or an individual director. The Corporate Secretary reviews any correspondence received in this manner to filter advertisements, solicitations, spam and other such items.

Code of Ethics

We have adopted a code of ethics applicable to directors, officers and employees, which is included with our Code of Conduct and is posted on our website at http://www.medprosafetyproducts.com. If we amend or waive any of the provisions of the Code of Conduct applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Conduct. You can request a copy by contacting MedPro's Corporate Secretary, Bethany Denning, 145 Rose Street, Lexington, Kentucky 40507, or by fax to (859) 225-5347.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and people who own more than 10 percent of our common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, the following filings were filed late during 2011:

Late Filings with the SEC
Officer / Director	Filed by The Company	Form	Event	Earliest Reporting Date	Date Report Filed

Marc T. Ray	yes	4	Options Grant	9/29/2010	7/1/2011
Greg C. Schupp	yes	4	Options Grant	8/15/2011	9/26/2011
Warren S. Rustand	yes	4	Options Grant	8/23/2011	9/26/2011
Ernie L. Fletcher	yes	4	Options Grant	8/23/2011	9/26/2011
Gary A. Peterson	yes	4	Options Grant	8/23/2011	9/28/2011
Vision Capital Advantage Fund - on behalf of Carl Kleidman	no	4	Options Grant	8/23/2011	9/28/2011
W. Leo Kiely III	yes	4	Options Grant	8/23/2011	9/29/2011
Gary A. Peterson	yes	4	Gifts/Sale	10/12/2011	11/23/2011

Item 11.     Executive Compensation.

The Summary Compensation Table below shows the compensation earned by our executive officers for the last three fiscal years.
 Summary Compensation Table

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($) (3)	Total ($)
W. Craig
Turner,	2011	$396,494	$—	$444,675	$200,000	$34,600	$1,075,769
Chairman and	2010	$354,489	$253,000	$—	$—	$32,290	$639,779
Chief Executive	2009	$296,160	$75,000	$31,507	$—	$41,590	$444,257
Officer

Gregory C.
Schupp,	2011	$173,636	$30,000	$245,954	$—	$86,161	$535,751
Chief Operating
Officer

Marc T. Ray,
Chief Financial	2011	$234,462	$35,000	$171,160	$—	$34,600	$475,222
Officer and	2010	$229,633	$43,050	$90,442	$—	$40,224	$403,349
Vice President of	2009	$216,715	$42,000	$49,407	$—	$38,339	$346,461
Finance

C. Garyen
Denning,	2011	$186,194	$35,000	$171,160	$—	$30,202	$422,556
Executive Vice
President

Walter W.
Weller, III (3)	2011	$309,523	$—	$—	$—	$131,032	$440,555
Former President	2010	$311,143	$63,550	$90,442	$—	$33,553	$498,688
and Chief	2009	$264,408	$62,000	$49,407	$—	$41,160	$416,975
Operating Officer

(1)
The Executive Compensation Committee awarded Mr. Turner $200,000 on February 8, 2012, based on 2011 performance.  The amount of the Non Equity Award was not determinable at year end, and the Company did not accrue and charge these expenses until 2012 when all events to determine the amount of the award had occurred.

(2)
Represents the aggregate grant date fair value recorded under ASC 718 with respect to stock options awarded to the named executive.  The terms of these awards are described under “Stock Option Awards,” below.

(3)	Mr. Weller resigned from all his positions with MedPro in September 2011.

(4)	The following table shows the various components of All Other Compensation paid in 2011.

Name	Profit Sharing Amount	401(k) Match	Group Term Life	Accrued Vacation and Other Termination	Moving Expenses	Health Savings Account Contribution	Totals
Mr. Turner
2011	$19,857	$9,800	$943			$4,000	$34,600
2010	$17,200	$9,800	$1,290			$4,000	$32,290
2009	$22,700	$13,600	$1,290			$4,000	$41,590

Mr. Weller
2011	$19,857	$9,800	$798	$98,577		$2,000	$131,032
2010	$20,463	$9,800	$1,290			$2,000	$33,553
2009	$22,700	$15,170	$1,290			$2,000	$41,160

Mr. Schupp
2011 (1)	$18,547	$7,068	$268		$57,945	$2,333	$86,161

Mr. Ray
2011	$19,857	$9,800	$942			$4,000	$34,599
2010	$25,134	$9,800	$1,290			$4,000	$40,224
2009	$22,700	$10,349	$1,290			$4,000	$38,339

Mr. Denning
2011	$17,823	$8,203	$176			$4,000	$30,202
							—

(1) - Moving expenses included $7,945 of taxable temporary living expenses, $29,828 of non taxable moving expenses and $20,172 of additional taxable moving allowance.

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

On February 2, 2011, the Executive Compensation Committee approved awards of service-based and performance-based options to our CEO, Mr. Turner.  On that date, he was granted options to purchase 300,000 options at an exercise price of $2.62 per share, the average of the bid and ask price on the date of grant. Fully vested options for 100,000 shares will vest on each of December 31, 2011, 2012 and 2013 if Mr. Turner continues to serve as CEO on each date.  The Committee also approved a second award of options to purchase 300,000 shares upon the achievement of performance goals.  Options for up to 100,000 shares will be granted annually if and to the extent that the Company achieves predetermined goals for financial results, business and product development, capital market milestones, and organizational initiatives in each of 2011, 2012, and 2013.  The committee also determined that Mr. Turner was entitled to 100,000 options at $2.725 as a performance based award for 2011. The award was not granted until March 5, 2012 and was not recorded in the 2011 financial statements.

During 2011, the Company the following options to acquire common stock to various officers as part of compensation to Executive Officers:

2011 Options Awarded to Executive Officers
Officer Name and Grant Date	Options Granted	Date Exercisable	Option Exercise Price	Option Expiration Date
W. Craig Turner
2/2/2011	100,000	1/1/2012	$2.62	2/2/2021
2/2/2011	100,000	1/1/2013	$2.62	2/2/2021
2/2/2011	100,000	1/1/2014	$2.62	2/2/2021

Gregory C. Schupp
8/15/2011	50,000	8/15/2012	$2.96	8/15/2021
12/9/2011	100,000	12/9/2011	$2.25	12/9/2021

Marc T. Ray
12/9/2011	100,000	12/9/2011	$2.25	12/9/2021

C. Garyen Denning
12/9/2011	100,000	12/9/2011	$2.25	12/9/2021

Employment Agreements

MedPro has entered into employment agreements with its each of its executive officers. Each employment agreement extends for an initial three-year term, subject to automatic one-year extensions thereafter, unless we or the executive provide prior written notice of intent not to renew.  The initial terms of the employment agreements expire on the following dates:

W. Craig Turner	June 30, 2012
Gregory C. Schupp	April 24, 2014
Marc T. Ray	December 31, 2011
C. Garyen Denning	December 31, 2013

Each of the employment agreements provides that the named executive officer will be paid a base salary and is eligible for a bonus of up to a specific percentage of base salary.  The annual base salaries and maximum bonus percentages for 2011 are currently as follows:

Name	Annual Salary	Maximum Bonus (% of annual salary)
W. Craig Turner	$395,000	100%
Gregory Schupp	252,000	70%
Marc T. Ray	245,000	70%
C. Garyen Denning	238,800	70%

The board of directors has sole discretion to increase the base salary and determine the amount of and criteria for any bonus for Mr. Turner.  Either the board of directors or the CEO can increase the base salary and determine the amount of and criteria for any bonus for the other executive officers, subject to applicable corporate governance requirements of any securities exchange on which our common stock may be listed.

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

Each agreement contains confidentiality, non-solicitation and non-competition covenants.  The executive agrees not to encourage employees to leave the Company, encourage customers to terminate their relationships with the Company, and compete with the Company during his employment and during a restricted period.  For Mr. Turner, the restricted period extends for six months after terminating employment.  For the other executives, the restricted period ends on the later of (i) the expiration of the term of his employment agreement or (ii) two years after terminating employment.  Each executive also agrees to maintain the confidentiality of the Company’s information during and after employment with the Company.

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

Our agreement with Mr. Turner provides that upon termination of employment following a “change of control,” the executive will receive a single sum payment in an amount equal to his monthly base salary for 36 months (less any applicable social security, federal, state or local tax withholdings), based on the monthly base salary in the month in which such termination occurs.

The employment agreements for Mr. Turner defines a "change of control" as the occurrence of one of the following events:

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

•
any person or group, during a 12-month period ending on the date of the most recent acquisition by that person or group, acquires assets from our Company or a parent entity that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before the acquisition or acquisitions.

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

We have agreed to pay Mr. Turner the amount of any state, local or federal tax incurred as a result of payments made to either of them that would not have been imposed but for the occurrence of a change of control.

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

Mr. Schupp’s contract, as amended, also provides for aggregate moving expenses, relocation costs, transportation costs and temporary living expenses of $52,000 (originally $42,000). His based pay was reduced by $10,000 to compensate for the increase in moving expense allowance. His base pay was reinstated to $240,000 after the $10,000 reallocation to moving expenses was recovered by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the stock options currently held by the named executives. We have not awarded restricted stock to our executive.

Option Awards
(a)	(b)	(c)	(d)	(e)		(f)
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Shares, Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)		Option Expiration Date
W. Craig Turner
8/18/2008	—	1,050,000	n/a	$1.81	(1)	1/31/2013	(2)
5/27/2009	25,974	—	n/a	$4.24		5/27/2014
2/2/2011	—	300,000	n/a	$2.62		2/2/2021

Gregory C. Schupp
8/15/2011	—	50,000	n/a	$2.96		8/15/2021
12/9/2011	—	100,000	n/a	$2.25		12/9/2021

Marc T. Ray
8/18/2008	—	350,000	n/a	$1.81	(1)	1/31/2013	(2)
5/27/2009	25,974	—	n/a			5/27/2019
9/29/2010	—	150,000	n/a			9/29/2020
12/9/2011	—	100,000	n/a			12/9/2021

C. Garyen Denning
8/18/2008	—	250,000	n/a	$1.81	(1)	1/31/2013	(2)
5/27/2009	19,481	—	n/a	$3.85		5/27/2019
10/6/2009	6,849	—	n/a	$3.65		10/6/2019
9/29/2010	—	52,500	n/a	$2.70		9/29/2020
12/9/2011	—	100,000	n/a	$2.25		12/9/2021

Walter W. Weller	n/a	n/a	n/a	n/a		n/a

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

Options Exercised and Stock Vested

The following table shows options exercised by the named executive officers during 2011.

Options Exercised and Stock Vested

Options Exercised
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)

W. Craig Turner	—	—
Marc T. Ray	—	—
Gregory C. Schupp	—	—
C. Garyen Denning	—	—
Walter W. Weller	1,050,000	$840,000

(1)	Mr. Weller received a total of 210,161 shares of common stock net of shares withheld to pay the option exercise price and tax withholding.

Mr. Weller elected to exercise his 1,050,000 options granted in 2008 within that 30 day period following his resignation in September 2011. In connection with the exercise, Mr. Weller authorized the withholding of 728,161 shares at $2.61 per share to pay the $1,900,500 exercise price and 111,678 shares at $2.61 per share to pay withholding taxes.

Director Compensation

None of MedPro's non-employee directors received cash compensation for service as a director through the second quarter of 2011.

The Company has made a one-time grant of stock options to each of its non-employee directors for their service through the second quarter of 2011. Messrs. Peterson and Rustand, who have served as directors since December 27, 2007, were each awarded options to purchase 100,000 shares on August 18, 2008, at an exercise price of $1.81 per share.  The options may be exercised only during the 30-day period ending on January 31, 2013.  If before that date, the recipient terminates service with us or a change of control of our company (as defined in the 2008 Plan) occurs, then the recipient must exercise the options 30 days after the event.   Messrs. Fletcher, Kiely and Kleidman, the three non-employee directors who subsequently joined the board, have each been awarded 50,000 share options at the same exercise price and on the same terms as the options awarded to Messrs. Peterson and Rustand on August 18, 2008.

Beginning with the third quarter of 2011, MedPro pays each of its non-employee directors an annual retainer of $25,000, payable in quarterly installments. In addition, on August 23, 2011, the board of directors adopted the 2011 Non-Employee Director Stock Option Program and reserved 500,000 of the shares authorized for issuance under the 2008 Plan for the stock options to be awarded under the Program.

The Program provides that each non-employee director automatically receives an award of options to purchase 25,000 shares each year upon election at each annual meeting. The options have a ten-year term and become exercisable on the first anniversary of the award date. The exercise price is trading price at close of trading on the award date, which was $2.96 for initial grant of options on August 23, 2011. Vested options may be exercised for one year following termination of service due to death or disability. Unvested options will become fully exercisable upon a change of control, as defined by the 2008 Plan.

The following table shows the compensation paid to our non-employee directors in 2011. Compensation paid to Messrs. Turner and Weller, the two executive officers who served as directors during 2011, is included in the Summary Compensation Table.

Director Compensation

Name	Fees earned or paid in cash ($)	Option Awards ($)	Total ($)

Ernest Fletcher	$12,500	$37,200	$49,700
Leo Kiely	12,500	37,200	49,700
Carl Kleidman (1)	12,500	114,278	126,778
Gary Peterson	12,500	37,200	49,700
Warren Rustand (2)	12,500	37,200	49,700

(1)
In addition to options for 25,000 shares granter under the Non-Employee Director Stock Option Program, Mr. Kleidman also received a grant of options for 50,000 shares on August 23, 2011 on the same terms of options previously granted to each of MedPro's other non-employee directors in prior years.

(2)	Does not included compensation for financial advisory fees paid to Mr. Rustand's firm. See “Item 13 -- Certain Relationships and Related Transactions, and Director Independence.”

2008 Stock and Incentive Compensation Plan

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

The table does not show the full potential effect of the conversion of Series A Stock, Series B Stock or Series C Stock into our common stock or the exercise of warrants to purchase our common stock. Neither the Series A Stock, the Series B Stock nor the Series C Stock may be converted, nor may the related warrants be exercised, to the extent that such a conversion or exercise would cause the holder to beneficially own more than 9.9% of the outstanding common stock.  The holder may terminate the restriction 60 days after giving written notice to MedPro.

	Shares Beneficially Owned (1)
Name	Number of Shares	Percentage of class (2)
W. Craig Turner (3)	4,592,789	35.24%
Vision Opportunity Master Fund, Ltd. ("VOMF") (4)	1,653,679	12.71%
Vision Capital Advantage Fund LLC ("VCAF") (5)	1,398,090	9.90%
Gary A. Peterson (6)	795,583	6.12%
Baton Development (6)	673,722	5.18%
C. Garyen Denning (8)	498,420	3.75%
Marc T. Ray (9)	322,724	2.43%
Warren Rustand (7)	243,658	1.85%
Ernest L. Fletcher	14,000	*
W. Leo Kiely III	—	—%
Carl Kleidman	—	—%
Gregory C. Schupp	—	—%
Executive officers and directors as a group (7 persons)	6,467,174	43.49%

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

(2)           Percentages are based upon 13,007,963 outstanding shares.  Shares underlying currently exercisable warrants and convertible preferred shares are deemed outstanding for determining the ownership percentage solely of the holder.

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

(8)    Includes 143,907 shares held by Mr. Denning's wife and minor children and 52,500 options exercisable by his wife who is also an employee.

(9)    Includes 275,974 options currently exercisable and 100 shares beneficially owned as a trustee.

The following table shows as of February 28, 2012, the ownership of our common stock by our directors and officers as a group, our preferred shareholders, and our non-affiliate shareholders as of February 28, 2012 and assuming the conversion of all of the preferred stock and the exercise of all warrants and options for cash.

Shareholder	Common Shares	Price Per Share (1)	Aggregate Exercise Price	Percentage of Common Stock
As of February28, 2012
Directors and executive officers of MedPro	5,749,690			44.20%
Other non-affiliate shareholders	5,318,504			40.90%
VOMF	1,653,679			12.70%
VCAF	286,090			2.20%
TOTAL	13,007,963			100.00%
Assuming conversion of all preferred stock and exercise of all warrants and stock options for cash
Directors and executive officers of MedPro
Common stock	5,749,690			11.95%
Other warrants	131,023	$1.81	$237,152	0.27%
Options (2)	3,161,461	$2.13	6,748,085	6.57%
SGPF earn-out shares (3)	690,608			14.30%
				20.22%
Non-affiliate shareholders
Common stock	5,318,504			11.05%
Other warrants	402,435	$1.81	728,407	0.83%
Employee options (2)	609,348	$2.54	1,552,003	1.27%
				13.15%
Preferred shareholders
Common stock	1,939,769			4.03%
Series A Stock (4)	6,668,229			13.86%
Series B Stock (4) (5)	5,975,116			12.41%
Series C Stock (4) (6)	15,715,230			32.65%
A Warrants	512,941	$1.81	928,423	1.07%
B Warrants	512,941	$1.99	1,020,753	1.07%
Warrants issued with debt (7)	741,672	$3.44	2,550,016	1.54%
				66.63%
TOTALS	48,128,967		$13,764,839	100.00%

(1)	Represents either the conversion price of the preferred stock, or the exercise price of the warrants or options, as applicable on an average basis.

(2)	Average exercise price of options awarded since 2008. See Item 11 Executive Compensation – Stock Option Awards and Note 11 of Notes to Financial Statements.

(3)	Issuable if revenue received on products based on acquired technology exceeds $5,000,000.

(4)	VOMF and VCAF together own 6,155,288 of the outstanding Series A Stock and all of the Series B Stock and Series C Stock.

(5)	Represents the common shares issuable upon the conversion of the 1,493,779 shares of Series B Stock

(6)	Represents the common shares issuable upon the conversion of the 1,571,523 Series C Stock.

(7)	The Company issued warrants with interim financing provided in 2010 by VOMF. The debt was repaid in September 2010.

Equity Compensation Plan Information

The following table provides information with respect to our equity compensation plans as of December 31, 2011:

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,770,809	$2.20	1,816,529
Shares reserved for future incentive options for CEO	300,000	—	—
Shares reserved for future board of director options	375,000	—	—
Equity compensation plans not approved by security holders	—	—	—
Subtotal	4,445,809		1,816,529
Shares exercised in 2011	1,050,000	—	—
Shares expired/forfeited	187,662	—	—
Total	5,683,471	$2.06	1,816,529

Total shares approved by security holders			7,500,000

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is currently composed of six members. Two of our directors, Mr. Kiely and Dr. Fletcher, are independent under the definition of the NASDAQ Stock Exchange. Mr. Turner is an officer and employee. SC Capital, for which Mr. Rustand is a Managing Director, received cash and equity compensation for financial services provided in connection with the merger, the private placement and the Senior Notes issued in 2010.  It also receives a fee under an advisory services agreement described above.  Mr. Peterson has provided consulting services to us, and Baton Development, an entity controlled by Mr. Peterson, has been a party to transactions with our predecessor described above.  Mr. Turner currently serves as Chairman of the Board of Directors.  Mr. Carl Kleidman, a new Director elected in August 2010, is the Managing Director of Investments of Vision Capital Advisors, LLC, the adviser to VOMF and VCAF.

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

Ongoing Relationships

Lease

Until April 2011, our offices were located in leased space in Lexington, Kentucky. The lease is non-cancelable and runs through August 2012 at a monthly rent of $6,975. The lessor is a partnership in which MedPro’s Chairman and CEO holds an interest.

Advisory Agreements with SC Capital Partners

SC Capital Partners, LLC served as a financial adviser in connection with the December 2007 private placement to VOMF and other investors.  For those services, SC Capital received a total of $1,040,000 in cash, 593,931 newly issued shares of common stock and warrants to purchase 533,458 shares of common stock.  The warrants, which SC Capital assigned, are exercisable at an exercise price of $1.81 and have substantially the same terms as our Series A warrants.  Upon completion of the merger, Warren Rustand, Managing Partner of SC Capital, became a MedPro Director.

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

Date	Loan Amount	Loan Interest Rate	Common shares underlying warrants	Exercise price per common share
2/26/2010	$850,000	6%	212,500	$4
3/31/2010	450,000	6%	112,500	$4
4/30/2010	250,000	7%	208,334	$3
6/3/2010	300,000	7%	50,001	$3
6/30/2010	450,000	7%	75,002	$3
8/5/2010	500,000	7%	83,335	$3
	$2,800,000		741,672

Family Relationships

C. Garyen Denning, MedPro’s Executive Vice President, is the son-in-law of W. Craig Turner, our Chairman.  Mr. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $221,370 during 2011.

Bethany Denning, MedPro’s Director of Human Resources, is the wife of C. Garyen Denning, our Executive Vice President and the daughter of W. Craig Turner, our Chairman.  Ms. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $116,114 during 2011.

Item 14.     Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Rodefer Moss & Co, PLLC for the audit of the company’s annual financial statements for 2011 and 2010 and fees billed for other services rendered by Rodefer Moss & Co, PLLC.

	2011	2010
Audit fees	$62,000	$62,000
Audit-related fees for Quarterly Review of Financial Statements	33,000	34,683
Audit and audit-related fees	95,000	96,683
Tax fees	—	—
All other fees	—	300
Total fees	$95,000	$96,983

Audit fees include fees for the audit of the annual financial statements and reviews of the condensed financial statements included in our quarterly reports.  Audit-related fees relate principally to audit-related and review services associated with registration statements filed with the Securities and Exchange Commission. These fees were reviewed and approved by the Company's Audit Committee in advance of the engagement of the auditors.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	Financial Statements
The following financial statements of the company are included at the end of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010
Statements of Operations for the Years Ended December 31, 2011 and 2010
Statements of Shareholders' Equity/ (Deficiency) for the Years Ended December 31, 2011 and 2010
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
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

10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).

	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning (incorporated by reference to Exhibit 10.18 to Form 10-K filed March 31, 2011).
*	10.19	Non-Employee Director Stock Option Plan
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Kentucky on March 28, 2012.

MEDPRO SAFETY PRODUCTS, INC.

By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Craig Turner	Chief Executive Officer, Chairman of the Board of Directors	March 28, 2012
W. Craig Turner	(Principal Executive Officer)

/s/ Marc T. Ray	Vice President Finance, Chief Financial Officer	March 28, 2012
Marc T. Ray	(Principal Financial and Accounting Officer)

/s/ Gary A. Peterson	Director	March 28, 2012
Gary A. Peterson

/s/ Warren Rustand	Director	March 28, 2012
Warren Rustand

/s/ Ernest L. Fletcher	Director	March 28, 2012
Ernest L. Fletcher

/s/ W. Leo Kiely III	Director	March 28, 2012
W. Leo Kiely III

/s/ Carl Kleidman	Director	March 28, 2012
Carl Kleidman

INDEX TO FINANCIAL STATEMENTS

MedPro Safety Products, Inc.

Opinion of Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the Years Ended December 31, 2011 and 2010

Statements of Shareholders' Equity/(Deficiency) for the Years Ended December 31, 2011 and 2010

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of MedPro Safety Products, Inc.:

We have audited the accompanying balance sheets of MedPro Safety Products, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity/(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedPro Safety Products, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co., PLLC

Knoxville, Tennessee
March 28, 2012

MedPro Safety Products, Inc.
Balance Sheets
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$6,173,627	$8,315,644
Restricted cash	1,206,371	3,864,411
Accounts receivable, net	900,865	179,107
Accrued interest income	2,628	3,898
Prepaid expenses and other current assets	53,899	29,368
Escrowed Senior Note Funds	—	7,870,000
Total current assets	8,337,390	20,262,428
Property and Equipment
Equipment and tooling	1,152,702	887,607
Leasehold improvements	787,248	240,411
Computers, network and phones	237,945	210,816
Furniture and fixtures	139,521	117,896
Trade show booth	27,619	7,341
	2,345,035	1,464,071
Less: accumulated depreciation	590,340	422,586
Property and equipment, net	1,754,695	1,041,485
Other Assets
Intangible assets	7,812,726	8,317,810
Recoupable royalties – Visual Connections – Wing	100,000	100,000
Deferred financing costs	1,394,819	1,887,210
Total other assets	9,307,545	10,305,020
Total assets	$19,399,630	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ DEFICENCY
Current Liabilities
Accounts payable and accrued expenses	$951,646	$762,523
Accrued interest payable	700,000	700,000
Derivative liabilities – fair value of warrants	1,293,754	1,157,823
Total current liabilities	2,945,400	2,620,346
Long-Term Liabilities
Senior Notes - long term portion	30,000,000	30,000,000
	30,000,000	30,000,000
Total liabilities	32,945,400	32,620,346
Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred - 6,668,229 shares issued and outstanding. Liquidation preference $2,426,114 and $1,820,829, respectively	66,682	66,682
Series B Preferred - 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred - 1,571,523 shares issued and outstanding	15,715	15,715
Common stock
Common Stock - $.001 par value; 90,000,000 shares authorized; 13,042,213 and 13,091,507 shares issued and outstanding, respectively.	13,043	13,092
Additional paid-in capital	70,842,537	71,344,241
Accumulated deficit	(84,498,684)	(72,466,080)
Total shareholders’ deficiency	(13,545,770)	(1,011,413)
Total liabilities and shareholders’ deficiency	$19,399,630	$31,608,933

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues
Product royalty income	$2,303,125	$150,000
Other revenue	10,000
Total revenue	2,313,125	150,000
Cost of revenue	628,579	832,235
Gross profit/(loss)	1,684,546	(682,235)
Operating Expenses
Salaries, wages, and payroll taxes	3,402,560	6,708,668
Qualified profit sharing plan	207,663	221,075
Advertising and promotion	487,281	260,665
Product development costs	997,069	864,787
Professional fees	1,840,836	1,595,660
Insurance	322,236	243,831
General and administrative	688,072	366,584
Travel and entertainment	545,060	429,455
Settlement of royalty dispute	—	600,000
Write downs of abandoned equipment and technology	150,342	696,331
Depreciation and amortization	265,648	225,526
Total operating expenses	8,906,767	12,212,582
Loss from operations	(7,222,221)	(12,894,817)
Other Income (Expenses)
Interest expense	(4,692,406)	(2,325,972)
Interest income	17,954	19,910
Change in fair value of derivative liabilities	(135,931)	(313,335)
Total other income (expenses)	(4,810,383)	(2,619,397)
Provision for income taxes	—	—
Net income /(loss)	$(12,032,604)	$(15,514,214)
Net earnings /(loss) per common share
Basic net earnings /(loss) per share	$(0.93)	$(1.18)
Fully diluted net earnings /(loss) per share	$(0.93)	$(1.18)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	12,983,132	13,163,332
Weighted average number of shares outstanding - diluted	12,983,132	13,163,332

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Equity/(Deficiency)
For the Years Ended December 31, 2011 and 2010

	Common Stock		Preferred Stock		Unearned	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficiency
Balance, January 1, 2010	13,215,311	$13,215	9,733,531	$97,334	$(167,600)	$67,023,700	$(56,951,866)
Share based vendor compensation	—	—	—	—	167,600	—	—
Earned portion of employee and director options	—	—	—	—	—	4,824,853	—
Derivative liabilities - warrants issued with debt	—	—	—	—	—	(844,488)	—
Derivative liability discount accretion	—	—	—	—	—	685,000	—
Purchase of treasury stock	(123,804)	(123)	—	—	—	(344,824)	—
Net income through December 31, 2010	—	—	—	—	—	—	(15,514,214)
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$—	$71,344,241	$(72,466,080)
Earned portion of share based compensation	—	—	—	—	—	427,771	—
Purchase of treasury stock	(259,355)	(259)	—	—	—	(637,784)	—
Exercise of employee options	210,161	210	—	—	—	(291,691)	—
Net loss for the year ended December 31, 2011	—	—	—	—	—	—	(12,032,604)
Balance December 31, 2011	13,042,313	$13,043	9,733,531	$97,334	$—	$70,842,537	$(84,498,684)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Cash Flows From Operating Activities
Net income (loss)	$(12,032,604)	$(15,514,214)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	265,648	169,808
Amortization of financing costs and intangible assets	997,475	767,005
Debt discount accretion	—	685,000
Write down of inventory	—	266,085
Loss on abandonment of equipment	150,342	696,331
Share based compensation	427,771	4,992,454
Change in fair value of warrant (derivative liabilities)	135,931	313,335
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(720,487)	(164,311)
Inventory	—	(18,104)
Other current assets	(24,531)	(7,320)
Accounts payable and accrued expenses	189,121	356,404
Accrued interest payable	—	689,326
Net cash flows from operating activities	(10,611,334)	(6,768,201)
Cash Flows From Investing Activities
Purchase of property, equipment and intangible	(1,129,200)	(2,451,261)
Restricted cash, net of releases of $2,658,040 and $635,589	2,658,040	(3,864,411)
Prepaid royalties	—	(100,000)
Net cash flows from investing activities	1,528,840	(6,415,672)
Cash Flows From Financing Activities
Payments on note - technology transfer payments	—	(250,000)
Repayments on bank borrowings	—	(4,107,977)
Proceeds from notes payable to and advances from shareholders	—	2,800,000
Payments on notes payable to and advances from shareholders	—	(2,800,000)
Cash from issuance of notes	—	30,000,000
Escrowed Senior Note Funds	7,870,000	(7,870,000)
Non-cash proceeds from the issuance of common shares from the exercise of employee options on a cashless basis less the value of shares relinquished to exercise the option and pay withholding taxes	(291,480)	—
Purchase of treasury stock	(638,043)	(344,949)
Net cash flows from financing activities	6,940,477	17,427,074
Net increase / (decrease) in cash	(2,142,017)	4,243,201
Cash at the beginning of the period	8,315,644	4,072,443
Cash at the end of the period	$6,173,627	$8,315,644
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,200,000	$794,355
Non-cash portion of derivative liabilities associated with warrants	$135,931	$1,157,823
See notes to financial statements.

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Nature of Business – MedPro Safety Products, Inc. (“MedPro” or “the Company”) is a medical device company that develops and acquires safety products that include technology designed to prevent needlestick injuries. A needlestick is a skin puncture by a hypodermic needle, syringe, or other sharp. Injury by a non-sterile device can expose the harmed individual to bloodborne pathogens. MedPro focuses on devices with passive safety features that deploy with little or no effort by the user. The Company is developing seven safety products that target four key segments within the medical device industry, including two traditional fillable and prefilled syringes for medication delivery, an IV shuttle drug delivery device, tube holders and collection sets (3 models) for blood collection (phlebotomy) and a diabetic pen needle. MedPro plans to commercialize these products through global distribution partners.

The Company estimates that the total global market addressed by its present product portfolio could exceed $10 billion. MedPro has a distribution agreement with a global distribution partner for three of its products, including two models of the passive safety blood collection system, which differ in the way that the safety system engages, as well as a winged safety blood collection set.

MedPro has headquarters in Lexington, Kentucky, and its common stock is quoted on the OTC Bulletin Board (OTC.BB) under the symbol “MPSP.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following is a summary of the significant accounting policies followed in the preparation of the accompanying financial statements.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the years ended December 31, 2011 and 2010, have been expensed.

Advertising – Advertising costs are expensed as incurred.  The Company incurred $487,281 and $260,665 of such costs during the years ended December 31, 2011 and 2010, respectively.

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

The non cash exercise of employee options was presented net of the value of shares used to exercise the option and pay withholding taxes on the option exercise. The option value not separately reflected on the cash flow statement was $1,900,500 (1,050,000 shares at $1.81 exercise price). Shares used to exercise the option were valued at $2.61 each and totaled 728,161 shares. Another 111,678 shares were relinquished to pay withholding taxes of $291,480.

Concentration of Credit Risk – From time to time during the years ended December 31, 2011 and 2010, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING

From February through August in 2010, Vision Opportunity Master Fund ("VOMF") provided interim financing to the Company. The interest rate on the first $1,300,000 was 6%, and the rate on the remaining $1,500,000 was 7%. As consideration, the Company issued VOMF warrants to purchase a total of 741,672 common shares at either $4 or $3 per share.

In September 2010, the Company formed a wholly owned subsidiary MedPro Investments, LLC (“MPI”), which issued Senior Secured 14% Notes due 2016 in the aggregate principal amount of $30 million in private placements to institutional investors on September 1 and October 1, 2010. MPI is a single member Delaware limited liability company whose accounts are included with MedPro for financial statement purposes and is disregarded for tax purposes. In connection with the Note issuance, MedPro transferred the rights to receive all royalties under the GBO agreement to MPI. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the Notes. The Company received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve and paying offering expenses. The Company used the net proceeds from the sale of the Notes to pay off all of its bank debt and all principal and accrued interest on the loans made in 2010 by VOMF, which together totaled $4,360,000.

NOTE 4 – NOTES PAYABLE TO/FROM AND ADVANCES TO/FROM SHAREHOLDERS

Notes payable to or from and advances to or from shareholders represent loans and advances received from officers, directors, shareholders and entities over which they exert significant control. As of the end of 2011 the Company owed employees or related companies $1,387. The amount due employees and related companies in 2010 was $1,038. In 2011, employees and related entities owed the Company $1,724. In 2010, the employee and related Company receivable was $452.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 11, 2010, we signed a new agreement with SC Capital, which was an extension and modification of our previously existing agreement, to provide the Company with assistance in securing debt or equity and to assist the Company with acquisition or disposition services.  The current contract has an initial 24 month term and may continue on a month to month basis until terminated by 30 day notice.

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

During 2010, MedPro borrowed a total of $2,800,000 from VOMF under the terms of a series of short-term bridge loans to MedPro with additional financial flexibility.  The annual interest rates on $1,300,000 of these loans was 6% and 7% on the balance. The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 were paid in full on September 1, 2010.

In consideration of these loans, we issued to VOMF warrants to purchase 416,672 shares of our common stock at $3.00 per share and 325,000 shares of our common stock at $4.00 per share.  Each warrant has a five-year term.  Each warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at either a price per share less than the warrant exercise price (or the adjusted price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The following table lists the loans and terms:

	Principal	Interest	Shares Subject to	Exercise Price
Date	Amount	Rate	Warrants	Per Share
February 8, 2010	$500,000	6.00%	—	—
February 26, 2010	350,000	6.00%	212,500	$4.00
March 31, 2010	450,000	6.00%	112,500	$4.00
May 4, 2010	250,000	7.00%	208,334	$3.00
May 28, 2010	300,000	7.00%	50,001	$3.00
June 30, 2010	450,000	7.00%	75,002	$3.00
August 5, 2010	500,000	7.00%	83,335	$3.00
	$2,800,000		741,672

During 2011 and 2010, the Company leased its office and storage facility in Lexington, Kentucky from a company owned by the Company’s Chairman, which is described in Note 10.

The Company is obligated to issue 690,608 common shares to its CEO in the event the Company recognizes $5,000,000 or more in revenue on the Syringe Guard family of products. Additional triggers for these shares to be awarded include a change in control of the Company, the termination of the CEO or the sale or licensing of any part of the technology to another entity.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce or license certain medical devices. These various patents include the skin and tube-activated blood collection devices with a cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  In 2010, the Company wrote the Key-Lok™ patent down to 50% of the $489,122 original cost.

In 2011, amortization expenses of $997,475 included $505,085 of intellectual property amortization reflected in cost of goods sold and $492,390 of loan fee amortization on the Company's Senior Notes. Amortization expense in 2010 was $767,006 which included amortization of $553,998 for the intellectual property included in cost of revenue and the charge off of the remaining prepaid loan fees of $55,717.  Loan fee amortization on the 2010 Senior Note loan fees was $157,291.  The Company recorded a loss on write down of the Key-Lok intellectual property of $195,648 resulting in a combined charge off of 50% of the original cost as of December 31, 2010.  Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,
2012	$1,302,225
2013	$2,156,412
2014	$2,002,149
2015	$1,356,638
2016	$1,231,310
After 2016	$1,158,811

NOTE 7 – LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Senior Notes Payable, Interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$30,000,000	$30,000,000
	$30,000,000	$30,000,000
Less: current portion	—	—
Long-term portion	$30,000,000	$30,000,000

The Company issued $30,000,000 of Senior Secured 14% Notes due 2016 in two tranches on September 1 and October 1, 2010.  Gross proceeds from the issuance of the Notes were reduced by $2,165,500 of issuance expenses, $4,500,000 of funds held in reserve to pay interest during the ramp up of royalty income, and $7,870,000 held in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  The Company used the net proceeds of the issuance of the Notes to pay off all of its outstanding bank debt in September 2010. The FDA cleared the Wing device in November 2010, and the Company received the $7,870,000  plus interest on January 30, 2011.

The interest reserve is used to supplement royalty revenues received under the GBO agreement.  Royalty revenues are deposited into a collection account held in trust and are supplemented from the interest reserve as necessary to complete the scheduled payments on the Notes.  The balance in the interest reserve account at December 31, 2011 was $1,206,371 and was

$3,864,411 at end of 2010. The 2011 ending balance is less than the total amount of payments due in the next twelve months.  Accordingly, the Company has classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the GBO agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes.  Payments of principal and interest to the Noteholders are guaranteed by the Company.

Interest payments are subject to adjustment should our proceeds exceed minimum payments specified in the GBO agreement.

The Notes indenture limits the debt the Company can incur while the Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt.

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,

2012	$—
2013	5,606,029
2014	7,957,317
2015	13,254,329
2016	3,182,325

Total	$30,000,000

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

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at the end of each of the last two fiscal years:

	Shares outstanding at December 31,
	2011	2010
Common stock	13,042,313	13,091,507
Series A Preferred	6,668,229	6,668,229
Series B Preferred	1,493,779	1,493,779
Series C Preferred	1,571,523	1,571,523
Common stock underlying outstanding stock purchase warrants	2,301,012	2,476,012

The following is a summary of the material rights, preferences, privileges, and restrictions of the Company's three series of convertible preferred Stock. Three Series A Stockholders also hold warrants to purchase common stock that were issued with the Series A Stock.  See Note 11 for a description of the terms of these warrants and how they have been valued under the Black-Scholes methodology.

Series A Convertible Preferred Stock

Dividends. The Series A Stockholders are entitled to receive cash dividends at the rate of 5% of the stated liquidation preference amount ($1.81 per share). Dividends are cumulative, and will only accrue and be payable upon any liquidation of the Company. Dividends on Series A Stock will be paid before dividends on any junior stock.

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $2,426,114 through December 31, 2011 and $1,820,829 through December 31, 2010. These amounts have not been recorded in the financial statements.

Voting Rights.     The Series A Stockholders have no voting rights, except that as long as there are 200,000 shares of Series A Stock outstanding, the affirmative vote of 75% of the Series A Stock is required for the Company to take the following actions:

•	To authorize the issuance of a series of stock ranking equal or senior to the Series A Stock with respect to liquidation rights.

•	To repurchase, redeem, or pay dividends on shares of common stock other than de minimus repurchases or contractual redemption obligations.

•	To reclassify any outstanding securities in a way that materially and adversely affects the rights of Series A Stock.

•	To make any unauthorized distribution to the holders of stock junior to the Series A Stock.

•	To voluntarily file for bankruptcy, liquidate assets or make an assignment for the benefit of our creditors.

•	To discontinue involvement in the Company's current business.

Conversion Rights. The Series A Stock is convertible into common stock at any time, in whole or in part, at the option of the holder. Each share of Series A Stock is convertible into the number of common shares equal to the quotient of: (1) $1.95, divided by (2) the conversion price then in effect.

The conversion price is initially $1.95 per share, but is subject to adjustment for certain events, including stock splits, stock dividends, distributions, reclassifications or reorganizations. In addition, the conversion price is subject to adjustment if the Company issues additional shares of common stock or securities convertible into, or exchangeable for, common stock, in either case at a price per common share less than the conversion price then in effect. The conversion price adjustment does not apply to the issuance of shares in certain transactions identified in the certificate of designations.

The Series A Stock cannot be converted if it would result in the holder beneficially owning in the aggregate more than 9.9% of our common stock outstanding unless the holder of the Series A Stock waives the restriction.

Buy-In Rights. If the Company fails to timely deliver common stock issuable upon conversion of Series A Stock, and the holder is required to purchase common stock to deliver in satisfaction of a sale of the shares to have been issued upon the conversion, then the Company must pay the holder in cash the difference between the total purchase price the holder paid to acquire the common stock to complete the sale and the amount obtained by multiplying (1) the number of shares of common stock issuable upon conversion of the Series A Stock times (2) the price at which the holder's sell order for those shares was executed.

Redemption Rights. Upon the occurrence of a “major transaction,” each holder of Series A Stock can require the Company to redeem all or a portion of the holder's Series A Stock equal to 100% of the liquidation preference amount plus any accrued but unpaid dividends. The Company can elect to pay in common shares based on the conversion price then in effect. A “major transaction” includes a change of control of our company, the sale of more than 50% of our assets, or the purchase of more than 50% of the outstanding shares of our common stock.

Upon the occurrence of one of the triggering events listed below, each holder of Series A Stock can require the Company to redeem all or a portion of the holder's Series A Stock at a price per share equal to 120% of the liquidation preference amount plus any accrued but unpaid dividends and liquidated damages.

(1)
The holder's common stock cannot be sold in the public securities market due to the lapse of the effectiveness or unavailability of a resale registration statement for 20 consecutive trading days, unless due to factors solely within the control of the holder.

(2)	Our common stock is suspended from listing or trading on the OTC Bulletin Board or a stock exchange for five consecutive trading days.

(3)	Our inability to convert Series A Stock into shares of common stock.

(4)	Our failure to comply with a conversion notice for 15 days.

(5)	Our common stock is deregistered under the Securities Exchange Act of 1934.

(6)	We consummate a “going private” transaction so that our common stock is no longer registered under the

Securities Exchange Act of 1934.

(7)
We breach a term of the Series A Stock purchase agreement, the certificate of designation or any related agreement that has a materially adverse effect on the Series A Stock and is not curable or continues for more than 10 business days.

For triggering events (1), (2), (3), and (7), the Company can elect to pay in cash or shares of common stock (the price per share is the conversion price then in effect). For (4), (5), and (6), the Company will redeem for cash. See Note 11 regarding the classification of the Series A Stock as equity.

Registration Rights. The Company entered into a registration rights agreement with the Series A Stockholders at the time of their investment. The agreement required us to register shares of common stock issuable upon the conversion of the Series A Stock and the exercise of the accompanying warrants with the SEC for resale by the holders. The agreement also provides that the Series A Stockholders have certain “piggy-back” registration rights if the Company registers securities for an offering (other than registrations in connection with the acquisition of a business or with employee benefit plans).

In addition, Series A Stockholders may make a written request for registration of shares of common stock not previously registered that are issued upon the occurrence of a "major transaction" or "triggering event." A "major transaction" includes certain consolidation or merger transactions, the sale of more than 50% of the Company's assets, or the purchase of more than 50% of the outstanding shares of our common stock. “Triggering events” are events (1), (2), (3), and (7) listed under “Redemption Rights” above.

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

NOTE 9 – INCOME TAXES

The Company incurred no current or net deferred income tax expense or benefit for the years ended December 31, 2011 and 2010.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes versus taxable income as determine after applying permanent and temporary differences.  The Company has provided allowances for the entire amount of its operating losses for both 2011 and 2010.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2008 and later.

The tax effects of temporary differences that give rise to significant portions of the deferred assets at December 31, 2011 and 2010 are presented below:

Deferred tax assets (liabilities):	2011	2010
Inventory	$—	$84,314
Fixed assets	201,809	338,655
Write off of intangible assets	66,521	66,521
Unearned share based compensation	4,923,311	5,063,468
State deferred tax asset	1,958,413	1,627,062
Net operating loss carryforwards	11,623,017	8,416,769
Less: valuation allowance	(18,773,071)	(15,596,789)
Net deferred tax assets	$—	$—

The Company had no net deferred tax liabilities as of December 31, 2011 and 2010.  As of those dates, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $11,623,017 and $8,416,769, respectively, directly related to its total net operating loss carryforwards of $34,185,345 and $24,755,203, respectively. These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances at December 31, 2011 and 2010, respectively.

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

As a result of its reverse merger on December 28, 2007, the Company’s ability to utilize loss carryforwards from the former MedPro (the loss corporation and the acquired corporation for tax purposes) to offset taxable income will be limited by Internal Revenue Code Section 382.  Future utilization of net operating loss will be based on the long-term tax exempt rate at the date of merger applied against the value of the loss corporation.  The value of the loss corporation, $(22,000,000) for purposes of the merger, was established by arms-length negotiation.  The available net operating loss will be further adjusted by the recognition, for tax purposes, of built-in gains or losses as of the date of acquisition.

The following table reconciles the federal statutory tax rate to the Company’s effective tax rate:

	2011	2010
Federal statutory tax rate	(35.00)%	(35.00)%
State and local income taxes, net of federal tax benefit	(4.12)%	(1.72)%
Derivative (gain) / loss and permanent differences	0.55%	0.76%
Share-based compensation	(1.20)%	10.88%
Loss on write down of intangibles	—%	1.57%
Valuation allowance	38.37%	22.99%
Amortization	1.33%	0.87%
Other differences	(0.76)%	(0.99)%
Effect of lower brackets	0.83%	0.64%
	—%	—%

NOTE 10 – LEASE COMMITMENT

Until April 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease is non-cancelable and runs through August 2012 at a monthly rent of $6,975. Total expense for this property was $83,700 for the years ended December 31, 2011 and 2010.

In 2011, we leased new office space at 145 Rose Street, Lexington, Kentucky. The owner of the building is an LLC owned by unrelated parties. Our monthly rent for the initial five year term is $8,000 per month. We have an option to terminate the lease by giving 90 days notice before the third anniversary of the lease and by paying one year's rent as a penalty for early termination. The initial term of the lease is five years commencing on April 1, 2011 through March 31, 2016. We have three renewal options of three years each. Rent will escalate based on the Consumer Price Index for all U.S. City Average, all items (1982-1984 = 100).
Future minimum annual lease payments, including renewals, at December 31, 2011, were as follows:

12 Month Period Ended December 31	Amount
2012	$151,800
2013	96,000
2014	96,000
2015	96,000
2016	24,000
$463,800

NOTE 11 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

Stock Option Awards

The table below identifies of the Company's 2010 and 2011 options granted for Officers, employees and Directors and the factors used to value the share-based compensation expense for each option.

Option Schedule and Valuation Assumptions for 2011 and 2010 Options
Grant Date	Expiration Date	Option Term in Years	Number of Options	Exercise Price	Market Price at Grant Date	Estimated Life for Valuation (Years)	Volatility Factor	Risk Free Return Factor	Valuation Per Option	Total Compensation Expense
9/29/2010	9/29/2020	10.00	300,000	$2.70	$2.70	2.50	34.79%	0.0067	$0.600	180,000
9/29/2010	9/29/2020	10.00	275,500	$2.70	$2.70	5.00	34.79%	0.0128	$0.880	242,440
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	3.50	72.15%	0.0112	$1.344	134,350
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	4.50	72.15%	0.021	$1.523	152,272
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	5.50	72.15%	0.021	$1.578	157,843
8/15/2011	8/15/2021	10.00	50,000	$2.96	$2.96	3.00	78.36%	0.0034	$1.496	74,794
8/23/2011	1/31/2013	1.44	50,000	$1.81	$2.96	1.44	0.77821	0.22%	$1.543	77,139
8/23/2011	8/23/2021	10.00	125,000	$2.96	$2.96	3.00	0.77821	0.38%	$1.488	186,001
12/9/2011	12/9/2021	10.00	300,000	$2.25	$2.25	9.95	1.04088	0.82%	$1.712	513,480
12/9/2011	12/9/2021	10.00	275,000	$2.25	$2.25	9.95	1.04088	1.82%	$2.045	562,507

During the year ended December 31, 2010

On September 29, 2010, the Company issued non-qualified stock options to purchase 575,500 shares of common stock to all of its employees, excluding the CEO, pursuant to the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (“2008 Plan”).  The shares are exercisable immediately, have a ten year term and were issued at $2.70 per share exercise price, the closing price on the grant date.   The valuation and the factors used to value these options are listed in the table above.

As a result of our former COO/President's resignation and failure to exercise his options within 90 days, 150,000 of these options lapsed in late December 2011.

During the year ended December 31, 2011

On February 2, 2011, the Compensation Committee of the Board granted three options to the CEO of 100,000 options each year for three years for one common share each, exercisable if the CEO stays through December 31st of the current and the next two succeeding years. The first option became exercisable on December 31, 2011. The valuation and the factors used to value these options are listed in the table above.

In connection with the employment of the Company's new COO, an option for 50,000 shares was granted on August 15, 2011. It may be exercised on the one year anniversary of the grant date. The valuation and the factors used to value these options are listed in the table above.

On August 23, 2011, the Company issued options to acquire 25,000 common shares to each of our five non-employee directors pursuant to a newly adopted 2011 Non-Employee Director Stock Option Program. The valuation and the factors used to value these options are listed in the table above. A total of 500,000 shares were reserved to accommodate the current 125,000 options granted and future awards.

In addition, Mr. Kleidman was granted an option to acquire 50,000 common shares on August 23, 2011 under the same terms granted to the officers, employees and directors present for the August 18, 2008 award. The valuation and the factors used to value these options are listed in the table above.

On December 9, 2011, the Company awarded options to acquire common shares to the officers and employees, excluding the CEO. The total award consisted of 575,000 options to acquire one share each of common stock. The valuation and the factors used to value these options are listed in the table above.

Stock option activity for 2010 and 2011 is as follows:

	Shares	Average weighted exercise price
Outstanding at January 1, 2010	3,332,971	$1.95
Granted	575,500	$2.70
Exercised	—	n/a
Expired/Forfeited	—	n/a
Outstanding at December 31, 2010	3,908,471	$2.06
Granted	1,100,000	$2.44
Exercised	(1,050,000)	$1.81
Expired/Forfeited	(187,662)	$2.93
Outstanding at December 31, 2011	3,770,809	$2.20

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Weighted average exercise price		Options outstanding	Average weighted remaining contractual life (years)	Options exercisable
$1.81		1,950,000	1.088	None
$1.81		100,000	1.088	None
$3.90		148,053	6.531	148,053
$3.65		47,256	7.770	47,256
$2.70		425,500	8.753	575,500
$2.62		100,000	2.093	100,000
$2.62	*	100,000	3.093	None
$2.62	*	100,000	4.093	None
$2.96	*	50,000	9.630	None
$2.96	*	125,000	9.652	None
$1.81		50,000	1.088	None
$2.25		575,000	9.950	575,000

$2.23		3,770,809	4.158	1,445,809

* - Non-vested at December 31, 2011.
The following table summarizes information about non-vested options for the year ended December 31,2011:

	Shares	Weighted Average Grant Date Fair Value	Per Share Fair Value
Outstanding Non-Vested Options 1/1/2011	—	$—	$—
Granted 2011	1,100,000	1,858,386	$1.69
Vested 2011	(725,000)	(1,287,476)	$1.78
Forfeited 2011	—	—
Outstanding Non-Vested Options at 12/31/2011	375,000	$570,910	$1.52

The weighted average fair value per share of options granted was $1.69 and $0.73 for 2011 and 2010, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Dividend yield	—%	—%
Expected volatility	90.03%	34.79%
Expected lives	5.63	3.70
Risk-free interest rate	1.23%	0.96%

The following table summarizes the weighted average price, remaining contractual life and aggregate intrinsic vale of the outstanding options at December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Exercised

Outstanding January 1, 2010	3,332,971	$1.95	3.49
Options granted under 2008 Plan	575,500	$2.70	9.74
Options exercised under 2008 Plan	—	$—	—
Outstanding December 31, 2010	3,908,471	$2.06	3.56
Options granted under 2008 Plan	975,000	$2.38	9.21
Options granted under 2011 Non-employee Director Stock Option Plan	125,000	$2.96	9.65
Options Exercised under 2008 Plan	(1,050,000)			$840,000
Options Forfeited under 2008 Plan	(187,662)
Outstanding December 31, 2011	3,770,809	$2.20	4.64	$840,000

Exercisable December 31, 2011	1,295,809	$2.67	9.02	$321,775

Currently Vested Options at December 31, 2011	3,395,809	$2.75	4.11	$2,321,775

Options Not Vested at December 31, 2011	375,000	$2.78	9.35	$26,000

Options Vested but Not Exercisable Due to Exercise Date Restrictions at December 31, 2011	2,100,000	$1.81	1.088	$1,974,000

The weighted average remaining contractual life of all options outstanding at December 31, 2011 is 4.16 years. Excluding outstanding stock options, our stockholders have authorized an additional 1,816,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years

2/2/2011	200,000	$2.62	9.09
8/15/2011	50,000	$2.96	9.63
8/23/2011	125,000	$2.96	9.65
	375,000	$2.78	9.35

As of December 31, 2011, we had $484,816 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $149,816, 2013 - $149,816, 2014 - $118,434, 2015 - $49,254 and 2016 - $17,496.

The intrinsic value of all the "in the money options" outstanding at December 31, 2011 was $0.68 per share on 3,400,500 shares or $2,321,775. The intrinsic value of options exercisable at December 31, 2011 was $0.29 per share on 1,100,500 shares or $321,775. The intrinsic value of the total options exercised for the year ended December 31, 2011 was $0.80 per share or $840,000. No options have been exercised in any other period.

Of the 3,770,809 options outstanding and expected to be exercised, 3,400,500 were "in the money" at the balance sheet date but only 1,100,500 of those were currently exercisable. The difference of 2,300,000 are the options that are either restricted by a future exercise date (2,100,000 options) or are "in the money" but not vested at year end (200,000 options). The Company has issued 195,309 options that are exercisable and vested but out of the money at yearend and 175,000 that were both out of the money and not vested at the balance sheet date.

Stock purchase warrants

Our preferred stockholders received one Series A warrant and one Series B warrant for each of the 6,668,229 shares of Series A Stock they purchased on December 28, 2007. For making a total investment of at least $5 million, VOMF also received one Series J warrant and one C warrant for each of the 5,975,116 shares of Series A Stock it purchased. In 2008, VOMF and VCAF exercised the Series J warrants in full for cash and received 1,493,779 shares of new Series B Stock, which is convertible into four common shares for each share of Series B Stock. In 2009, VMOF and VCAF delivered $3,000,000 of cash and all of the A, B and C warrants they held, receiving in exchange 1,571,523 shares of new Series C Stock, which is convertible into ten common shares for each share of Series C Stock.

Series A and Series B Warrants.

As of December 31, 2011, 512,941 Series A warrants and 512,941 Series B warrants remained outstanding. Each Series A warrant entitles holder to purchase one share of common stock at a purchase price of $1.81 per share. Each Series B warrant entitles holder to purchase one share of common stock at a purchase price of $1.99 per share. Both the Series A and Series B warrants may be exercised through December 28, 2012.

The purchase price per share of both the Series A and Series B warrants is subject to adjustment in the event of any stock dividend, stock split, recapitalization, reclassification, merger or similar event. In addition, the purchase price is subject to adjustment in the event of the issuance of additional shares of common stock or common stock equivalents, or other distributions made to the holders of common stock other than permitted issuances.

The warrant holders have the same buy-in rights and registration rights as holders of Series A preferred described in Note 8, above.

If the resale registration statement covering the common shares underlying the Series A and Series B warrants is no longer in effect, the holders may, in lieu of exercising their warrants for cash, make a cashless exercise and receive a number of common shares having a market value equal to the difference between the then-current market value of the number of shares for which the warrant is exercised and the exercise price for those shares.

Series AA Warrants.

The Company issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the sale of the preferred stock and warrants on December 28, 2007. The terms of the Series AA warrants are similar to the Series A warrants and expire on December 28, 2012.

As consideration for interim financing provided to the Company by VOMF from February through August in 2010, the Company issued VOMF warrants to purchase 325,000 common shares at $3 per share and 416,672 shares at $4 per share. These warrants expire at various dates in 2015.

See the table below for information about the valuation of the Company's outstanding warrants pursuant to the Black-Scholes method.

Derivative Liabilities and Valuation

The Series A Stockholders have the right to redeem their shares if certain events occur. In accounting for this embedded conversion feature, the Company considered ASC 815 (formerly FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock) and ASC 470 (formerly EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  Under this guidance, the classification of an issuer’s convertible preferred stock as permanent equity depends upon the issuer having control with respect to the manner of redemption of the convertible preferred stock.

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

We have used the Black-Scholes option valuation model to value our stock purchase warrants. However, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility and appropriate adjustments for restrictions on exercising the options. Because our warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of its warrants. Assumptions used in valuing the Series A and Series B warrants included an expected term of 2.5 years, volatility of 43.54%, and an equivalent bond yield of 4.36%.

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, ASC 815 (formerly, EITF 07-05) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.

The warrants we issued on December 28, 2007, possess features covered by ASC 815. The warrants provide for cashless exercise after one year. They also provided that if before January 1, 2009, we issued any additional shares of common stock at a price per share less than $1.81 (or the adjusted warrant exercise price then in effect) or without consideration, then the exercise price would adjust to the price per share paid for the additional shares of common stock upon each such issuance.

To reflect the cumulative effect of adopting ASC 815, the Company reduced Additional Paid in Capital by $6,321,081, increased its Accumulated Deficiency by $35,081,114 and recorded a liability of $41,402,196 as of January 1, 2009. The amount of the liability was determined by reference to the fair value of the warrants on that date under FASB ASC 820 (formerly SFAS 157).

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

We concluded there was insufficient trading frequency and volume in MedPro's shares to use the Level 1 inputs to value our warrants in a Black-Scholes calculation under ASC 820 as of January 1, 2009. In particular, we considered that nearly 99% of our outstanding common shares were restricted securities that could not be traded in public markets through January 4, 2009, and our stock continued to trade sporadically thereafter. We also considered the volatility of the trading price, and the time it would take the market to absorb an influx of over 19,000,000 shares underlying the warrants based on then current trading volumes. Accordingly, we used level 2 inputs and level 3 inputs for purposes of our ASC 815 and ASC 820 analysis.

The liability for the warrants exchanged for $3,000,000 of cash and a total of 1,571,523 shares of new Series C Stock in March 2009 was recomputed using the Black-Scholes method with updated inputs, and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009, immediately before the exchange. The valuation difference on these warrants was $21,237,919, which accounts for the substantial portion of the total gain of $21,603,185 reported for the year ended December 31, 2009.

As of August 12, 2009, the Company's registration statement became effective, terminating the cashless exercise feature. A total of 1,025,882 Series A and B warrants remained outstanding at December 31, 2009, and all of the derivative liability had been written off or recognized as gain.

All of the warrants we issued in 2010 possess cashless exercise and anti-dilution features covered by ASC 815.

The following factors were used to value the warrants since they were issued beginning in the first quarter of 2010:

Factors Used and Valuation of Warrants for 2010 and 2011
	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Total
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00

Number of Warrants	212,500	112,500	208,334	50,001	75,002	83,335	741,672

3/31/2010
Term	5.00	5.00
Stock Price	$3.10	$3.10
Volatility	48.00%	48.00%
Risk Free Return	2.30%
Valuation	$241,940	$128,086					$370,026

6/30/2010
Term	4.67	4.75	4.83	4.92	5.00
Stock Price	$3.00	$3.00	$3.00	$3.00	$3.00
Volatility	42.26%	42.26%	42.26%	42.26%	42.26%
Risk Free Return	1.79%	1.79%	1.79%	1.79%	1.79%
Valuation	$183,281	$98,246	$241,007	$58,323	$88,198		$669,055

9/30/2010
Term	4.42	4.50	4.58	4.67	4.75	4.83
Stock Price	$2.70	$2.70	$2.70	$2.70	$2.70	$2.70
Volatility	34.79%	34.79%	34.79%	34.79%	34.79%	34.79%
Risk Free Return	1.27%	1.27%	1.27%	1.27%	1.27%	1.27%
Valuation	$100,901	$54,339	$154,003	$37,357	$56,623	$63,560	$466,783

12/31/2010
Term	4.17	4.25	4.33	4.42	4.42	4.58
Stock Price	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00
Volatility	69.62%	69.62%	69.62%	69.62%	69.62%	69.62%
Risk Free Return	2.01%	2.01%	2.01%	2.01%	2.01%	2.01%
Valuation	$301,888	$161,576	$344,703	$83,396	$125,095	$141,165	$1,157,823

3/31/2011
Term	3.92	4.00	4.08	4.17	4.17	4.33
Stock Price	$2.24	$2.24	$2.24	$2.24	$2.24	$2.24
Volatility	72.15%	72.15%	72.15%	72.15%	72.15%	72.15%
Risk Free Return	2.24%	2.24%	2.24%	2.24%	2.24%	2.24%
Valuation	$193,690	$104,068	$227,144	$55,118	$82,678	$93,828	$756,526

6/30/2011
Term	3.67	3.75	3.83	3.92	3.92	4.08
Stock Price	$2.50	$2.50	$2.50	$2.50	$2.50	$2.50
Volatility	82.90%	82.90%	82.90%	82.90%	82.90%	82.90%
Risk Free Return	0.81%	0.81%	0.81%	0.81%	1.76%	1.76%
Valuation	$253,160	$135,822	$287,018	$69,577	$105,820	$119,852	$971,249

9/30/2011
Term	3.41	3.50	3.58	3.68	3.75	4.08

Stock Price	$2.40	$2.40	$2.40	$2.40	$2.40	$2.40
Volatility	76.27%	76.27%	76.27%	76.27%	76.27%	76.27%
Risk Free Return	0.42%	0.42%	0.42%	0.42%	0.42%	0.42%
Valuation	$213,339	$114,609	$248,563	$60,307	$90,461	$102,626	$829,905

12/31/2011
Term	3.17	3.25	3.33	3.42	3.50	3.58
Stock Price	$2.75	$2.75	$2.75	$2.75	$2.75	$2.75
Volatility	106.74%	106.74%	106.74%	106.74%	106.74%	106.74%
Risk Free Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%
Valuation	$346,734	$185,867	$376,774	$91,286	$138,187	$154,906	$1,293,754

The warrants we issued in the first quarter of 2010 had an exercise price of $4.00 per share.  The Company recorded a liability for the fair market value of these warrants at their respective issue dates of $412,954.  The derivative liability was adjusted to $370,026 due to a decline in the market value of the warrants of $42,928 as of March 31, 2010.

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of $1.34 for the February 26, 2010 warrants and $1.14 for the March 31, 2010 warrants.  The $0.20201 decline in the 212,500 warrants from February 26, 2010 to March 31, 2010 resulted in a gain of $42,928 on the derivative liability as of March 31, 2010.

As of June 30, 2010, these warrants were revalued to $281,527.  The Company recorded an additional gain of $88,499 for these warrants in the second quarter of 2010.

The warrants we issued in the second quarter of 2010 had an exercise price of $3.00 per share.  The Company recorded a liability associated with these warrants at their respective issue dates of $410,902.  The derivative liability for these warrants was adjusted to $387,529 due to a decline in the market value of the warrants of $23,374 as of June 30, 2010.

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

These inputs, coupled with the individual warrant exercise prices resulted in a Black-Scholes value of approximately $1.25, $1.22 and $1.18 for the respective warrant grant dates.  The quarter end valuations of these warrants were determined based on the valuation factors reflected in the table above.  The adjustments to the derivative liabilities were previously stated above.

The warrants we issued in the third quarter of 2010 also have an exercise price of $3.00 per share.  The Company recorded a liability associated with these warrants at their respective issue dates of $82,631.  The derivative liability for these warrants was adjusted to $63,698 due to a decline in the market value of the warrants of $18,933 as of September 30, 2010.  The combined gain on derivative valuation for the quarter was $297,514.  Gain on derivative valuation for the nine months ended September 30, 2010 was $439,589.

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

No additional warrants were issued in the fourth quarter of 2010.  At December 31, 2010, the derivative liability for the warrants issued in 2010 was adjusted to $1,157,823, changing the previously recorded gain from $439,589 to a loss of $313,335.  The change in value was caused by a change in volatility of the stock from 34.79% to 69.62%, an increase in the market price of the stock from $2.70 to $3.00 and an increase in the risk free return rate from 1.27% to 2.01%.

The inputs used to value the derivative liability as of December 31,  2010 are reflected in the table above. No additional warrants were issued in 2011.

Liabilities measured at fair value on a recurring or non-recurring basis as December 31, 2011 and 2010 were as follows:

	Level 1	Level 2	Level 3	Total
2011
Derivative liabilities	$—	$1,293,754	$—	$1,293,754
Total Liabilities at Fair Value	$—	$1,293,754	$—	$1,293,754

2010
Derivative liabilities	$—	$1,157,823	$—	$1,157,823
Total Liabilities at Fair Value	$—	$1,157,823	$—	$1,157,823

Note- No assets were measured at fair value during 2011 or 2010.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at December 31, 2011 and 2010:

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
2011 Warrant Details
VOMF 2/26/2010	$4.00	212,500	4.16	212,500	$346,734
VOMF 3/31/2010	$4.00	112,500	4.25	112,500	$185,867
VOMF 4/30/2010	$3.00	208,334	4.33	208,334	$376,774
VOMF 6/3/2010	$3.00	50,001	4.42	50,001	$91,286
VOMF 6/30/2010	$3.00	75,002	4.50	75,002	$138,188
VOMF 8/5/2010	$3.00	83,335	4.60	83,335	$154,905
A Warrants	$1.81	512,941	2.00	512,941	$203,777
B Warrants	$1.99	512,941	2.00	512,941	$164,994
AA Warrants	$1.81	533,458	2.00	533,458	$211,928

December 31, 2011 Totals Exercisable at the end of the period.		2,301,012	1.74	2,301,012	$1,874,453
Weighted average exercise price					$2.37

2010 Warrant Details
VOMF 2/26/2010	$4.00	212,500	4.16	212,500	$301,889
VOMF 3/31/2010	$4.00	112,500	4.25	112,500	$161,575
VOMF 4/30/2010	$3.00	208,334	4.33	208,334	$344,703
VOMF 6/3/2010	$3.00	50,001	4.42	50,001	$83,396
VOMF 6/30/2010	$3.00	75,002	4.50	75,002	$125,095
VOMF 8/5/2010	$3.00	83,335	4.60	83,335	$141,165
A Warrants	$1.81	512,941	2.00	512,941	$203,777
B Warrants	$1.99	512,941	2.00	512,941	$164,994
AA Warrants	$1.81	533,458	2.00	533,458	$211,928
Crystal Research	$1.99	100,000	0.53	100,000	$85,509
Crystal Research	$3.75	75,000	0.53	75,000	$82,091
December 31, 2010 Totals Exercisable at the end of the period.		2,476,012	2.59	2,301,112	$1,824,031
Weighted average exercise price					$2.40

NOTE 12 – EARNINGS PER SHARE

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

The Company’s potentially dilutive securities consist of options, warrants and convertible preferred stock.  Since the Company had a loss in 2011, the potentially dilutive options (3,770,809), warrants (2,301,012) and preferred shares (9,733,531) were not considered and earnings per share were only presented on a non-dilutive basis.  In 2010, the Company had 2,476,012 warrants, 3,908,471 options and 9,733,531 preferred shares (in three different Series which had different conversion features) which had no impact on calculating fully diluted earnings per share due to net losses for the period.

No outstanding options and warrants were included in the computation of diluted net income (loss) per share in 2011 or 2010.

NOTE 13 – EMPLOYEE BENEFIT PLAN

MedPro Safety Products, Inc. Defined Contribution Plan

The Company adopted a retirement savings 401(k) and profit-sharing plan covering substantially all employees on October 1, 2008.  Employees may contribute up to 100% of their compensation, up to allowable limits, with the Company matching the first four percent of compensation under a safe harbor plan.

The Company may make a discretionary contribution to the plan up to the maximum contribution allowable for a defined contribution plan.  The expected amount of the 2011 Company’s discretionary contribution is $141,930 and $150,000 was contributed for 2010.  The Company’s matching contributions for 2011 were $76,389, before reduction for 2010 forfeitures of $10,349 credited to current year matching contributions, and $71,075 for 2010.

Participants have full and immediate vesting in any deferrals and in any employer contributions.  Eligibility begins on the first day of the month coincident with or following the start of employment.  The employee must be 21 years of age to be eligible.  Employer contributions charged to expense for the years ended December 31, 2011 and 2010, were $207,663 and $221,075, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company has an employment agreement with each of its executive officers that among other things, authorizes the Executive Compensation Committee of the Board of Directors (the “Committee”) to grant bonuses to these officers up to pre-authorized limits as a percentage of their base salaries. Bonuses that may be granted, if any, may be entirely at the discretion of the Committee and have not been based on any pre-determined formula. Accordingly, for financial statement purposes the Company has only recognized such compensation in expense when declared by the Committee. On February 24, 2012, the Company paid a $200,000 bonus to the Company’s CEO for his 2011 performance based on the direction and approval of the Compensation Committee of the Board. This amount was not accrued in these financial statements.

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

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning (incorporated by reference to Exhibit 10.18 to Form 10-K filed March 31, 2011).
*	10.19	Non-Employee Director Stock Option Plan
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
	* Filed herewith