Form 10-Q
period 2012-03-31
MedPro Safety Products, Inc.
filed 2012-05-09
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Large accelerated filer  ☐                                                              Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 12,971,008 shares of Common Stock were outstanding at May 1, 2012.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of March 31, 2012 and December 31, 2011

Statements of Operations for the three months ended March 31, 2012 and 2011

Statements of Changes in Shareholders’ Deficiency for the three months ended March 31, 2012 and the year ended December 31, 2011

Statements of Cash Flows for the three months ended March 31, 2012 and 2011

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,532,161	$6,173,627
Restricted cash	1,038,468	1,206,371
Accounts receivable, net	892,414	900,865
Accrued interest income	—	2,628
Prepaid expenses and other current assets	54,387	53,899

Total current assets	5,517,430	8,337,390

Property and Equipment
Equipment and tooling	1,156,002	1,152,702
Leasehold improvements	789,456	787,248
Computers, network and phones	264,991	237,945
Furniture and fixtures	140,726	139,521
Trade show booth	28,147	27,619

Total property and equipment	2,379,322	2,345,035

Less: accumulated depreciation	663,430	590,340

Property and equipment, net	1,715,892	1,754,695
Other Assets
Intangible assets, net of amortization of $1,179,282 and $1,053,011, respectively	7,441,893	7,812,726
Deferred financing costs, net of amortization of $772,779 and $649,681, respectively	1,271,721	1,394,819
Recoupable royalties - Visual Connections - Wing	100,000	100,000

Total other assets	8,813,614	9,307,545

Total assets	$16,046,936	$19,399,630

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$958,196	$951,646
Accrued interest payable	700,000	700,000
Current portion of long term debt	1,757,087	—
Derivative liabilities – fair value of warrants	1,469,747	1,293,754

Total current liabilities	4,885,030	2,945,400

Long-Term Liabilities
Senior Notes - long term portion	28,242,913	30,000,000

Total long-term liabilities	28,242,913	30,000,000

Total liabilities	33,127,943	32,945,400

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $2,577,020 and $2,426,114, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 12,980,063 and 13,042,313 issued and outstanding, respectively	12,980	13,043
Additional paid-in capital	70,842,196	70,842,537
Accumulated deficit	(88,033,517)	(84,498,684)

Total shareholders’ deficiency	(17,081,007)	(13,545,770)

Total liabilities and shareholders’ deficiency	$16,046,936	$19,399,630
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Revenues
Product royalty income	$890,625	$150,000
Total revenue	890,625	150,000
Cost of revenues and amortization of intellectual property	171,586	135,168
Gross profit	719,039	14,832
Operating Expenses
Salaries, wages, and payroll taxes	937,168	827,045
Qualified profit sharing plan	21,030	14,020
Advertising and promotion	199,854	38,049
Product development costs	369,220	247,452
Professional fees	590,852	351,309
Insurance	126,256	99,503
General and administrative	191,117	136,168
Travel and entertainment	153,844	74,755
Write downs of abandoned equipment, leasehold improvements and technology	244,561	144,114
Depreciation	73,089	49,679
Total operating expenses	2,906,991	1,982,094
Loss from operations	(2,187,952)	(1,967,262)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(1,173,097)	(1,173,098)
Interest income	2,209	5,502
Change in fair value of derivative liabilities	(175,993)	401,297
Total other income /(expenses)	(1,346,881)	(766,299)
Provision for income taxes	—	—
Net (loss)	$(3,534,833)	$(2,733,561)
Net (loss) per common share
Basic net (loss) per share	$(0.27)	$(0.21)
Diluted net (loss) per share	$(0.27)	$(0.21)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,010,959	13,059,492
Weighted average number of shares outstanding - diluted	13,010,959	13,059,492

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Three Months Ended March 31, 2012
and the Year Ended December 31, 2011

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$71,344,241	$(72,466,080)
Earned portion of share-based compensation	—	—	—	—	427,771	—
Purchases of treasury shares	(259,355)	(259)	—	—	(637,784)	—
Exercise of employee options	210,161	210	—	—	(291,691)	$—
Net (loss)	—	—	—	—	—	(12,032,604)
Balance December 31, 2011	13,042,313	13,043	9,733,531	97,334	70,842,537	(84,498,684)
Earned portion of share-based compensation	—	—	—	—	152,296	—
Purchases of treasury shares	(62,250)	(63)	—	—	(152,637)	—
Net loss for the period ended March 31, 2012	—	—	—	—	—	(3,534,833)
Balance March 31, 2012	12,980,063	$12,980	9,733,531	$97,334	$70,842,196	$(88,033,517)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(3,534,833)	$(2,733,561)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	73,089	49,679
Amortization of financing costs and intangible assets	249,369	249,369
Write downs of abandoned equipment, leasehold improvements and technology	244,561	144,114
Share based compensation	152,296	95,577
Change in fair value of warrant (derivative liabilities)	175,993	(401,297)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	11,078	4,446
Other current assets	(488)	3,912
Accounts payable and accrued expenses	6,552	174,465
Net cash flows from operating activities	(2,622,383)	(2,413,296)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(34,286)	(873,085)
Restricted cash-Interest Reserve	167,903	905,223
Net cash flows from investing activities	133,617	32,138
Cash Flows From Financing Activities
Escrowed Senior Note Funds	—	7,870,000
Purchase of treasury shares	(152,700)	(163,569)
Net cash flows from financing activities	(152,700)	7,706,431
Net increase / (decrease) in cash	(2,641,466)	5,325,273
Cash at the beginning of the period	6,173,627	8,315,644
Cash at the end of the period	$3,532,161	$13,640,917
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,050,000	$1,050,000
Non-Cash Activity
Non-cash portion of derivative liabilities associated with warrants	$175,993	$(401,297)

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Revenues and Costs Recognition –  Revenues in 2011 and 2012 were derived from royalties on our blood collection products pursuant to our minimum volume contract.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.  The Company began accruing revenue from its tube-activated blood collection device during the fourth quarter of 2010 and collected its first revenue in 2011.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. There were no allowances for doubtful accounts at the end of 2011 or the first quarter of 2012. The Company has only one customer and revenue is pursuant to a minimum volume contract. That customer also manufactures the product.

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

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account potential triggering events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Amortization of the Vacumate technology began in December 2009 when products were shipped for human use evaluation by our customer.  Management believes that future revenue from an existing minimum volume contract for this product insures that the carrying value of this asset is not impaired.

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

research and development, all salaries and benefits for the three month periods ended March 31, 2012 and 2011, have been expensed.

Advertising – Advertising costs are expensed as incurred.

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

Concentration of Credit Risk – From time to time during the three months ended March 31, 2012 and the year ended December 31, 2011, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – EARNINGS PER SHARE

Basic earnings/(loss) per common share represents the amount of earnings/ (loss) for the period available to each share of common stock outstanding during the reporting period.  Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 3,870,809 outstanding options convertible into one share each of common stock at March 31, 2012. Stock purchase warrants outstanding at March 31, 2012 totaled 2,301,012 warrants convertible into an equal number of common shares. There were also three series of convertible preferred shares. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. The Series B Preferred shares totaled 1,493,779 and had a four to one conversion representing 5,975,116 of potential new common shares. Finally, 1,571,523 of Series C Preferred with a ten to one conversion feature have the potential to increase outstanding common shares by 15,715,230.

The Company’s potentially dilutive securities consist of options, warrants and convertible preferred stock.  Since the Company had a loss for the three months ended March 31, 2012 and 2011, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.
NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

Not applicable.

Adopted

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company has adopted the provisions of ASU 2011-08. The effects of adoption were not material.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 provides that the highest-and-best use and

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of non-financial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity's net exposure to a particular market risk, or to the credit risk of a particular counter-party, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, the market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820's prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. The provisions of ASU 2011-04 are effective for periods beginning after December 15, 2011, with disclosure of the change, if any, in valuation technique and related inputs resulting from application of the amendments to ASC 820 required upon adoption, along with quantification of the total effect of the change, if practicable. The Company's adoption of ASU 2011-04 had no material effects on its financial statements.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Health Care Reform Acts. This updates makes it clear that the two laws passed a few days apart and commonly known as health care reform will be treated as one for accounting purposes despite the fact that they may have been passed in two different fiscal years for some. Our adoption of ASU 2010-12 did not have a material impact on our financial statements.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform to the classifications used to prepare the 2012 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce or license certain medical devices. These various patents include the skin and tube-activated blood collection devices with an original cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  In 2010, the Company wrote the Key-Lok™ patent down to 50% of the $489,122 original cost to $244,561. During the first quarter of 2012, the Company wrote off the balance of the Key-Lok patent cost of $244,561. The write down is reflected under the caption "Write downs of abandoned equipment, leasehold improvements and technology". The write down was triggered based on the limited remaining life of the patents, competing technology in the market and the estimated cost to redesign the product to be more functional. The Company decided to expend its resources on other products.

Through the first quarter of 2012, amortization expense was $249,369, including $126,272 amortization of intellectual property and $123,097 amortization of loan fees. In 2011, amortization expense for the first quarter was the same as in 2012. Amortization for the entire year of 2011 was $997,475 including $505,085 of intellectual property amortization reflected in cost of goods sold and $492,390 of loan fee amortization included in interest expense associated with the Company's Senior Notes. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2012	$809,835
2013	$1,724,085
2014	$1,681,995
2015	$1,219,000
2016	$1,219,000
After 2016	$914,250

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 6 – LONG-TERM DEBT

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Senior Notes Payable, Interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$30,000,000	$30,000,000
	$30,000,000	$30,000,000
Less: current portion	1,757,087	—
Long-term portion	$28,242,913	$30,000,000

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

The interest reserve is used to supplement royalty revenues received under the GBO agreement.  Royalty revenues are deposited into a collection account held in trust and are supplemented from the interest reserve as necessary to complete the scheduled payments on the Notes.  The balance in the interest reserve account at March 31, 2012 and December 31, 2011 was $1,038,468 and $1,206,371, respectively. The 2011 ending balance is less than the total amount of payments due in the next twelve months.  Accordingly, the Company has classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the GBO agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes during the next ten months.  The interest reserve will be fully consumed on the payment due on the Senior Notes on January 30, 2013. Payments of principal and interest to the Noteholders are guaranteed by the Company.

Interest payments are subject to adjustment should our proceeds exceed minimum payments specified in the GBO agreement.

The Notes indenture limits the debt the Company can incur while the Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt.

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,	Maturities

2012	$—
2013	5,606,029
2014	7,957,317
2015	13,254,329
2016	3,182,325

Total	$30,000,000

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The Note covenants restrict additional senior borrowing to $7,500,000 and new subordinated debt to $15,000,000.

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of March 31, 2012, the Company had accrued severance and related expenses payable to a former officer of $166,757. In addition, the Company had minor receivables from employees totaling a net of $179. As of December 31, 2011, the respective balances were $253,987 and $115. The employee receivables related to unreimbursed personal expenses on the Company credit card that are billed to the employees and collected each month.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 11, 2010, we signed a new agreement with SC Capital, which was an extension and modification of our previously existing agreement, to provide the Company with assistance in securing debt or equity and to assist the Company with acquisition or disposition services.  The current contract had an initial 24 month term which has expired and is now continuing on a month to month basis until terminated by 30 day notice.

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

During 2012 and 2011, the Company leased its office and storage facility in Lexington, Kentucky from a company owned by the Company’s Chairman, which is described in Note 11.

The Company is obligated to issue 690,608 common shares to its CEO in the event the Company recognizes $5,000,000 or more in revenue on the Syringe Guard family of products. Additional triggers for these shares to be awarded include a change in control of the Company, the termination of the CEO or the sale or licensing of any part of the technology to another entity.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at the end of each of the last two fiscal periods presented in these financial statements:

	Shares outstanding at March 31,	Shares outstanding at December 31,
	2012	2011
Common stock	12,980,063	13,042,313
Series A Preferred	6,668,229	6,668,229
Series B Preferred	1,493,779	1,493,779
Series C Preferred	1,571,523	1,571,523
Common stock underlying outstanding stock purchase warrants	2,301,012	2,301,012

The following is a summary of the material rights, preferences, privileges, and restrictions of the Company's three series of convertible preferred Stock. Three Series A Stockholders also hold warrants to purchase common stock that were issued with the Series A Stock.  See Note 10 for a description of the terms of these warrants and how they have been valued under the Black-Scholes methodology.

Series A Convertible Preferred Stock

Dividends. The Series A Stockholders are entitled to receive cash dividends at the rate of 5% of the stated liquidation preference amount ($1.81 per share). Dividends are cumulative, and will only accrue and be payable upon any liquidation of the Company. Dividends on Series A Stock will be paid before dividends on any junior stock.

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $2,577,020 through March 31, 2012 and $2,426,114 through December 31, 2011. These amounts have not been recorded in the financial statements.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

See Note 10 for a detailed description of the terms of our stock purchase warrants issued and outstanding, including the accounting treatment.

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through December 31, 2011 the Company had repurchased 488,239 shares in open market transactions at an average price per share of $2.81.  During the quarter ended March 31, 2012, the Company acquired an additional 62,250 shares of its own common stock at an average price of $2.45 per share for a total cost of $152,700. The total number of shares repurchased has been 550,489 shares at $2.77 per share average cost.  The Company has spent $1,522,264 on share repurchases since the inception of the buy-back program.

NOTE 10 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

Stock Option Awards

The table below identifies the Company's March 31, 2012 and the year ended December 31, 2011 options granted for Officers, employees and Directors and the factors used to value the share-based compensation expense for each option.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Option Schedule and Valuation Assumptions for 2012 and 2011 Options
Grant Date	Expiration Date	Option Term in Years	Number of Options	Exercise Price	Market Price at Grant Date	Estimated Life for Valuation (Years)	Volatility Factor	Risk Free Return Factor	Valuation Per Option	Total Compensation Expense
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	3.50	72.15%	1.12%	$1.344	$134,350
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	4.50	72.15%	2.10%	$1.523	$152,272
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	5.50	72.15%	2.10%	$1.578	$157,843
8/15/2011	8/15/2021	10.00	50,000	$2.96	$2.96	3.00	78.36%	0.34%	$1.496	$74,794
8/23/2011	1/31/2013	1.44	50,000	$1.81	$2.96	1.44	0.77821	0.22%	$1.542	$77,078
8/23/2011	8/23/2021	10.00	125,000	$2.96	$2.96	3.00	0.77821	0.38%	$1.488	$186,001
12/9/2011	12/9/2021	10.00	300,000	$2.25	$2.25	9.95	1.04088	0.82%	$1.712	$513,480
12/9/2011	12/9/2021	10.00	275,000	$2.25	$2.25	9.95	1.04088	1.82%	$2.045	$562,507
3/5/2012	3/5/2022	10.00	100,000	$2.73	$2.73	5.00	1.13393	0.87%	$2.180	$217,910

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

In addition, one Director was granted an option to acquire 50,000 common shares on August 23, 2011 under the same terms granted to the officers, employees and directors present for the August 18, 2008 award. The valuation and the factors used to value these options are listed in the table above.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

On December 9, 2011, the Company awarded options to acquire common shares to the officers and employees, excluding the CEO. The total award consisted of 575,000 options to acquire one share each of common stock. The valuation and the factors used to value these options are listed in the table above.

During the quarter ended March 31, 2012

On March 5, 2012, the Executive Compensation Committee determined that objective and subjective factors necessary to vest 100,000 options to acquire one common share each of performance based options for the CEO were satisfied. This is the first in a series of three annual options of up to 100,000 shares each that may be awarded to the CEO based on annually established performance goals. The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2012 and 2011 is as follows:

	Shares	Average weighted exercise price
Outstanding at December 31, 2010	3,908,471	$2.06
Granted	1,100,000	$2.44
Exercised	(1,050,000)	$1.81
Expired/Forfeited	(187,662)	$2.93
Outstanding at December 31, 2011	3,770,809	$2.20
Granted	100,000	$2.73
Outstanding at March 31, 2012	3,870,809	$2.21

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

Weighted average exercise price		Options outstanding	Average weighted remaining contractual life (years)	Options exercisable
$1.81		1,950,000	0.838	None
$1.81		100,000	0.838	None
$3.85		122,079	7.152	122,079
$4.24		25,974	2.156	25,974
$3.65		47,256	7.514	47,256
$2.70		425,500	8.496	425,500
$2.62		100,000	3.840	100,000
$2.62	*	100,000	3.840	None
$2.62	*	100,000	3.840	None
$2.96	*	50,000	9.372	None
$2.96	*	125,000	9.394	None
$1.81		50,000	0.838	None
$2.25		575,000	9.690	575,000
$2.73		100,000	4.927	100,000
$2.23		3,870,809	4.009	1,395,809
 * - Non-vested at March 31, 2012 or December 31, 2011. Weighted average remaining life at March 31, 2012.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes information about non-vested options for the year ended December 31, 2011 and the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Per Share Fair Value
Outstanding Non-Vested Options 1/1/2011	—	$—	$—
Granted 2011	1,100,000	1,858,386	$1.69
Vested 2011	(725,000)	(1,287,476)	$1.78
Forfeited 2011	—	—
Outstanding Non-Vested Options at 12/31/2011	375,000	$570,910	$1.52
Granted 2012	100,000	272,500	2.73
Vested 2012	(100,000)	(272,500)	(2.73)
Forfeited 2012	—
Outstanding Non-Vested Options at 3/31/2012	375,000	$570,910	$1.52

The weighted average fair value per share of options granted was $1.69 for 2011 and $2.73 for the three months ended March 31, 2012. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2012	2011
Dividend yield	—%	—%
Expected volatility	113.39%	90.03%
Expected lives	5.00	5.63
Risk-free interest rate	0.87%	1.23%

The following table summarizes the weighted average price, remaining contractual life and aggregate intrinsic vale of the outstanding options at December 31, 2011 and March 31, 2012:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Exercised or Exercisable

Outstanding December 31, 2010	3,908,471	$2.06	3.56	3,407,150
Options granted under 2008 Plan	975,000	$2.38	9.21	$606,750
Options granted under 2011 Non-employee Director Stock Option Plan	125,000	$2.96	9.65	$5,000
Options Exercised under 2008 Plan	(1,050,000)	(1.81)		$(840,000)
Options Forfeited under 2008 Plan	(187,662)	(2.93)		—
Outstanding December 31, 2011	3,770,809	$2.20	4.64	$3,178,900
Options granted under 2008 Plan in 2012	100,000	2.73	4.93	27,500
Options outstanding at March 31, 2012	3,870,809	$2.21	4.01	$3,206,400

Currently Vested Options at March 31, 2012	3,495,809	$3	3.75	$3,123,400

Exercisable March 31, 2012	1,395,809	$2.67	8.13	$624,400

Options Not Vested at March 31, 2012	375,000	$2.78	6.43	$83,000

Options Vested but Not Exercisable Due to Exercise Date Restrictions at March 31, 2012	2,100,000	$1.81	0.84	$2,499,000

The weighted average remaining contractual life of all options outstanding at December 31, 2011 was 4.16 years and at March 31, 2012 is 4.01. In addition to outstanding stock options, our stockholders have authorized an additional 1,816,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years

2/2/2011	200,000	$2.62	3.84
8/15/2011	50,000	$2.96	9.37
8/23/2011	125,000	$2.96	9.39
	375,000	$2.78	6.43

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

As of December 31, 2011, we had $484,816 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $149,816, 2013 - $149,816, 2014 - $118,434, 2015 - $49,254 and 2016 - $17,496.

The intrinsic value of all the "in the money options" outstanding at December 31, 2011 was $0.68 per share on 3,400,500 shares or $2,321,775. The intrinsic value of options exercisable at December 31, 2011 was $0.29 per share on 1,100,500 shares or $321,775. The intrinsic value of the total options exercised for the year ended December 31, 2011 was $0.80 per share or $840,000. No options have been exercised in any other prior period.

Of the 3,770,809 options outstanding and expected to be exercised, 3,400,500 were "in the money" at the December 31, 2011 balance sheet date but only 1,100,500 of those were currently exercisable. The difference of 2,300,000 are the options that are either restricted by a future exercise date (2,100,000 options) or are "in the money" but not vested at year end (200,000 options). The Company has issued 195,309 options that are exercisable and vested but out of the money at yearend and 175,000 that were both out of the money and not vested at the balance sheet date.

The intrinsic value of all the "in the money options" outstanding at March 31, 2012 was $0.87 per share on 3,675,500 shares or $3,206,400. The intrinsic value of options exercisable at March 31, 2012 was $0.45 per share on 1,395,809 shares or $624,400.

Of the 3,870,809 options outstanding and expected to be exercised, 3,675,500 were "in the money" at the March 31, 2012 balance sheet date but only 1,200,500 of those were currently exercisable. The difference of 2,475,000 are the options that are either restricted by a future exercise date (2,100,000 options) or are "in the money" but not vested at March 31, 2012 (375,000 options). The Company has issued 195,309 options that are exercisable and vested but out of the money at March 31, 2012.

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

Series A and Series B Warrants.

As of March 31, 2012 and December 31, 2011, 512,941 Series A warrants and 512,941 Series B warrants remained outstanding. Each Series A warrant entitles holder to purchase one share of common stock at a purchase price of $1.81 per share. Each Series B warrant entitles holder to purchase one share of common stock at a purchase price of $1.99 per share. Both the Series A and Series B warrants may be exercised through December 28, 2012.

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

The warrant holders have the same buy-in rights and registration rights as holders of Series A preferred described in Note 9, above.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

•
As of March 31, 2012, the Company had 90,000,000 common shares authorized and 12,980,063 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The following factors were used to value the warrants which were issued beginning in the first quarter of 2010 through the third quarter of 2010:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

9/30/2011

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Term	3.41	3.50	3.58	3.68	3.75	4.08
Stock Price	$2.40	$2.40	$2.40	$2.40	$2.40	$2.40
Volatility	76.27%	76.27%	76.27%	76.27%	76.27%	76.27%
Risk Free Return	0.42%	0.42%	0.42%	0.42%	0.42%	0.42%
Valuation	$213,339	$114,609	$248,563	$60,307	$90,461	$102,626	$829,905

12/31/2011
Term	3.17	3.25	3.33	3.42	3.50	3.58
Stock Price	$2.75	$2.75	$2.75	$2.75	$2.75	$2.75
Volatility	106.74%	106.74%	106.74%	106.74%	106.74%	106.74%
Risk Free Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%
Valuation	$346,734	$185,867	$376,774	$91,286	$138,187	$154,906	$1,293,754

3/31/2012
Term	2.91	3.00	3.08	3.18	3.25	3.35
Stock Price	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00
Volatility	113.39%	113.39%	113.39%	113.39%	113.39%	113.39%
Risk Free Return	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%
Valuation	$395,063	$212,012	$426,844	$103,527	$156,548	$175,753	$1,469,747

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
(Unaudited)

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

Liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012 and December 31, 2011were as follows:

	Level 1	Level 2	Level 3	Total
2012
Derivative liabilities	$—	$1,469,747	$—	$1,469,747
Total Liabilities at Fair Value	$—	$1,469,747	$—	$1,469,747

2011
Derivative liabilities	$—	$1,293,754	$—	$1,293,754
Total Liabilities at Fair Value	$—	$1,293,754	$—	$1,293,754

Note- No assets or other liabilities were measured at fair value during 2012 or 2011

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at March 31, 2012 and December 31, 2011:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
2012 Warrant Details
VOMF 2/26/2010	$4.00	212,500	2.91	212,500	$395,063
VOMF 3/31/2010	$4.00	112,500	3.00	112,500	$212,012
VOMF 4/30/2010	$3.00	208,334	3.08	208,334	$426,844
VOMF 6/3/2010	$3.00	50,001	3.18	50,001	$103,527
VOMF 6/30/2010	$3.00	75,002	3.25	75,002	$156,548
VOMF 8/5/2010	$3.00	83,335	3.35	83,335	$175,753
A Warrants	$1.81	512,941	0.75	512,941	$203,777
B Warrants	$1.99	512,941	0.75	512,941	$164,994
AA Warrants	$1.81	533,458	0.75	533,458	$211,928

March 31, 2012 Totals Exercisable at the end of the period.		2,301,012	1.50	2,301,012	$2,050,446
Weighted average exercise price					$2.37

2011 Warrant Details
VOMF 2/26/2010	$4.00	212,500	3.17	212,500	$346,734
VOMF 3/31/2010	$4.00	112,500	3.25	112,500	$185,867
VOMF 4/30/2010	$3.00	208,334	3.33	208,334	$376,774
VOMF 6/3/2010	$3.00	50,001	3.42	50,001	$91,286
VOMF 6/30/2010	$3.00	75,002	3.50	75,002	$138,188
VOMF 8/5/2010	$3.00	83,335	3.58	83,335	$154,905
A Warrants	$1.81	512,941	1.00	512,941	$203,777
B Warrants	$1.99	512,941	1.00	512,941	$164,994
AA Warrants	$1.81	533,458	1.00	533,458	$211,928

December 31, 2011 Totals Exercisable at the end of the period.		2,301,012	1.74	2,301,012	$1,874,453
Weighted average exercise price					$2.37

NOTE 11 – LEASE COMMITMENT

Until April 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease is non-cancelable and runs through August 2012 at a monthly rent of $6,975. Total expense for this property was $20,925 through the March 31, 2012 and $83,700 for the year ended December 31, 2011. Future minimum lease obligations on this property for 2012 until the termination of this lease are $34,875.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

We began leasing space in New York from a temporary office space provider for the twelve months ended December 31, 2012. We have a renewal option with two months free rent for 2013. The 2012 rent is $3,073.50 per month for March through October. We do not pay rent for January, February, November or December.

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2012	$120,588
2013	96,000
2014	96,000
2015	96,000
2016	8,000
$416,588

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2011.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

In July 2010, we entered into a new contract with our distribution partner that grants exclusive rights to manufacture, market and distribute three MedPro blood collection products over a six-year term (the “GBO agreement”). The GBO agreement provides that beginning with the fourth quarter of 2010, we will receive quarterly royalty payments totaling not less than $43,750,000 over the six-year term, and during the same period we will make quarterly financial contributions totaling approximately $6,650,000 to cover a portion of the anticipated expenses of marketing the products.

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

Our operations are currently funded principally from the net proceeds of our sale of the Notes.  Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our products currently under development so we can generate sustained revenues from our portfolio of products and technologies. Current cash should allow us to operate through June or July 2012. We have secured a letter of commitment for bridge funding from our principal investor and we are working on our capital and operational requirements through 2014 with investment advisors in connection with a potential capital raise in early 2012. We have completed this phase of the capital raise and expect to begin soliciting equity and/or debt participants in the coming weeks.

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

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on a 7.5% discount factor, exceeds our cost of our patents and expected development costs ($67.8 million) by approximately 215%.

We wrote down our Key-Lok technology to fifty percent of its original cost in the fourth quarter of 2010.  We have charged off the remaining $244,561 of our Key-Lok patent carrying value in the first quarter of 2012. Management has determined that the technology may require substantial modification before it can be commercially produced and has decided to pursue other technologies.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

MedPro recorded a net loss of $(3,534,833) for the three months ended March 31, 2012, as compared to a net loss of $(2,733,561) for three months ended March 31, 2011.  Losses from operations for the three months ended March 31, 2012 and 2011 were $(2,187,952) and $(1,967,262), respectively.

Revenue for the three months ended March 31, 2012 was $890,625 compared to $150,000 for the three months ended March 31, 2011 was $150,000. Revenue for both periods was royalty income from the Company's minimum volume contract for its blood collection devices. Cost of revenue and amortization of intellectual property was $171,586 for the 2012 quarter and $135,168 for the same period in 2011.

Total employee compensation, including share-based compensation, for the three months ended March 31, 2012 increased by $110,123 compared to the same period of 2011. First quarter bonuses in 2012 were $53,000 less than in 2011. Compensation expense was also affected by the addition of a new COO in the second quarter of 2011 and the departure of another senior executive later in the year. Share-based compensation was $152,296 in 2012 and $95,578 in 2011. In 2012, share-based compensation was up $56,718 while cash compensation was up only $37,347. Amortization of share-based compensation increased as a result of the grant of 900,000 options during the four fiscal quarters after March 31, 2011. Contributions to our defined contribution/profit sharing plan were up $7,010 in 2012 versus 2011.

Advertising and promotion expense increased $161,805 in the three months ended March 31, 2012 versus the same period in 2011.  The increases in investor relations activity in the three months ended March 31, 2012 include $35,066 in new trade show expenses in 2012. Investor relations expenditures, in total, increased $2,963 between the three months ended March 31, 2012 and the same period in 2011. Marketing materials increased by $10,785 from 2011 to 2012. Marketing assistance payments were $112,575 higher in the first quarter of 2012 versus 2011. Other promotional costs increased by $416 between the three month periods ended March 31, 2012 and 2011.

Product development costs were $369,220 in the three months ended March 31, 2012 and $247,452 in the same three month period of 2011, an increase of $121,768. These costs reflect the continued development of the prefilled syringe and IV shuttle tooling and manufacturing costs for samples, as well as, continued improvements to the blood collection devices and the winged collection set. Prefilled syringe packaging design costs were incurred in the first three months of 2011. Engineering and material costs were up $200,245 for the three months ended March 31, 2012. Product improvements for the winged collection set and development costs for the prefilled syringe and the IV shuttle represent the majority of these costs. Completed parts were down $57,498 for the three months ended March 31, 2012. Other testing, sterilization and simulated use costs were $20,979 less in the three months ended March 31, 2012 versus 2011.

Professional fees and costs were up by $239,543 in the three months ended March 31, 2012 versus the same period in 2011. The total costs in 2012 were $590,852 versus $351,309 in 2011. Accounting, auditing, consulting fees and other professional fees, as a subset of the $239,543 increase were up $162,431 during the three months ended March 31, 2012 over the same period in 2011. Recruiting costs were down $48,000 in 2012 versus 2011. Legal fees were up $125,112 this year over 2011.

Consulting fees, included in the $162,431 increase reflected above, increased by $170,105 in 2012 versus
2011. Two contract officers hired in 2012 represent $69,543 of the increase. Fees for a financial consultant totaled $96,881 in 2012. Recurring consulting fees with SC Capital and Advanced Medical totaled $90,000 in both the 2012 and 2011 periods. Accounting, auditing and quality testing costs, also a part of the $162,431 change, were down $7,674 in 2012.

Total legal fees were $232,261 in 2012 and $107,149 in 2011. The increase includes litigation defense costs and significant patent work on new and existing intellectual property.

Total travel costs were $153,844 and $74,755 for the first quarter of 2012 and 2011, respectively. The $79,089 increase reflected increased travel associated with trade shows, board meetings and vendor and customer visits.

General and administrative expenses were $191,117 in the 2012 quarter versus $136,168 for the same period in 2011, an increase of $54,949. Building rent, maintenance and related expenses are up $28,195 due to the new office space we occupied in April 2011. Quarterly rent for the new office space was $24,000 higher. We also incurred $6,489 to rent an office in New York for our Executive Vice President of Finance.

Network costs, computer support services and software are up $4,722. Sales tax is up $2,777, contributions are up $2,150 and equipment rental is down $1,675. Parking is up $4,520 in 2012, which was not incurred in the first quarter of last year. Postage and shipping are down $9,247 this year to date versus the prior year. Utilities are up $2,580 in 2012 since we are paying for two locations and are now paying for water in our new location. Office expenses are down $1,300 this year versus 2011. Printing and reference materials are up $2,660 in the current year principally due to trade show marketing materials. The Company paid $31,250 in Directors' fees for the first quarter of 2012 and nothing in the same period of 2011. All other General and Administrative expense categories experienced a change of less than $1,000 individually and, in total, were down $11,683. Effective with the third quarter of 2011, the Company began paying cash fees to its non-employee directors, which totaled $31,250 for the 2012 quarter.

Insurance costs were $126,256 through March 31, 2012, compared to $99,503 through the same period last year. We have had fifteen employees in 2012 increasing our health and benefits coverage costs. We have increased our products liability coverage to include the substantially increased sales of product in 2012. We also instituted an evacuation and medical coverage plan for employees expected to travel out of the country last year. Our property and casualty coverage has also increased since we now have property in several states and in two locations in Lexington. We had to rebid our Director and Officers' liability coverage and the premium is up sharply with increased deductibles.

Depreciation was up $23,410 to $73,089 for the three months ended March 31, 2012. Amortization charges on our intellectual property of $126,271 and amortization of Senior Note issuance costs of $123,098, both for the first three months of 2012, exceeded the 2011 costs for the same period of $126,271 and $123,097, respectively. The depreciation was reflected under cost of operations, and the amortization of our intellectual property was reflected in cost of revenues. Amortization of loan costs on our Senior Debt were reflected in interest expense. All depreciation and amortization costs through three months ended March 31, 2012 totaled $322,458 versus $299,048 in 2011.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location. In 2012, the Company wrote off the remaining Key-Lok intellectual property cost of $244,561.

Interest expense was $1,173,097 for the three months ended March 31, 2012 versus $1,173,098 in the same period in 2011. Interest income was $2,209 in the three months ended March 31, 2012 and $5,502 in same period of 2011.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the first three months of 2011 was $401,297. The first three months of 2012 reflected a loss of $175,993.  The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates..

Liquidity and Capital Resources

Total assets were $19,399,630 as of December 31, 2011 and $16,046,936 as of March 31, 2012. The $3,352,694 decline in total assets reflects the impact of the negative cash flow from operations of $(2,622,383). Similarly, the loss for the three months ended March 31, 2012 of $(3,534,833) corresponds to the asset decline.

Restricted cash declined from $1,206,371 at the beginning of this quarter to $1,038,468 at March 31, 2012. Collections to the account during the quarter were $890,563 plus a modest amount of interest income. Cash expenses were $1,050,000 in interest expense and $8,500 in fees.

Our unrestricted cash decreased from $6,173,627 to $3,532,161 during the three months ended March 31, 2012. This is a decline of $2,641,466 during the quarter.

Fixed assets increased $34,287 during the three months ended March 31, 2012. New manufacturing equipment was up $3,300, leasehold improvements were up $2,208, furniture and fixtures were up $1,205. and computers and phones were up $27,046 during the three months ended March 31, 2012.

We wrote off $244,561of intellectual property representing the balance of the Key-Lok carrying value. Senior Debt issuance costs declined by $123,098, the amount of amortization for the first quarter of 2012.

Accounts payable, accrued expenses and accrued interest were fairly level between the end of 2011 and the first quarter of 2012. Current liabilities as of March 31, 2012 included $1,757,087 of current portion of the Senior Debt. Long term liabilities declined by the same amount.

Shareholders' deficiency increased by $3,535,237. This change represented the net loss for the quarter.

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

The issuance of $30 million of Notes enabled us to raise cash secured by our right to receive royalty revenues from the sale of our blood collection products over the six-year term of the July 2010 agreement.  The Notes are long-term debt that must be repaid in accordance with their terms regardless of default by our customer. An interest reserve pre-funded $4.5 million of debt service on the Notes.  The royalties received from the sale of our blood collection and infusion products are committed to pay principal and interest to the Noteholders until the July 2010 agreement expires in 2016. We also retain the obligation to make quarterly marketing contributions and to pay royalties on the intellectual property for the blood collection products. We have been using the balance of the proceeds from the sale of the Notes for working capital to fund the commercialization of our technology and to expand our ability to manufacture and deliver products to commercial markets.

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

In addition to our $3,532,161 of unrestricted cash at March 31, 2012, we held restricted cash of $1,038,468 to service interest on our Senior Notes.

We estimate that funding our continued development and launches of our planned products, meeting current capital support requirements, and pursuing other areas of corporate interest as may be determined by the Board of Directors for the next four months will be covered by our existing cash resources.  Whether we commit resources to optional projects will depend upon our cash position from time to time. Our primary cash requirements will be to fund (a) launching our blood collection products for distribution, primarily the Wing device, (b) continuing development of our safety syringe products and other medical device safety products based on the technology for which we hold rights, (c) actively pursuing commercialization opportunities for these products and (d) increasing our capability as needed to support these expanded day-to-day operations.

We have projected significant development activity during 2012 and the addition of several new employees and consultants to assist with the development of our new products.  We have no bank debt to service. We have no debt associated with our leasehold improvements or equipment. We are in the process of converting our servers to virtual private servers and utilizing cloud technology. There will be ongoing development and implementation costs on this project approximating $38,500.

Our royalty revenue from our three blood collection and infusion products is committed to pay principal and interest during the six-year term of the Notes. Until royalty revenues increase to cover all payments of principal and interest on the Notes, we expect to cover the balance due from the interest reserve.  During 2012, we estimate our cash required to fund operations, excluding debt service, will be approximately $825,000 per month. Until we earn revenues from the sale of our other products currently under development, we expect to fund our operations from our current cash balance. Other possible sources of cash include borrowing from commercial lenders and proceeds from the sale of securities. Covenants in the indenture of the Senior Notes limit our ability to borrow funds during the six-year term of the Notes to $7,500,000 of new senior debt and $15,000,000 of new subordinated debt.

The Company is actively pursuing commercial financing until we achieve sufficient revenues from our new products to fund operations. We have also engaged investment banking advisors to assist us in preparing to raise capital to fund manufacturing and development costs for our new products, if we do not contract with a customer or manufacturer to assist us with these costs. Although there can be no guarantee regarding future financing, management believes equity or debt financing will be available to continue to fund operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.  We currently have no bank indebtedness. Our Senior Debt is priced at a fixed minimum interest rate of 14% with a possibility of additional interest to the note holders if product sales exceeds the minimum volumes on our minimum volume contract for our blood collection products. Therefore, our interest expense may increase due to changes in sales and demand for these products.

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

On November 1, 2011, Visual Connections, Inc. filed suit against MedPro in federal district court alleging breach of contract, unjust enrichment/constructive trust, and interest. Visual Connections claims that under the terms of the agreements pursuant to which MedPro acquired the intellectual property underlying three medical devices from Visual Connections, Visual Connections is entitled to receive royalty payments on the principal amount of the 14% Senior Notes due 2016 that a wholly owned subsidiary of MedPro issued to institutional investors in September and October 2010. (Visual Connections, Inc. v MedPro Safety Products, Inc., Case No. 11-1307 RGA.) MedPro believes the claim that it owes royalty payments on the proceeds of long-term debt is without merit, and continues to contest the matter vigorously. The Company has filed a cross-motion for judgment on the pleadings in the case.

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended March 31, 2012. The following table provides certain information with respect to our purchases of common stock during the three months ended March 31, 2012.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
1/1/12-1/31/2012	26,350	$2.25	514,589	485,411
2/1/2012-2/29/2012	12,700	$2.46	527,289	472,711
3/1/2012-3/31/2012	23,200	$2.68	550,489	449,511
Through March 31, 2012	62,250	$2.45

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Removed and reserved.

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

	10.11	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.12	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.13	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.14	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.15	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.16	Employment Agreement with Agreement with Walter W. Weller (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2009).
	10.17	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.18	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
	10.19	Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 28,2012).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	EX-101.INS	XBRL Instance Document
*	EX-101.SCH	XBRL Taxonomy Extension Schema Document
*	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
May 9, 2012	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

May 9, 2012	By:	/s/ Marc T. Ray
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