Form 10-Q
period 2012-06-30
MedPro Safety Products, Inc.
filed 2012-08-14
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Large accelerated filer  ☐                                                              Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 12,904,455 shares of Common Stock were outstanding at August 13, 2012.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of June 30, 2012 and December 31, 2011

Statements of Operations for the three and six months ended June 30, 2012 and 2011

Statements of Changes in Shareholders’ Deficiency for the six months ended June 30, 2012 and the year ended December 31, 2011

Statements of Cash Flows for the six months ended June 30, 2012 and 2011

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,398,860	$6,173,627
Restricted cash	874,059	1,206,371
Accounts receivable, net	892,888	900,865
Accrued interest income	—	2,628
Prepaid expenses and other current assets	54,625	53,899

Total current assets	3,220,432	8,337,390

Property and Equipment
Equipment and tooling	1,203,414	1,152,702
Leasehold improvements	790,046	787,248
Computers, network and phones	270,304	237,945
Furniture and fixtures	140,726	139,521
Trade show booth	31,900	27,619

Total property and equipment	2,436,390	2,345,035

Less: accumulated depreciation	736,844	590,340

Property and equipment, net	1,699,546	1,754,695
Other Assets
Intangible assets, net of amortization of $1,305,553 and $1,053,011, respectively	7,315,622	7,812,726
Deferred financing costs, net of amortization of $895,876 and $649,681, respectively	1,148,624	1,394,819
Recoupable royalties - Visual Connections - Wing	100,000	100,000

Total other assets	8,564,246	9,307,545

Total assets	$13,484,224	$19,399,630

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$867,106	$951,646
Accrued interest payable	700,000	700,000
Senior Notes - current portion	2,996,193	—
Derivative liabilities – fair value of warrants	905,577	1,293,754

Total current liabilities	5,468,876	2,945,400

Long-Term Liabilities
Senior Notes - long term portion	27,003,807	30,000,000

Total long-term liabilities	27,003,807	30,000,000

Total liabilities	32,472,683	32,945,400

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $2,727,927 and $2,426,114, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 12,904,455 and 13,042,313 issued and outstanding, respectively	12,904	13,043
Additional paid-in capital	70,763,536	70,842,537
Accumulated deficit	(89,862,233)	(84,498,684)

Total shareholders’ deficiency	(18,988,459)	(13,545,770)

Total liabilities and shareholders’ deficiency	$13,484,224	$19,399,630
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues

Product royalty income	$890,625	$631,250	$1,781,250	$781,250
Other revenue	—	10,042	—	10,042
Total revenue	890,625	641,292	1,781,250	791,292
Cost of revenues and amortization of intellectual property	171,586	161,932	343,173	297,101
Gross profit	719,039	479,360	1,438,077	494,191
Operating Expenses
Salaries, wages, and payroll taxes	689,680	739,318	1,626,848	1,566,364
Qualified profit sharing plan	17,519	14,895	38,548	28,914
Advertising and promotion	166,485	131,513	366,339	169,562
Product development costs	273,276	200,845	642,496	448,297
Professional fees	348,476	451,586	939,328	802,895
Insurance	86,118	72,445	212,374	171,948
General and administrative	206,969	150,720	398,085	286,888
Travel and entertainment	77,209	164,725	231,053	239,480
Write downs of abandoned equipment, leasehold improvements and technology	—	—	244,561	144,114
Depreciation	73,414	69,643	146,503	119,322
Total operating expenses	1,939,146	1,995,690	4,846,135	3,977,784
Loss from operations	(1,220,107)	(1,516,330)	(3,408,058)	(3,483,593)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(1,173,097)	(1,173,106)	(2,346,195)	(2,346,204)
Interest income	317	4,931	2,526	10,432
Change in fair value of derivative liabilities	564,171	(214,723)	388,178	186,574
Total other income /(expenses)	(608,609)	(1,382,898)	(1,955,491)	(2,149,198)
Provision for income taxes	—	—	—	—
Net (loss)	$(1,828,716)	$(2,899,228)	$(5,363,549)	$(5,632,791)
Net (loss) per common share
Basic net (loss) per share	$(0.14)	$(0.22)	$(0.41)	$(0.43)
Diluted net (loss) per share	$(0.14)	$(0.22)	$(0.41)	$(0.43)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	12,946,725	12,984,050	12,978,842	13,043,620
Weighted average number of shares outstanding - diluted	12,946,725	12,984,050	12,978,842	13,043,620

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Six Months Ended June 30, 2012
and the Year Ended December 31, 2011

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$71,344,241	$(72,466,080)
Earned portion of share-based compensation	—	—	—	—	427,771	—
Purchases of treasury shares	(259,355)	(259)	—	—	(637,784)	—
Exercise of employee options	210,161	210	—	—	(291,691)	—
Net (loss)	—	—	—	—	—	(12,032,604)
Balance December 31, 2011	13,042,313	13,043	9,733,531	97,334	70,842,537	(84,498,684)
Earned portion of share-based compensation	—	—	—	—	312,564	—
Purchases of treasury shares	(158,347)	(159)	—	—	(386,042)	—
Exercise of employee options	3,517	3	—	—	(5,523)	—
Exercise of investor warrants	16,972	17
Net loss for the period ended June 30, 2012	—	—	—	—	—	(5,363,549)
Balance June 30, 2012	12,904,455	$12,904	9,733,531	$97,334	$70,763,536	$(89,862,233)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(5,363,549)	$(5,632,791)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	146,503	119,322
Amortization of financing costs and intangible assets	498,738	498,737
Write downs of abandoned equipment, leasehold improvements and technology	244,561	144,114
Share based compensation	312,564	201,297
Change in fair value of warrant (derivative liabilities)	(388,178)	(186,573)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	10,605	(463,283)
Other current assets	(728)	(34,798)
Accounts payable and accrued expenses	(84,536)	(305,889)
Net cash flows from operating activities	(4,624,020)	(5,659,864)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(91,355)	(1,056,505)
Restricted cash-Interest Reserve	332,312	1,810,157
Net cash flows from investing activities	240,957	753,652
Cash Flows From Financing Activities
Escrowed Senior Note Funds	—	7,870,000
Withholding taxes on cashless stock option exercise	(5,503)	—
Purchase of treasury shares	(386,201)	(332,421)
Net cash flows from financing activities	(391,704)	7,537,579
Net increase / (decrease) in cash	(4,774,767)	2,631,367
Cash at the beginning of the period	6,173,627	8,315,644
Cash at the end of the period	$1,398,860	$10,947,011
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,100,000	$2,100,000
Non-Cash Activity
Non-cash portion of (gain) or loss on derivative liabilities associated with warrants	$(388,178)	$(186,573)

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Revenues and Costs Recognition –  Revenues in 2011 and 2012 were derived from royalties on our blood collection products pursuant to our minimum volume contract.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.  The Company began accruing revenue from its tube-activated blood collection device late in 2010 and collected its first revenue in 2011.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. There were no allowances for doubtful accounts at the end of 2011 or the first two quarters of 2012. The Company has only one customer and revenue is pursuant to a minimum volume contract. That customer also manufactures the product.

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

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

research and development, all salaries and benefits for the three and six months ended June 30, 2012 and 2011, have been expensed.

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

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the periods included in these financial statements as required by ASC 740.  The Company does not believe that any of the positions it has taken will not prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.

Cash and Cash Equivalents – For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Concentration of Credit Risk – From time to time during the six months ended June 30, 2012 and the year ended December 31, 2011, certain bank account balances exceeded federally insured limits.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 3,837,809 outstanding options convertible into one share each of common stock at June 30, 2012. Stock purchase warrants outstanding at June 30, 2012 totaled 2,221,349 warrants convertible into an equal number of common shares. There were also three series of convertible preferred shares. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. The Series B Preferred shares totaled 1,493,779 and had a four to one conversion representing 5,975,116 of potential new common shares. Finally, 1,571,523 of Series C Preferred with a ten to one conversion feature have the potential to increase outstanding common shares by 15,715,230.

Since the Company had a loss for the three and six months ended June 30, 2012 and 2011, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

In July 2012, the FASB issued the Accounting Standards Update 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This update is effective for fiscal years beginning after September 15, 2012. The update permits qualitative analysis of impairment of indefinite-lived intangible assets to

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

determine if quantitative assessment of the value of such assets is necessary. It applies to intangible assets with an indefinite life other than goodwill. The update provides a series of events and circumstances that could impact significant inputs used to determine fair value of indefinite-lived assets. It also provides guidance as to frequency such qualitative and/or quantitative analysis must be performed. Finally, once an asset is determined to have a finite life, impairment assessment must be performed in accordance with paragraphs 350-30-35-18 through 35-19.

The intent of the update is to assess whether or not, on a more likely than not basis, using qualitative analysis as described in the update, an indefinite-lived asset is impaired. If it is determined to be impaired, a valuation on a quantitative basis must be performed. Similarly, if the indefinite-lived asset is determined to have a finite life it must be evaluated for amortization and/or impairment analysis. The Company has not yet adopted this update and is evaluating the impact of this update on its financial statements and whether or not any of its assets would fall into this category. It believes the impact on our financial statements will not be material.

In December 2011, the FASB issued the Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires disclosure on both a gross and net basis of offsetting assets and liabilities in connection financial assets and liabilities. It is effective for annual reporting periods beginning on or after January 1, 2013 and interim reporting periods within those annual periods. The Company does not have any offsetting financial assets and liabilities at the present time. If, in the future, after the effective date, the Company acquires such assets and liabilities it will comply with the disclosure requirements of the update.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of non-financial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity's net exposure to a particular market risk, or to the credit risk of a particular counter-party, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, the market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820's prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. The provisions of ASU 2011-04 are effective for periods beginning after December 15, 2011, with disclosure of the change, if any, in valuation technique and related inputs resulting from application of the amendments to ASC 820 required upon adoption, along with quantification of the total effect of the change, if practicable. The Company's adoption of ASU 2011-04 had no material effects on its financial statements.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform to the classifications used to prepare the 2012 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

Through the second quarter of 2012, amortization expense was $498,738, including $252,544 amortization of intellectual property and $246,194 amortization of loan fees. In 2011, amortization expense for the second quarter was the same as in 2012. Amortization for the entire year of 2011 was $997,475 including $505,085 of intellectual property amortization reflected in cost of goods sold and $492,390 of loan fee amortization included in interest expense associated with the Company's Senior Notes. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2012	$809,835
2013	$1,724,085
2014	$1,681,995
2015	$1,219,000
2016	$1,219,000
After 2016	$914,250

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 6 – LONG-TERM DEBT

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Senior Notes Payable, Interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$30,000,000	$30,000,000
	$30,000,000	$30,000,000
Less: current portion	2,996,193	—
Long-term portion	$27,003,807	$30,000,000

The Company issued $30,000,000 of Senior Secured 14% Notes due 2016 in two tranches on September 1, 2010 and October 1, 2010.  Gross proceeds from the issuance of the Notes were reduced by $2,206,858 of issuance expenses, $4,500,000 of funds held in reserve to pay interest during the ramp up of royalty income, and $7,870,000 held in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  The Company used the net proceeds of the issuance of the Notes to pay off all of its outstanding bank debt in September 2010. The FDA cleared the Wing device in November 2010, and the Company received the $7,870,000  plus interest on January 30, 2011.

The interest reserve is used to supplement royalty revenues received under the GBO agreement.  Royalty revenues are deposited into a collection account held in trust and are supplemented from the interest reserve as necessary to complete the scheduled payments on the Notes.  The balance in the interest reserve account at June 30, 2012 and December 31, 2011 was $874,059 and $1,206,371, respectively. The current period ending balance is less than the total amount of payments due in the next year.  Accordingly, the Company has classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the GBO agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the Notes during the next seven months.  The interest reserve will be fully consumed on the payment due on the Senior Notes on January 30, 2013. Payments of principal and interest to the Noteholders are guaranteed by the Company.

Interest payments are subject to adjustment should our proceeds exceed minimum payments specified in the GBO agreement.

The Notes indenture limits the debt the Company can incur while the Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt.

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,	Maturities
2012	$—
2013	5,606.029
2014	7,957.317
2015	13,254.329
2016	3,182.325

Total	$30,000,000

Royalty collections through October 30, 2016 are allocated to the payment of principal and interest on the Notes.   Once principal is paid down to $1,000,000, additional interest is paid to the Note holders based on cash flow under the contract.  The final $1,000,000 of principal is paid with the last payment on the Notes.  Any Note payments made in 2016 are reduced by the

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

marketing assistance payments due to our customer under the minimum volume contract.  The Company is also entitled to receive a servicing fee of $5,000 per quarter, plus out of pocket expenses, subject to quarterly limitations.

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of June 30, 2012, the Company had accrued severance and related expenses payable to a former officer of $91,671. In addition, the Company had minor receivables from employees totaling a net of $645. As of December 31, 2011, the respective balances were $253,987 and $115. The employee receivables related to unreimbursed personal expenses on the Company credit card that are billed to the employees and collected each month.

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

We pay SC Capital a consulting fee of $15,000 per month until the agreement is terminated.  We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement.  For an equity financing transaction, we must pay SC Capital a consulting fee equal to 8% of the principal cash amount of all securities and institutional and secondary financings introduced by SC Capital and provide SC Capital with warrants to purchase a number of shares or units equal to 8% of the number of shares or units sold under the equity financing.  In a debt financing transaction, we must pay SC Capital a consulting fee equal to 3% of any gross proceeds received by MedPro in connection with a debt financing.  In a committed debt facility, the fee owed to SC Capital is to be calculated on the gross available amount committed to us.  In connection with any merger and acquisition transaction occurring during the term of the agreement, SC Capital would be entitled to 2.5% of the total transaction consideration for the first $20 million and 2% for any amount over $20 million.  For strategic alliances or other business realignments resulting from SC Capital’s services, we must pay a consulting fee equal to 8% of the value of the transaction. During 2010, we paid SC Capital $600,000 in fees in connection with our issuance of $30,000,000 of Notes.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,229 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”) and 1,571,523 are designated as Series C Convertible Preferred (“Series C Stock”).

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at the end of each of the last two fiscal periods presented in these financial statements:

	Shares outstanding at		Shares outstanding at	Shares outstanding at
	Shares Authorized	Par Value	June 30, 2012	December 31, 2011
Common stock	90,000,000	$0.001	12,904,455	13,042,313
Preferred Shares	10,000,000	$0.01	—
Series A Preferred			6,668,229	6,668,229
Series B Preferred			1,493,779	1,493,779
Series C Preferred			1,571,523	1,571,523
Common stock underlying outstanding stock purchase warrants			2,221,349	2,301,012

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

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $2,727,927 through June 30, 2012 and $2,426,114 through December 31, 2011. These amounts have not been recorded in the financial statements.

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

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  Through December 31, 2011 the Company had repurchased 488,239 shares in open market transactions at an average price per share of $2.17.  During the six months ended June 30, 2012, the Company acquired an additional 158,347 shares of its own common stock at an average price of $2.44 per share for a total cost of $386,200. The total number of shares repurchased since inception of the buyback program have been 646,586 shares at $2.72 per share average cost.  The Company has spent $1,755,756 on share repurchases since the inception of the buy-back program.

NOTE 10 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

Stock Option Awards

The Company grants share-based awards under the 2008 Stock and Incentive Compensation Plan ("2008 Plan") and the 2011 Non-Employee Director Stock Option Program ("Director Program"), which, among other things, (a) encourages employees and directors to help increase the profitability and growth of the Company; (b) provide competitive compensation to employees; (c) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities; and (d) motivate key employees and directors to contribute to the Company's success.
The fair value of the share-based payments is recognized as compensation expense over the various expected lives of the different options. For the three months ended June 30, 2012 and 2011, compensation expense charged to income was $160,269 and $105,720, respectively. For the six months ended June 30, 2012 and 2011, compensation expense was $312,564 and $201,297, respectively.
The amount of unrecognized compensation expense for all share-based awards as of June 30, 2012 was approximately $2,117,801, which is expected to be recognized over a weighted-average remaining life of approximately 3.84 years.

The table below identifies the Company's June 30, 2012 and the year ended December 31, 2011 options granted for Officers, employees and Directors and the factors used to value the share-based compensation expense for each option.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Option Schedule and Valuation Assumptions for 2012 and 2011 Options
Grant Date	Expiration Date	Option Term in Years	Number of Options	Exercise Price	Market Price at Grant Date	Estimated Life for Valuation (Years)	Volatility Factor	Risk Free Return Factor	Valuation Per Option	Total Compensation Expense
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	3.5	72.15%	1.12%	$1.344	$134,350
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	4.5	72.15%	2.10%	$1.523	$152,272
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	5.5	72.15%	2.10%	$1.578	$157,843
8/15/2011	8/15/2021	10.00	50,000	$2.96	$2.96	3.0	78.36%	0.34%	$1.496	$74,794
8/23/2011	1/31/2013	1.44	50,000	$1.81	$2.96	1.44	77.821%	0.22%	$1.542	$77,078
8/23/2011	8/23/2021	10.00	125,000	$2.96	$2.96	3.0	77.821%	0.38%	$1.488	$186,001
12/9/2011	12/9/2021	10.00	300,000	$2.25	$2.25	9.95	104.088%	0.82%	$1.712	$513,480
12/9/2011	12/9/2021	10.00	275,000	$2.25	$2.25	9.95	104.088%	1.82%	$2.045	$562,507
3/5/2012	3/5/2022	10.00	100,000	$2.73	$2.73	5.0	113.393%	0.87%	$2.180	$217,910

During the year ended December 31, 2011

On February 2, 2011, the Compensation Committee of the Board granted three options to the CEO of 100,000 options each year for three years for one common share each, exercisable if the CEO stays through December 31st of the current and the next two succeeding years. The first option became exercisable on December 31, 2011 The valuation and the factors used to value these options are listed in the table above.

In connection with the employment of the Company's new COO, an option for 50,000 shares was granted on August 15, 2011. It may be exercised on the one year anniversary of the grant date. The valuation and the factors used to value these options are listed in the table above.

On August 23, 2011, the board of directors adopted the Director Program and reserved 500,000 of the shares authorized for issuance under the 2008 Plan for the stock options to be awarded under the Director Program.  The Director Program provides that each non-employee director automatically receives an award of options to purchase 25,000 shares each year upon election at each annual meeting.  The options have a ten-year term and become exercisable on the first anniversary of the award date.  The exercise price is trading price at close of trading on the award date, which was $2.960 for initial grant of 125,000 options on August 23, 2011.  Vested options may be exercised for one year following termination of service due to death or disability. Unvested options will become fully exercisable upon a change of control, as defined by the 2008 Plan.   The valuation and the factors used to value these options are listed in the table above.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

In addition, one director was granted an option to acquire 50,000 common shares on August 23, 2011 under the same terms granted to the officers, employees and directors present for the August 18, 2008 award. The valuation and the factors used to value these options are listed in the table above.

On December 9, 2011, the Company awarded options to purchase 300,000 common shares to the Executive Officers other than the CEO and options to purchase 275,000 common shares to for the other employees. The valuation and the factors used to value these options are listed in the table above.

During the first two quarters ended June 30, 2012

On February 2, 2011, the Executive Compensation Committee approved awards of performance-based options to purchase up to 100,000 shares annually to our CEO based upon the achievement of predetermined goals for financial results, business and product development, capital market milestones, and organizational initiatives in each of December 31, 2011, December 31, 2012 and December 31, 2013.  On March 5, 2012, the committee determined that Mr. Turner's performance in 2011 had satisfied the objective and subjective criteria for performance-based options and awarded him 100,000 options exercisable at $2.725 per share.  The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2012 and 2011 is as follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2010	3,908,471	$2.060
Granted	1,100,000	$2.440
Exercised	(1,050,000)	$1.810
Expired/Forfeited	(187,662)	$2.930
Outstanding at December 31, 2011	3,770,809	$2.200
Granted	100,000	$2.725
Exercised	(33,000)	$2.250
Outstanding at June 30, 2012	3,837,809	$2.214

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

Exercise Price		Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$1.81		1,950,000	0.5885	None
$1.81		100,000	0.5885	None
$3.85		122,079	6.9051	122,079
$4.24		25,974	1.9051	25,974
$3.65		47,256	7.2647	47,256
$2.70		425,500	8.2473	425,500
$2.62		100,000	3.5912	100,000
$2.62	*	100,000	3.5912	None
$2.62	*	100,000	3.5912	None
$2.96	*	50,000	9.1233	None
$2.96	*	125,000	9.1452	None
$1.81		50,000	0.5885	None
$2.25		542,000	9.4408	575,000
$2.73		100,000	9.6760	100,000
$2.21		3,837,809	3.8412	1,395,809
 * - Non-vested at June 30, 2012 or December 31, 2011. Weighted average remaining life at June 30, 2012.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes information about non-vested options for the year ended December 31, 2011 and the six months ended June 30, 2012.

	Shares	Weighted Average Grant Date Fair Value	Per Share Fair Value
Outstanding Non-Vested Options 1/1/2011	—	—	—
Granted 2011	1,100,000	$1,858,535	$1.690
Vested 2011	(725,000)	$(1,285,168)	$1.773
Forfeited 2011	—	$—
Outstanding Non-Vested Options at 12/31/2011	375,000	$573,367	$1.529
Granted 2012	100,000	$272,500	$2.725
Vested 2012	(100,000)	$(272,500)	$2.725
Forfeited 2012	—
Outstanding Non-Vested Options at 6/30/2012	375,000	$573,367	$1.529

The weighted average fair value per share of options granted was $2.440 for 2011 and $2.725 for the six months ended June 30, 2012. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2012	2011
Dividend yield	—%	—%
Expected volatility	98.533%	90.03%
Expected lives	5.00	5.63
Risk-free interest rate	0.41%	1.23%

The weighted average remaining contractual life of all options outstanding at December 31, 2011 was 4.64 years and at June 30, 2012 is 3.84 years. In addition to outstanding stock options, our stockholders have authorized an additional 1,816,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years

2/2/2011	200,000	$2.62	3.59
8/15/2011	50,000	$2.96	9.12
8/23/2011	125,000	$2.96	9.15
Totals	375,000	$2.78	6.18

As of December 31, 2011, we had $484,816 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $149,816, 2013 - $149,816, 2014 - $118,434 2015 - $49,254and 2016 - $17,496.

	2012	2013	2014	2015	2016
Unearned Compensation to be Expensed by Year	$149,816	$149,816	$118,434	$49,254	$17,496

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

On May 29, 2012, a former employee exercised his option to acquire 33,000 shares of the Company's common stock. The option was granted on December 9, 2011. The fair value of the stock on the exercise date was $2.71. The exercise price was 2.25. The gain on the exercise, taxed as compensation to the employee, was $15,015. The Company issued 3,517 shares net of the 27,449 shares necessary to exercise the option and the 2,034 shares needed to cover the withholding taxes for a net issuance of 3,517 shares.

Stock purchase warrants

Our preferred stockholders received one Series A warrant and one Series B warrant for each of the 6,668,229 shares of Series A Stock they purchased on December 28, 2007. For making a total investment of at least $5 million, VOMF also received one Series J warrant and one C warrant for each of the 5,975,116 shares of Series A Stock it purchased. In 2008, VOMF and VCAF exercised the Series J warrants in full for cash and received 1,493,779 shares of new Series B Stock, which is convertible into four common shares for each share of Series B Stock. In March 24, 2009, VMOF and VCAF delivered $3,000,000 of cash and all of the A, B and C warrants they held, receiving in exchange 1,571,523 shares of new Series C Stock, which is convertible into ten common shares for each share of Series C Stock.

Series A and Series B Warrants.

As of June 30, 2012 and December 31, 2011, 512,941 Series A warrants and 512,941 Series B warrants remained outstanding. Each Series A warrant entitles holder to purchase one share of common stock at a purchase price of $1.81 per share. Each Series B warrant entitles holder to purchase one share of common stock at a purchase price of $1.99 per share. Both the Series A and Series B warrants may be exercised through December 28, 2012.

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

Series AA Warrants.

The Company issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the sale of the preferred stock and warrants on December 28, 2007. One warrant holder exercised 79,663 of these warrants, on a cashless basis, in exchange for 16,972 common shares on June 30, 2012. The fair value on the date of exchange was based on $2.30 for the Company's stock and the exercise price of $1.81. The remaining Series AA warrants totaled 453,795. The terms of the Series AA warrants are similar to the Series A warrants and expire on December 28, 2012 .

As consideration for interim financing provided to the Company by VOMF from February through August in 2010, the Company issued VOMF warrants to purchase 325,000 common shares at $3.00 per share and 416,672 shares at $4.00 per share. These warrants expire at various dates in 2015.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

•
As of June 30, 2012, the Company had 90,000,000 common shares authorized and 12,904,455 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

•	The deregistration of Company’s common stock is within its control;

•	The consummation of a going private transaction is within the Company’s control.

Based on the foregoing analysis, the Company concluded that the embedded conversion feature would not be separately accounted for as a derivative liability from the Series A Stock.

In accordance with this guidance, the Company recorded a deemed dividend in the amount of $3,975,120 by increasing the retained deficit and increasing additional paid in capital by that amount effective on December 28, 2007 to reflect the estimated fair value of the embedded conversion feature in the Series A Stock. The $3,975,120 amount represents the approximately $0.60 difference per share between the$1.81 liquidation value per share of the preferred stock and the$1.21 per share value of the warrants.  This amount would normally be amortized over the period between the issue date and the conversion date, but because the Series A Stock is convertible immediately upon issuance, the entire amount was charged to retained earnings as a deemed dividend and an increase to additional paid in capital.

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

The warrants we issued on December 28, 2007 possess features covered by ASC 815. The warrants provide for cashless exercise after one year. They also provided that if before January 1, 2009, we issued any additional shares of common stock at a price per share less than $1.81 (or the adjusted warrant exercise price then in effect) or without consideration, then the exercise price would adjust to the price per share paid for the additional shares of common stock upon each such issuance.

To reflect the cumulative effect of adopting ASC 815, the Company reduced Additional Paid in Capital by $6,321,081, increased its Accumulated Deficiency by $35,081,114 and recorded a liability of $41,402,196 as of January 1, 2009. The amount of the liability was determined by reference to the fair value of the warrants on that date under FASB ASC 820

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The liability for the warrants exchanged for $3,000,000 of cash and a total of 1,571,523 shares of new Series C Stock in March 24, 2009 was recomputed using the Black-Scholes method with updated inputs, and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009, immediately before the exchange. The valuation difference on these warrants was $21,237,919, which accounts for the substantial portion of the total gain of $21,603,185 reported for the year ended December 31, 2009.

As of August 12, 2009, the Company's registration statement became effective, terminating the cashless exercise feature. A total of 1,025,882 Series A and B warrants remained outstanding at December 31, 2009, and all of the derivative liability had been written off or recognized as gain.

All of the warrants we issued in 2010 possess cashless exercise and anti-dilution features covered by ASC 815.

The following factors were used to value the warrants which were issued beginning in the first quarter of 2010 through the current date:

	Warrants Issue with Debt
Grant Date	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Totals
Stock Price at Issue	$3.40	$3.10	$3.00	$3.00	$3.00	$2.70
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00
Warrants Granted in Connection with Debt	212,500	112,500	208,334	50,001	75,002	83,335	741,672
Warrant Term in Years	5	5	5	5	5	5

3/31/2010
Volatility	48.000%	48.000%
Risk Free Rate of Return	2.3%	2.3%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Value at Issue	$284,868	$128,086					$412,954
Change in Value During the Quarter	$(42,928)	—					$(42,928)
Value at Quarter End	$241,940	$128,086					$370,026

6/30/2010
Volatility	42.26%	42.26%	42.26%	42.26%	42.26%
Risk Free Rate of Return	1.79%	1.79%	1.79%	1.79%	1.79%

Value at Issue/Prior Quarter End	$241,940	$128,086	$261,803	$60,901	$88,199		$780,929
Change in Value During the Quarter	$(58,660)	$(29,840)	$(20,796)	$(2,578)	—		$(111,874)
Value at Quarter End	$183,280	$98,246	$241,007	$58,323	$88,199		$669,055

9/30/2010
Volatility	34.79%	34.79%	34.79%	34.79%	34.79%	34.79%
Risk Free Rate of Return	1.27%	1.27%	1.27%	1.27%	1.27%	1.27%

Value at Issue/Prior Quarter End	$183,280	$98,246	$241,007	$58,323	$88,199	$82,631	$751,686
Change in Value During the Quarter	$(82,378)	$(43,907)	$(87,004)	$(20,966)	$(31,577)	$(19,071)	$(284,903)
Value at Quarter End	$100,902	$54,339	$154,003	$37,357	$56,622	$63,560	$466,783

12/31/2010
Volatility	69.618%	69.618%	69.618%	69.618%	69.618%	69.618%
Risk Free Rate of Return	2.01%	2.01%	2.01%	2.01%	2.01%	2.01%

Change in Value	$200,987	$107,237	$190,699	$46,040	$68,472	$77,605	$691,040
Value at Quarter End	$301,889	$161,576	$344,702	$83,397	$125,094	$141,165	$1,157,823

3/31/2011
Volatility	72.148%	72.148%	72.148%	72.148%	72.148%	72.148%
Risk Free Rate of Return	2.24%	2.24%	2.24%	2.24%	2.24%	2.24%

Change in Value	$(108,199)	$(57,508)	$(117,557)	$(28,279)	$(42,416)	$(47,338)	$(401,297)
Value at Quarter End	$193,690	$104,068	$227,145	$55,118	$82,678	$93,827	$756,526

6/30/2011

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Volatility	82.902%	82.902%	82.902%	82.902%	82.902%	82.902%
Risk Free Rate of Return	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%

Change in Value	$59,469	$31,755	$59,873	$14,459	$23,142	$26,025	$214,723
Value at Quarter End	$253,159	$135,823	$287,018	$69,577	$105,820	$119,852	$971,249

9/30/2011
Volatility	76.266%	76.266%	76.266%	76.266%	76.266%	76.266%
Risk Free Rate of Return	0.42%	0.42%	0.42%	0.42%	0.42%	0.42%

Change in Value	$(39,820)	$(21,214)	$(38,454)	$(9,270)	$(15,360)	$(17,227)	$(141,345)
Value at Quarter End	$213,339	$114,609	$248,564	$60,307	$90,460	$102,625	$829,904

12/31/2011
Volatility	106.735%	106.735%	106.735%	106.735%	106.735%	106.735%
Risk Free Rate of Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%

Change in Value	$133,395	$71,258	$128,210	$30,980	$47,727	$52,280	$463,850
Value at Quarter End	$346,734	$185,867	$376,774	$91,287	$138,187	$154,905	$1,293,754

3/31/2012
Volatility	113.393%	113.393%	113.393%	113.393%	113.393%	113.393%
Risk Free Rate of Return	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%

Change in Value	$48,329	$26,145	$50,069	$12,241	$18,361	$20,848	$175,993
Value at Quarter End	$395,063	$212,012	$426,843	$103,528	$156,548	$175,753	$1,469,747

6/30/2012
Volatility	98.53%	98.53%	98.53%	98.53%	98.53%	98.53%
Risk Free Rate of Return	0.41%	0.41%	0.41%	0.41%	0.41%	0.41%

Change in Value	$(161,017)	$(85,543)	$(158,492)	$(38,116)	$(57,260)	$(63,742)	$(564,170)
Value at Quarter End	$234,046	$126,469	$268,351	$65,412	$99,288	$112,011	$905,577

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
2012
Derivative liabilities	$—	$905,577	$—	$905,577
Total Liabilities at Fair Value	$—	$905,577	$—	$905,577

2011
Derivative liabilities	$—	$1,293,754	$—	$1,293,754
Total Liabilities at Fair Value	$—	$1,293,754	$—	$1,293,754

Note- No assets or other liabilities were measured at fair value during 2012 or 2011.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at June 30, 2012 and December 31, 2011:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
2012 Warrant Details
February 26, 2010	$4.00	212,500	2.91	212,500	$395,063
March 31, 2010	$4.00	112,500	3.00	112,500	$212,012
April 30, 2010	$3.00	208,334	3.08	208,334	$426,844
June 3, 2010	$3.00	50,001	3.18	50,001	$103,527
June 30, 2010	$3.00	75,002	3.25	75,002	$156,548
August 5, 2010	$3.00	83,335	3.35	83,335	$175,753
A Warrants	$1.81	512,941	0.75	512,941	$203,777
B Warrants	$1.99	512,941	0.75	512,941	$164,994
AA Warrants	$1.81	453,795	0.75	453,795	$180,280

June 30, 2012		2,221,349	1.50	2,221,349	$2,018,798
Weighted average exercise price					$2.40

2011 Warrant Details
February 26, 2010	$4.00	212,500	3.17	212,500	$346,734
March 31, 2010	$4.00	112,500	3.25	112,500	$185,867
April 30, 2010	$3.00	208,334	3.33	208,334	$376,774
June 3, 2010	$3.00	50,001	3.42	50,001	$91,286
June 30, 2010	$3.00	75,002	3.50	75,002	$138,188
August 5, 2010	$3.00	83,335	3.58	83,335	$154,905
A Warrants	$1.81	512,941	1.00	512,941	$203,777
B Warrants	$1.99	512,941	1.00	512,941	$164,994
AA Warrants	$1.81	533,458	1.00	533,458	$211,928

December 31, 2011		2,301,012	1.74	2,301,012	$1,874,453
Weighted average exercise price					$2.37

NOTE 11 – LEASE COMMITMENT

Until April 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease is non-cancelable and runs through August 2012 at a monthly rent of $6,975. Total expense for this property was $41,850 through the June 30, 2012 and $83,700 for the year ended December 31, 2011. Future minimum lease obligations on this property for 2012 until the termination of this lease are $13,950.

In 2011, we leased new office space at 145 Rose Street, Lexington, Kentucky. The owner of the building is an LLC owned by unrelated parties. Our monthly rent for the initial five year term is $8,000 per month. We have an option to terminate the lease by giving 90 days notice before the third anniversary of the lease and by paying one year's rent as a penalty for early termination. The initial term of the lease is five years commencing on April 1, 2011 and terminates on March 31, 2016. We have three renewal options of three years each. Rent will escalate based on the Consumer Price Index for all U.S. City Average, all items (1982-1984 = 100).

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

We began leasing space in New York from a temporary office space provider for the year ended December 31, 2012. We have a renewal option with two months free rent for 2013. The 2012 rent is $3,110 per month for March through October. We do not pay rent for January, February, November or December.

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2012	$180,590
2013	96,000
2014	96,000
2015	96,000
2016	8,000
$476,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or our annual filings of Form 10K for 2011.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in “Item 1A Risk Factors” of our Annual Report on Form 10-K and our subsequent reports, factors that could contribute to those differences include, but are not limited to:

•	Our limited financial resources and our ability to fund development of our products and operations from third party financing and cash flow from operations.

•	New product introductions by our current or future competitors could adversely affect our ability to compete in the global market.

•	The ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us.

•	The continued service of key management personnel.

•	Our ability to attract, motivate and retain qualified employees.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that actual results almost always vary from forward looking statements, and the differences can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. These statements speak only as of the date of this report (or an earlier date to the extent applicable). We do not intend to update these statements unless applicable laws require us to do so.

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

On September 1 and October 1, 2010, we issued Senior Secured 14% Notes due 2016 (the “Senior Notes”) in the aggregate principal amount of $30 million in private placements to institutional investors. In connection with the Senior Note issuance, we transferred the rights to receive all royalties under the GBO agreement to a new wholly owned subsidiary that is the issuer of the Senior Notes. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the notes. We received approximately $23,294,000 in net proceeds after establishing a $4,500,000 interest reserve and paying offering expenses.

We used the net proceeds from the sale of the Senior Notes to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,360,000.   We have used the remaining net proceeds to pay royalties on our blood collection technology, our marketing contributions, and to finance the development of other safety products in our portfolio.

Our strategy for the next 18 to 24 months focuses on completing the steps necessary to attain pre-market product development milestones for our prefilled syringe.  Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, would provide for fixed minimum volume contracts, as does the GBO agreement.

Our operations have been funded principally from the net proceeds of our sale of the 14% Senior Notes. As of the date of this report, our cash position is expected to allow us to sustain operations at their current level through the latter part of the third quarter. We currently have no outstanding bank debt, and our principal long-term obligations are our 14% Senior Notes. The guaranteed revenues we receive from the contract for our three blood collection products are dedicated to covering the quarterly principal and interest payment due on the 14% Senior Notes through maturity in 2016. For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. We are currently in discussions with some of these financing sources, including our principal equity investor, which has provided bridge financing in the past and has indicated its intent to provide us with additional financial support, if necessary. However, we have not entered into any formal agreement for bridge financing as of the date of this report. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing shareholders could be substantially diluted. To the extent we raise additional capital through the sale of debt securities or by incurring additional indebtedness, the value of our existing equity securities could be negatively affected. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to take actions that restrain our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations.

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

We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. We began recognizing revenue under the GBO agreement for the fourth quarter of 2010.  Historically, we have had minimal returns for credit, so no reserve for product returns has been established. Our customer has manufacturing responsibility and would be responsible for returns of product. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts. As of April 23, 2012 the Company transferred ownership of the 510(k) clearances from the FDA to market our blood collection products so that the regulatory responsibility for these products have been assumed by GBO. These rights revert to the Company at the end of the contract term. In addition, the CE mark has likewise been transferred to GBO for the same or similar responsibilities assumed in Europe for these products.

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

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on a 7.5% discount factor, exceeds our cost of our patents and expected development costs ($53.6 million) by approximately 47.3%.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

MedPro recorded a net loss of $(1,828,716) for the three months ended June 30, 2012, as compared to a net loss of $(2,899,228) for three months ended June 30, 2011.  Losses from operations for the three months ended June 30, 2012 and 2011 were $(1,220,107) and $(1,516,330), respectively.

Revenue for the three months ended June 30, 2012 was $890,625 compared to $641,292 for the same period in the prior year. Revenue for both periods was royalty income from the Company's minimum volume contract for its blood collection devices. Cost of revenue and amortization of intellectual property was $171,586 for the 2012 quarter and $161,932 for the same period in 2011.

Total employee compensation, including share-based compensation, for the three months ended June 30, 2012 decreased by $49,638 compared to the same period of 2011. First quarter bonuses in 2012 were $53,000 less than in 2011. Compensation expense was also affected by the addition of a new COO in the second quarter of 2011 and the departure of another senior executive later in the year. Share-based compensation was $160,269 in 2012 and $105,720 in 2011. In 2012, share-based compensation was up $54,548 for the second quarter while cash compensation was down $96,498. Amortization of share-based compensation increased as a result of the grant of 1,200,000 options during the prior year and the current year to date. Second quarter contributions to our defined contribution/profit sharing plan were up $2,624 in 2012 versus 2011.

Advertising and promotion expense increased $36,530 in the three months ended June 30, 2012 versus the same period in 2011.  The increases in investor relations activity in the three months ended June 30, 2012 include $14,321 in trade show expenses in 2012. Investor relations expenditures, in total, decreased $7,392 between the three months ended June 30, 2012 and the same period in 2011. Marketing materials decreased by $5,814 from 2011 to 2012. Marketing assistance payments were $39,425 higher in the second quarter of 2012 versus 2011. Other promotional costs decreased $4,010 between the three months ended June 30, 2012 and 2011.

Product development costs were $273,276 in the three months ended June 30, 2012 and $200,845 in the same three month period of 2011, an increase of $72,431. These costs reflect the continued development of the prefilled syringe and IV shuttle tooling, manufacturing costs for samples, and continued improvements to the blood collection devices and the winged collection set. Prefilled syringe packaging design costs were incurred in the first six months of 2011. Engineering, finished parts and material costs were up $78,888 for the three months ended June 30, 2012. Product improvements for the winged collection set and development costs for the prefilled syringe and the IV shuttle represent the majority of these costs. Completed parts were down $63,195 for the six months ended June 30, 2012. Other testing, sterilization and simulated use costs were $8,193 less in the three months ended June 30, 2012 versus 2011.

Professional fees and costs were down by $103,110 in the three months ended June 30, 2012 versus the same period in 2011. The total costs in 2012 were $939,328 versus $802,895 in 2011, an increase of $136,433 for the two periods ending in the second quarter. Accounting, auditing, consulting fees and other professional fees, as a subset of the $136,433 increase were up $198,377 during the six months ended June 30, 2012 over the same period in 2011. Recruiting costs were down $48,299 in 2012 versus 2011. Legal fees were down $13,645 this year versus 2011.

Consulting fees, included in professional fees above, increased by $51,626 in three months ended June 30, 2012 versus 2011. The fees are up $221,731 for the six months ended June 30, 2012 versus 2011. Two contract officers hired in 2012 represent $145,583 of new consulting fees for the year to date. Fees for a financial consultant totaled $122,567 in 2012. Recurring consulting fees with SC Capital and an engineering consulting firm totaled $180,000 in both the 2012 and 2011 periods. Accounting, auditing and quality testing costs are down $23,355 in 2012.

Total legal fees were $354,670 in 2012 and $368,315 in 2011. Both periods include litigation defense costs and significant patent work on new and existing intellectual property. Legal expenses for the most recent quarter were $138,757 less than the same quarter last year.

Total travel costs were $231,053 and $239,480 for 2012 and 2011, respectively. The $8,427 decrease reflected some minor differences in travel between the periods. Travel costs in the three months ended June 30, 2012 were down $87,516 versus the same quarter last year.

General and administrative expenses were up $54,691 in the second quarter of 2012 versus the same period in 2011. Year to date, the total expenses for General and administrative were $398,084 versus $289,628 last year for a net increase of $108,456. Building rent, maintenance and related expenses are up $46,047 due to the new office space we occupied in April 2011 and continued costs associated with our former facility. Second quarter rent for office space was $18,655 higher this year versus last year. The increase reflects the New York office cost opened in 2012 and dual rent in Lexington, which ends in August 2012.

Network costs, computer support services and software are up $28,166 this year. The Company recorded $62,500 of Directors' fees for 2012 and had none in the first half of 2011. All other General and administrative expense categories decreased by a net of $28,257.

Insurance costs were $212,374 through June 30, 2012, compared to $171,948 through the same period last year, an increase of $40,426. We have had fifteen employees in 2012 increasing our health and benefits coverage costs. We have increased our products liability coverage (up $18,040) to include the substantially increased sales of product in 2012. We also instituted an evacuation and medical coverage plan for employees expected to travel out of the country last year. Employee related coverage costs are up $13,902 this year. Our property and casualty coverage has also increased $2,428 since we now have property in several states and in two locations in Lexington. We had to rebid our Director and Officers' liability coverage and the premium is up $5,790 with increased deductibles.

Depreciation was up $27,181 to $146,503 for the six months ended June 30, 2012. Amortization charges on our intellectual property of $252,543 and amortization of Senior Note issuance costs of $246,195, both for the first six months of 2012, were substantially identical to these costs in the prior year. The depreciation was reflected under cost of operations, and the amortization of our intellectual property was reflected in cost of revenues. Amortization of loan costs on our Senior Notes were reflected in interest expense. All depreciation and amortization costs through six months ended June 30, 2012 totaled $645,241 versus $618,060 in 2011.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location. In 2012, the Company wrote off the remaining Key-Lok intellectual property cost of $244,561.

Interest expense was $2,346,195 for the six months ended June 30, 2012 versus $2,346,204 in the same period in

2011. Interest income was $2,526 in the six months ended June 30, 2012 and $10,432 in same period of 2011.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the first six months of 2011 was $186,574. The first six months of 2012 reflected a net gain of $388,178.  The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates and the closer proximity of the current year valuation to the expiration of the warrant exercise period.

Liquidity and Capital Resources

Total assets were $19,399,630 as of December 31, 2011 and $13,484,224 as of June 30, 2012. The $5,915,406 decline in total assets reflects the impact of the negative cash flow from operations of $(4,624,020). Similarly, the loss for the six months ended June 30, 2012 of $(5,363,549) corresponds to the asset decline.

Restricted cash declined from $1,206,371 at the beginning of the year to $874,059 at June 30, 2012. Collections to the account during the year have been $1,781,250 plus a modest amount of interest income. Cash expenses were $2,100,000 in interest expense and $11,625 in fees.

Our unrestricted cash decreased from $6,173,627 to $1,398,860 during the six months ended June 30, 2012. This is a decline of $4,774,767 during the year.

Fixed assets increased $91,355 during the six months ended June 30, 2012. New manufacturing equipment was up $50,712, leasehold improvements were up $2,798, furniture and fixtures were up $1,205, trade show displays increased $4,281 and computers and phones were up $32,359 during the six months ended June 30, 2012.

We wrote off $244,561of intellectual property representing the balance of the Key-Lok carrying value. Senior Notes issuance costs declined by $246,195, the amount of amortization for the first half of 2012.

Accounts payable, accrued expenses and accrued interest were down $84,540 between the end of 2011 and the first half of 2012. Current liabilities as of June 30, 2012 included $2,996,193 of current portion of the Senior Notes. Long term liabilities declined by the same amount.

Shareholders' deficiency increased by $5,442,689. This change represented the net loss for the year of $5,363,549, repurchases of treasury shares totaling $386,201, the effect of options and warrants exercised this year of $5,503 and the impact of share-based compensation adjustments of $312,564. Only the share-based adjustments had a positive impact on Shareholders' deficiency.

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

The issuance of $30 million of Senior Notes enabled us to raise cash secured by our right to receive royalty revenues from the sale of our blood collection products over the six-year term of the July 2010 agreement.  The Senior Notes are long-term debt that must be repaid in accordance with their terms regardless of default by our customer. An interest reserve pre-funded $4.5 million of interest payments on the Notes.  The royalties received from the sale of our blood collection and infusion products are committed to pay principal and interest to the Noteholders until the July 2010 agreement expires in 2016. We also retain the obligation to make quarterly marketing contributions and to pay royalties on the intellectual property for the blood collection products. We have been using the balance of the proceeds from the sale of the Senior Notes for working capital to fund the commercialization of our technology and to expand our ability to manufacture and deliver products to commercial markets.

The net proceeds from the sale of the Senior Notes enabled us to pay off all current bank and shareholder debt in September 2010. During the first nine months of 2010, we had borrowed a total $2,800,000 from our principal investor,

VOMF, which was bearing interest at rates of 6% and 7% per annum.  In connection with this bridge financing, we granted VOMF warrants to purchase 325,000 shares of common stock at $4 per share and warrants to purchase 416,672 common shares at $3.00 per share.  The outstanding principal and all accrued interest on the bridge financing was paid in full on September 1, 2010.

In addition to our $1,398,860 of unrestricted cash at June 30, 2012, we held restricted cash of $874,059 to service interest on our Senior Notes. We expect our existing cash resources to cover our product development activities at their current level through the latter part of the third quarter. Our primary cash requirements will be to fund the launch of our blood collection products for distribution, primarily the Wing device, and continuing development and commercialization of our safety syringe and drug delivery products. We estimate our cash required to fund operations at their current level, excluding debt service, will be approximately $500,000 per month. Whether we commit resources to optional projects will depend upon our cash position from time to time.

Our principal long-term obligations are our 14% Senior Notes. We have no outstanding bank debt and no debt associated with our leasehold improvements or equipment. In order to avoid capital costs associated with replacement of our existing servers, we have converted our servers to virtual private servers and are utilizing cloud technology. The ongoing development and implementation costs on this project are substantially paid. The guaranteed revenues we receive from the contract for our three blood collection products are dedicated to covering the quarterly principal and interest payment due on the 14% Senior Notes during their six-year term.

For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. We are currently in discussions with some of these financing sources, including our principal equity investor, which has provided bridge financing in the past and has indicated its intent to provide us with additional financial support, if necessary. However, we have not entered into any formal agreement for bridge financing as of the date of this report. Covenants in the indenture of the Senior Notes limit our ability to borrow funds during the six-year term of the Notes to $7,500,000 of new senior debt and $15,000,000 of new subordinated debt.

We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing shareholders could be substantially diluted. To the extent we raise additional capital through the sale of debt securities or by incurring additional indebtedness, the value of our existing equity securities could be negatively affected.

If we are unable to obtain additional funding on acceptable terms when needed, we may be required to take actions that restrain our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations.

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

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first quarter of that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

On November 1, 2011, Visual Connections, Inc. filed suit against MedPro in federal district court alleging breach of contract, unjust enrichment/constructive trust, and interest. Visual Connections claims that under the terms of the agreements pursuant to which MedPro acquired the intellectual property underlying three medical devices from Visual Connections, Visual Connections is entitled to receive royalty payments on the principal amount of the 14% Senior Notes due 2016 that a wholly owned subsidiary of MedPro issued to institutional investors in September and October 2010. (Visual Connections, Inc. v MedPro Safety Products, Inc., Case No. 11-1307 RGA.) MedPro believed the claim that it owed royalty payments on the proceeds of long-term debt was without merit, and contested the matter vigorously. On May 9, 2012, the Company was successful in its defense of this matter and the case was dismissed.

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended June 30, 2012. The following table provides certain information with respect to our purchases of common stock during the three months ended June 30, 2012.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
1/1/12-1/31/2012	26,350	$2.25	514,589	485,411
2/1/2012-2/29/2012	12,700	$2.46	527,289	472,711
3/1/2012-3/31/2012	23,200	$2.68	550,489	449,511
Through March 31, 2012	62,250	$2.45
4/1/2012-4/30/2012	5,555	$2.48	556,044	443,956
5/1/2012-5/31/2012	43,882	$2.51	599,926	400,074
6/1/2012-6/30/2012	46,660	$2.35	646,586	353,414
Through June 30, 2012	158,347	$2.44

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Removed and reserved.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)
4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008)
4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).
4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.9	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).
10.1	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.2	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.3	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).
10.4
Financial Advisory Agreement dated January 11, 2010, between MedPro Safety Products, Inc and SC Capital Partners LLC. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 15, 2010).

10.5
Medical Supply Manufacturing Agreement, dated as of July 14, 2010, between MedPro Safety Products, Inc. and Greiner Bio-One GmbH (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.6
Purchase and Sale Agreement dated as of September 1, 2010, between MedPro Investments, LLC, and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 15, 2010).

10.7
Pledge and Security Agreement made by MedPro Safety Products, Inc. to U.S. Bank National Association, as Trustee, dated as of September 1, 2010. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 15, 2010).

10.8
Indenture dated as of September 1, 2010, by and between MedPro Investments, LLC, as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 15, 2010).

10.9
Continuing Unconditional Guarantee, dated as of September 1, 2010, is made by MedPro Safety Products, Inc., to U.S. Bank National Association, as trustee under the Indenture. (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 15, 2010).

	10.10	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.11	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.12	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.13	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.14	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.15	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.16	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
	10.17	Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 28,2012).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	EX-101.INS	XBRL Instance Document
*	EX-101.SCH	XBRL Taxonomy Extension Schema Document
*	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
August 14, 2012	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

August 14, 2012	By:	/s/ Marc T. Ray
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