Form 10-Q
period 2012-09-30
MedPro Safety Products, Inc.
filed 2012-11-14
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Large accelerated filer  ☐                                                              Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date, 12,871,155 shares of Common Stock were outstanding at November 12, 2012.

PART I

Item 1. Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of September 30, 2012 and December 31, 2011

Statements of Operations for the three and nine months ended September 30, 2012 and 2011

Statements of Changes in Shareholders’ Deficiency for the nine months ended September 30, 2012 and the year ended December 31, 2011

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011

Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$869,148	$6,173,627
Restricted cash	708,146	1,206,371
Accounts receivable, net	890,726	900,865
Accrued interest income	—	2,628
Prepaid expenses and other current assets	51,240	53,899

Total current assets	2,519,260	8,337,390

Property and Equipment
Equipment and tooling	1,249,664	1,152,702
Leasehold improvements	790,046	787,248
Computers, network and phones	250,307	237,945
Furniture and fixtures	140,726	139,521
Trade show booth	31,900	27,619

Total property and equipment	2,462,643	2,345,035

Less: accumulated depreciation	807,079	590,340

Property and equipment, net	1,655,564	1,754,695
Other Assets
Intangible assets, net of amortization of $1,431,824 and $1,053,011, respectively	7,189,351	7,812,726
Deferred financing costs, net of amortization of $1,018,973 and $649,681, respectively	1,025,527	1,394,819
Recoupable royalties - Visual Connections - Wing	100,000	100,000

Total other assets	8,314,878	9,307,545

Total assets	$12,489,702	$19,399,630

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$674,104	$951,646
Accrued interest payable	700,000	700,000
Senior Notes - current portion	4,278,667	—
Derivative liabilities – fair value of warrants	288,554	1,293,754

Total current liabilities	5,941,325	2,945,400

Long-Term Liabilities
Senior Note - Series D including discount accretion of $7,766	1,029,897	—
Senior Notes - long term portion	25,721,333	30,000,000

Total long-term liabilities	26,751,230	30,000,000

Total liabilities	32,692,555	32,945,400

Convertible Redeemable Preferred Stock, Each Share Convertible into 16.67 Shares of Common Stock
Series D Preferred, $0.01 par value, 220,000 shares authorized, 39,878 shares issued and outstanding	416,869	—

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $2,727,927 and $2,426,114, respectively	66,682	66,682
Series B Preferred 1,493,779 shares issued and outstanding	14,937	14,937
Series C Preferred 1,571,523 shares issued and outstanding	15,715	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 12,879,055 and 13,042,313 issued and outstanding, respectively	12,879	13,043
Additional paid-in capital	70,869,774	70,842,537
Accumulated deficit	(91,599,709)	(84,498,684)

Total shareholders’ deficiency	(20,619,722)	(13,545,770)

Total liabilities and shareholders’ deficiency	$12,489,702	$19,399,630
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues

Product royalty income	$890,625	$631,250	$2,671,875	$1,412,500
Other revenue	—	(42)	—	10,000
Total revenue	890,625	631,208	2,671,875	1,422,500
Cost of revenues and amortization of intellectual property	171,586	159,577	514,759	456,678
Gross profit	719,039	471,631	2,157,116	965,822
Operating Expenses
Salaries, wages, and payroll taxes	674,233	1,153,035	2,301,081	2,719,399
Qualified profit sharing plan	20,109	24,445	58,657	53,360
Advertising and promotion	162,387	143,568	528,727	313,130
Product development costs	276,653	295,430	919,149	743,727
Professional fees	381,361	577,322	1,320,689	1,380,218
Insurance	91,349	75,461	303,723	247,409
General and administrative	147,274	208,327	545,359	495,215
Travel and entertainment	66,692	144,431	297,745	383,910
Write downs of abandoned equipment, leasehold improvements and technology	90	—	244,651	144,114
Depreciation	72,601	72,658	219,104	191,980
Total operating expenses	1,892,749	2,694,677	6,738,885	6,672,462
Loss from operations	(1,173,710)	(2,223,046)	(4,581,769)	(5,706,640)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(1,173,098)	(1,173,097)	(3,519,292)	(3,519,301)
Interest income	75	4,424	2,601	14,856
Change in fair value of derivative liabilities	617,023	141,345	1,005,201	327,919
Total other income /(expenses)	(556,000)	(1,027,328)	(2,511,490)	(3,176,526)
Provision for income taxes	—	—	—	—
Net (loss)	(1,729,710)	(3,250,374)	(7,093,259)	(8,883,166)
Preferred stock
Debt discount accretion	(7,766)	—	(7,766)	—
Net loss available to common shareholders	$(1,737,476)	$(3,250,374)	$(7,101,025)	$(8,883,166)

Net (loss) per common share
Basic net (loss) per share	$(0.13)	$(0.25)	$(0.55)	$(0.68)
Diluted net (loss) per share	$(0.13)	$(0.25)	$(0.55)	$(0.68)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	12,883,319	12,906,780	12,947,241	13,017,417
Weighted average number of shares outstanding - diluted	12,883,319	12,906,780	12,947,241	13,017,417
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Nine Months Ended September 30, 2012
and the Year Ended December 31, 2011

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$71,344,241	$(72,466,080)
Earned portion of share-based compensation	—	—	—	—	427,771	—
Purchases of treasury shares	(259,355)	(259)	—	—	(637,784)	—
Exercise of employee options	210,161	210	—	—	(291,691)	—
Net (loss)	—	—	—	—	—	(12,032,604)
Balance December 31, 2011	13,042,313	13,043	9,733,531	97,334	70,842,537	(84,498,684)
Earned portion of share-based compensation	—	—	—	—	476,414	—
Purchases of treasury shares	(183,747)	(184)	—	—	(443,654)	—
Exercise of employee options	3,517	3	—	—	(5,523)	—
Exercise of investor warrants	16,972	17	—	—	—	—
Debt discount accretion	—	—	—	—	—	(7,766)
Net loss for the period ended September 30, 2012	—	—	—	—	—	(7,093,259)
Balance September 30, 2012	12,879,055	$12,879	9,733,531	$97,334	$70,869,774	$(91,599,709)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(7,093,259)	$(8,883,166)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	219,104	191,980
Amortization of financing costs and intangible assets	748,106	748,106
Write downs of abandoned equipment, leasehold improvements and technology	244,651	144,114
Share based compensation	476,414	340,819
Change in fair value of warrant (derivative liabilities)	(1,005,201)	(327,919)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	12,766	(450,544)
Other current assets	2,658	(29,085)
Accounts payable and accrued expenses	(277,539)	78,298
Net cash flows from operating activities	(6,672,300)	(8,187,397)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(120,064)	(1,079,656)
Restricted cash-Interest Reserve	498,226	2,234,268
Net cash flows from investing activities	378,162	1,154,612
Cash Flows From Financing Activities
Escrowed Senior Note Funds	—	7,870,000
Withholding taxes on cashless stock option exercise	(5,503)	—
Purchase of treasury shares	(443,838)	(572,617)
Cash from issuance of preferred stock	416,869	—
Proceeds from borrowings	1,022,131	—
Net cash flows from financing activities	989,659	7,297,383
Net increase / (decrease) in cash	(5,304,479)	264,598
Cash at the beginning of the period	6,173,627	8,315,644
Cash at the end of the period	$869,148	$8,580,242
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,150,000	$3,150,000
Non-Cash Activity
Non-cash portion of (gain) or loss on derivative liabilities associated with warrants	$(1,005,201)	$(327,919)
Debt discount accretion	$7,766	$—

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. There were no allowances for doubtful accounts at the end of 2011 or the first three quarters of 2012. The Company has only one customer and revenue is pursuant to a minimum volume contract. That customer also manufactures the product.

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

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

research and development, all salaries and benefits for the three and nine months ended September 30, 2012 and 2011, have been expensed.

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

The Company's tax returns for the years ended 2012 through 2010 are open for examination by Federal Tax authorities.

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

Concentration of Credit Risk – From time to time during the nine months ended September 30, 2012 and the year ended December 31, 2011, certain bank account balances exceeded federally insured limits.  The Company utilizes overnight repurchase agreements to minimize risks, has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 3,962,809 outstanding options convertible into one share each of common stock at September 30, 2012. Stock purchase warrants outstanding at September 30, 2012 totaled 2,221,349 warrants convertible into an equal number of common shares. There were also four series of convertible preferred shares. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. The Series B Preferred shares totaled 1,493,779 and had a four to one conversion representing 5,975,116 of potential new common shares. The Series C Preferred shares totaled 1,571,523 and had a ten to one conversion feature with the potential to increase outstanding common shares by 15,715,230. As of September 30, 2012 there were 39,878 shares of Series D Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 664,633 shares of common stock.

Since the Company had a loss for the three and nine months ended September 30, 2012 and 2011, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Not Yet Adopted

In July 2012, the FASB issued the Accounting Standards Update 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This update is effective for fiscal years beginning after September 15, 2012. The update permits qualitative analysis of impairment of indefinite-lived intangible assets to determine if quantitative assessment of the value of such assets is necessary. It applies to intangible assets with an indefinite life other than goodwill. The update provides a series of events and circumstances that could impact significant inputs used to determine fair value of indefinite-lived assets. It also provides guidance as to frequency such qualitative and/or quantitative analysis must be performed. Finally, once an asset is determined to have a finite life, impairment assessment must be performed in accordance with paragraphs 350-30-35-18 through 35-19.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

Through the third quarter of 2012, amortization expense was $748,106, including $378,814 amortization of intellectual property and $369,292 amortization of loan fees. In 2011, amortization expense for the third quarter was the same as in 2012. Amortization for the entire year of 2011 was $997,475 including $505,085 of intellectual property amortization reflected in cost of goods sold and $492,390 of loan fee amortization included in interest expense associated with the Company's 14% Senior Notes. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2012	$997,475
2013	$937,412
2014	$2,002,149
2015	$1,356,638
2016	$1,231,309
After 2016	$2,438,000

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 6 – LONG-TERM DEBT

Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Senior Notes Payable, Interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$30,000,000	$30,000,000
Senior Notes Payable, Interest at 10%, payable at maturity on December 31, 2013, all assets, not otherwise encumbered, are pledged as collateral for the note	1,029,897	$—
	$31,029,897	$30,000,000
Less: current portion	4,278,667	—
Long-term portion	$26,751,230	$30,000,000

Senior Secured 14% Notes Due 2016

The Company's wholly-owned subsidiary issued $30,000,000 of Senior Secured 14% Notes ("14% Senior Notes") due 2016 in two tranches on September 1, 2010 and October 1, 2010.  Gross proceeds from the issuance of the 14% Senior Notes were reduced by $2,206,858 of issuance expenses, $4,500,000 of funds held in reserve to pay interest during the ramp up of royalty income, and $7,870,000 held in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  The Company used the net proceeds of the issuance of the 14% Senior Notes to pay off all of its outstanding bank debt in September 2010. The FDA cleared the Wing device in November 2010, and the Company received the $7,870,000  plus interest on January 30, 2011.

The interest reserve is used to supplement royalty revenues received under the GBO agreement.  Royalty revenues are deposited into a collection account held in trust and are supplemented from the interest reserve as necessary to complete the scheduled payments on the 14% Senior Notes.  The balance in the interest reserve account at September 30, 2012 and December 31, 2011 was $708,146 and $1,206,371, respectively. The current period ending balance is less than the total amount of payments due in the next year.  Accordingly, the Company has classified the entire balance of the restricted cash account as a current asset.  However, because royalties increase as minimum product purchases increase over the term of the GBO agreement, the full amount of the interest reserve account is not expected to be used to pay the entire interest payments on the 14% Senior Notes during the next seven months.  The interest reserve will be fully consumed on the payment due on the Senior 14% Senior Notes on January 30, 2013. Payments of principal and interest to the Noteholders are guaranteed by the Company.

Interest payments are subject to adjustment should our proceeds exceed minimum payments specified in the GBO agreement.

The 14% Senior Notes indenture limits the debt the Company can incur while the 14% Senior Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt.

Royalty collections through October 30, 2016 are allocated to the payment of principal and interest on the 14% Senior Notes.   Once principal is paid down to $1,000,000, additional interest is paid to the Noteholders based on cash flow under the contract.  The final $1,000,000 of principal is paid with the last payment on the 14% Senior Notes.  Any payments made in 2016 are reduced by the marketing assistance payments due to our customer under the minimum volume contract.  The Company is also entitled to receive a servicing fee of $5,000 per quarter, plus out of pocket expenses, subject to quarterly limitations.

Series D Senior Secured Promissory Note

On September 12, 2012, the Company entered into a Series D Senior Secured Promissory Note (the “Series D Note”) that provides for a $4,235,000 senior secured line of credit (the “Credit Line”) to be funded by Vision Opportunity Master Fund, Ltd. (“VOMF” or the “Noteholder”) or its affiliates (who, together with VOMF, are referred to as “Vision”).

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

MedPro may make periodic drawdowns in specific amounts totaling $4,235,000 through August 31, 2013, provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The drawdowns taken by the Company through September 30, 2012 are shown in the table under "Valuation and Allocation of Consideration", below.

The outstanding principal amount borrowed pursuant to the Credit Line will bear interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013.

The Series D Note permits the Company to enter into one or more additional senior secured promissory notes (in substantially the same form as the Series D Note) in an aggregate principal amount of not more than $1,800,000 with other investors reasonably acceptable to Vision. If additional lenders participate in the Credit Line, the Company would be able to draw up to $6,035,000 through August 31, 2013. No additional lenders were participating in the Credit Line as of the date of this report.

In consideration for entering into the Series D Note, the Company agreed to issue Vision up to 124,725 shares of new Series D Convertible Preferred Stock (“Series D Preferred Stock”). Shares of Series D Preferred Stock (“Series D Shares”) will be issued in conjunction with each draw down, and additional shares could be issued if additional lenders participate in the Credit Line. The Series D Preferred Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock.

The terms of the Series D Note are described in greater detail below.

Funding Schedule

Vision's lending commitment as Noteholder pursuant to the Series D Note, totals $4,235,000, subject to the satisfaction of the conditions to funding. MedPro made an initial $727,000 draw on September 12, 2012. Thereafter, the Company may make drawdowns on the last day of each calendar month through August 31, 2013, in the specific monthly amounts set forth in the funding schedule attached to the Series D Note. As a condition to each draw, MedPro must certify that as of the applicable funding date, (i) no Event of Default is or will be in effect, (ii) the Company has complied and is in compliance with all affirmative covenants set forth in the Series D Note, and (iii) the representations and warranties of the Company are true and correct in all material respects. The Company must also provide any other documentation reasonably requested by the Noteholder.

Interest; Maturity Date

The outstanding principal amount borrowed pursuant to the Series D Note will bear interest at a rate of 10% per annum. The outstanding principal amount of, and all accrued and unpaid interest on, the Series D Note becomes due and payable on the maturity date, which is December 31, 2013.

Additional Financing

If the Company enters into a new equity financing (an “Additional Financing”) before December 31, 2013, then the Company will have the right to cancel all remaining borrowings under the funding schedule of all of the Series D Notes. Any Additional Financing must be (i) made on terms no less favorable to the Company than those set forth in the Series D Note, and (ii) in an aggregate amount which equals or exceeds the amount of the aggregate amount of funding available under all Series D Notes at the time of the closing of such Additional Financing, plus $500,000.

If the Company elects to cancel all remaining borrowings, then the Noteholder will have the right, at its sole discretion, to invest up to an amount equal to amount of the funding that was available under the Series D Note before cancellation on the same terms and conditions as the other investors in such Additional Financing.

In addition, if the Company enters into an Additional Financing, and the proceeds to the Company from the Additional Financing equal or exceed the amount of funding then available under the Series D Note plus $2,000,000, then unless the Company has exercised its right to cancel all remaining borrowings, the Noteholder will have the right to reduce the amount of funding that remains available under the Series D Note by 50% (by reducing each loan contemplated in the funding schedule thereafter by 50%). If the Noteholder elects to reduce the amount of available funding in this manner, then the amounts of Series D Shares that the Company would be required to issue to the Noteholder in connection with each such loan (as described below) will also be reduced by 50%.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Issuance of Series D Shares

In consideration of each loan made on a funding date and for no additional consideration, the Company will issue to the Noteholder a number of Series D Shares equal to the product of (i) the aggregate amount borrowed by the Company from the Noteholder on the applicable funding date, and (ii) 0.0225.

In addition, unless the Series D Note is canceled as the result of an Additional Financing before the applicable funding date (in which event no additional Series D Shares will be granted), VOMF will have the right to receive the following number of Series D Shares on the following dates without regard as to whether the VOMF lends any amounts as of such date:

Date	Series D Shares Granted
September 12, 2012	7,500
October 31, 2012	11,250
December 31, 2012	11,250

The rights and preferences of the Series D Shares are described under “Series D Preferred Stock” in Note 9.

Prepayment
The Company may prepay the Credit Line, in whole or in part at any time or from time to time, without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment upon ten days prior written notice to the Noteholder. Prepayments must be made in minimum increments of $100,000. Any prepayments will not affect the Company's rights to borrow amounts under the Series D Note in accordance with the funding schedule, and no amount so prepaid will be available for borrowing by the Company thereafter. Nor will any prepayments affect the Series D Shares previously issued by the Company to the Noteholder. The Company must make any prepayments to all holders of Series D Notes pro rata in accordance with the relative principal amounts of such Series D Notes.
Collateral

The Company granted a security interest to VOMF, in its capacity as Collateral Agent for the holders of Series D Notes (the “Noteholder Group”) all of Company's rights, title and interest in all of its tangible and intangible assets except for assets that the Company has either pledged to secure its obligations under the 14% Senior Notes, or with respect to which the Company is not permitted to grant security interests pursuant to covenants in the agreements and documents governing the 14% Senior Notes. The excluded assets include the equity interests of the Company's subsidiary MedPro Investments, LLC, which have been pledged to secure the Company's obligations under the 14% Senior Notes, the Company's interests in its Premium Safety Needle System and its Premium Winged Safety Blood Collection Set, the intellectual property rights related to those products, and the rights to receive royalty payments and other related rights pursuant the manufacturing agreement with the distributor of those products. The Collateral is specifically identified on Schedule II to the Series D Note.

As described under “Remedies upon an Event of Default” below, upon an Event of Default, the Collateral Agent, on behalf of the Noteholder Group, will have all the rights and remedies of a secured party provided by New York law.

Events of Default
Each of the following events constitutes an “Event of Default” under the Series D Note:

(a)	the outstanding principal amount borrowed pursuant to the Series D Note and/or any interest accrued thereon is not paid when due;

(b)
subject to the following section c), the Company breaches any of its covenants, agreements or other obligations hereunder (including, without limitation, the affirmative covenants described below) or set forth in or otherwise applicable to the Certificate of Designation for the Series D Shares, and such breach is not cured within 30 days after notice from the Noteholder (if capable of being cured);

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

(c)	the Company breaches any of its negative covenants described below related to transfers of its assets, granting liens on its assets, or transactions with related parties;

(d)	the occurrence of an event of default under the Series D Note of any other lender;

(e)	any representation or warranty of the Company made in the Series D Note or in any funding notice being false or incorrect when made in any material respect;

(f)	the Company or any of its subsidiaries:

•
breaches any of their respective obligations under any material agreement to which the Company or any subsidiary is a party, the effect of which breach results in damages and/or losses to the Company and/or the subsidiary in excess of $250,000; or

•
defaults in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any indebtedness of the Company or the subsidiary involving the borrowing of money or extension of credit in excess of $250,000, or a default occurs in the performance or observance of any obligation or condition with respect to such indebtedness if the effect of such default is to accelerate the maturity of any such Indebtedness, or such default continues unremedied for any applicable period of time sufficient to permit the holder or holders of such indebtedness, or any trustee or agent for such holders, to cause such indebtedness to become due and payable prior to its expressed maturity;

(g)	any judgment or order for the payment of money in excess of $250,000 is rendered against the Company or any of its subsidiaries and will not be covered by insurance;

(h)
upon a Change of Control of the Company (other than if such Change of Control occurs solely by virtue of a sale by VOMF and/or its affiliates of their equity of the Company (unless substantially all of the outstanding equity of the Company is sold in such transaction));

(i)
a court enters a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appoints a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or any subsidiary or for any substantial part of the property of the Company or any subsidiary or ordering the winding up or liquidation of the affairs of the Company or any subsidiary, and such decree or order remains unstayed and in effect for a period of 60 consecutive days; or

(j)
the Company or any of its subsidiaries commences a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or consents to the entry of an order for relief in an involuntary case under any such law, or consents to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or any subsidiary or for any substantial part of the property of the Company or any subsidiary, or the Company or any subsidiary makes any general assignment for the benefit of creditors.

The Series D Note defines a “Change of Control” as any transaction or series of related transactions (including any reorganization, merger, consolidation, sale of assets or sale of stock) that will result in:

•	the sale of all or substantially all of the assets of the Company,

•
a change in ownership of 50% or more of the Company's then outstanding capital stock, in one or a series of transactions occurring within a period of six months, or more than 50% of the existing board of directors of the Company are replaced and the replacement directors are not reasonably acceptable to VOMF, or

•
a consolidation or merger of the Company with or into any other entity (or other corporate reorganization) immediately after which the shareholders of the Company hold less than 50% of the voting power of the surviving entity.

Remedies upon an Event of Default
Upon the occurrence and during the continuance of an Event of Default, the holders of a majority of principal amount of the Series D Notes then outstanding (the “Majority Noteholders”), in their sole discretion, without notice of their election and without demand, may take any one or more of the following actions:

•
declare all obligations of the Company under the Series D Note immediately due and payable (provided that upon the occurrence of an Event of Default described in i) or j) above, all such obligations will become immediately due and payable without any action by the Majority Noteholders);

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

•	cease making any loans, advancing money or extending credit to or for the benefit of Company under the Series D Note;

•	settle or adjust disputes and claims directly with account debtors for amounts, upon terms and in whatever order that the Majority Noteholders reasonably consider advisable;

•	make such payments and do such acts as the the Majority Noteholders consider necessary or reasonable to protect their security interest in the Collateral;

•
set off and apply to the obligations of the Company any and all (a) balances and deposits of the Company held by the Noteholder, or (b) indebtedness at any time owing to or for the credit or the account of the Company held by the Noteholder;

•
ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Collateral. The Collateral Agent is granted a license or other right to use, without charge, the Company's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and, in connection with the Collateral Agent's exercise of its rights, the Company's rights under all licenses and all franchise agreements will inure to the Collateral Agent's benefit;

•
dispose of the Collateral by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including the Company's premises) as the Majority Noteholders determine is commercially reasonable, and apply any proceeds to the obligations of the Company under the Series D Note in whatever manner or order the Majority Noteholders deem appropriate;

•	the Collateral Agent may credit bid and purchase any Collateral at any public sale; and

•	any deficiency that exists after disposition of the Collateral as provided above will be paid immediately by the Company and any surplus will be paid immediately to the Company.

Affirmative Covenants
In the Series D Note, the Company has made the following affirmative covenants, which will remain in effect for so long as any amounts under the Notes remain unpaid, unless otherwise consented to by the Majority Noteholders.

•
the Company will (and will cause each subsidiary to) maintain its existence and authority to conduct its business as presently contemplated to be conducted, comply in all material respects with all applicable laws, rules, regulations and orders, and pay all applicable taxes as they come due;

•
the Company will keep, and cause each subsidiary to keep, adequate records and books of account in accordance with GAAP, and will timely file all reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the Company will not terminate its status as an issuer required to file reports under that Act;

•
the Company will operate in accordance with a detailed monthly budget approved by the Company's board of directors and VOMF, will use the net proceeds from the Series D Notes in the manner contemplated in the budget, and will provide VOMF with monthly reconciliations of its spending as compared to the budget which will provide for an aggregate adverse variance on the total amount expended of not more than 5% in the aggregate from September 1, 2012 through each month-end (unless otherwise consented to by the Majority Noteholders);

•
if the Company (a) does not enter into a definitive agreement with respect to an additional equity funding of at least $10,000,000 prior to November 30, 2012, and (b) does not receive such funds prior to December 31, 2012, then the Company will implement a strategic alternative process to be agreed to by the parties.

•	at any time that an Event of Default has occurred and is continuing, the Majority Noteholders will have a right to audit the Company's accounts and appraise the Collateral;

•
the Company will (and will cause each subsidiary to) maintain insurance in such amounts and against such risks as are customary to businesses similar to the Company's, will keep the Collateral insured against loss or damage by fire, theft, explosion and all other hazards and risks, and in such amounts, as ordinarily insured against by other owners of similar businesses, and will make all filings that are necessary or reasonably requested by the Majority Noteholders, in connection with the perfection of the Noteholder Group's security interest in the Collateral.

Negative Covenants

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The Company has also agreed not to take (and to cause each subsidiary not to take) any of the following actions without the consent of the Majority Noteholders for so long as any amounts under the Notes remains unpaid, except as is otherwise necessary for the Company to comply with the terms of agreements and other instruments governing the 14% Senior Notes:

•	sell, transfer or otherwise dispose of any of its properties, assets and/or rights including, without limitation, its intellectual property, to any person,

•
grant, create, incur, assume or suffer to exist any lien, encumbrance, charge or other security interest senior or pari passu to the Series D Notes upon any of its property, assets or revenues, whether now owned or hereafter acquired including, without limitation, the Collateral, other than in connection with automation equipment leases entered into in the ordinary course of the Company's business, or

•
any action which could reasonably be expected to have a material adverse effect on the value or marketability of the Collateral or the priority of VOMF's lien on the Collateral; provided, however, that the Company may grant licenses, exclusivity arrangements, technology access or sharing rights, and other similar rights to its products and the Intellectual Property Rights related thereto in connection with bona fide commercial transactions with customers, suppliers, strategic partners or other similar counterparties entered into in the ordinary course of the Company's business;

•
except with respect to the transactions contemplated by the Series D Note, become a party to any transactions which exceed, individually or in the aggregate,$50,000 with any person who is an affiliate of the Company or any subsidiary, except transactions in the ordinary course of business that are upon fair and reasonable terms that are fully disclosed to VOMF and are no less favorable to the Company or such subsidiary than would be obtained in a comparable arm's length transaction with a person who is not an affiliate;

•	enter into any agreement the terms of which would restrict or impair the right or ability of the Company or any subsidiary to perform its obligations under the Series D Notes;

•
incur any indebtedness that is senior or pari passu in right of payment to the Series D Notes, other than in connection with automation equipment leases entered into in the ordinary course of the Company's business; and

•	liquidate or dissolve or instruct or grant resolutions to any liquidator of the Company or any subsidiary.

Transfers
The Company may not transfer or assign the Series D Note nor any right or obligation thereunder to any person or entity without the prior written consent of the Majority Noteholders. VOMF may freely transfer, assign or pledge in whole or in part the Series D Note without the prior consent of the Company, provided that any such transfer, assignment or pledge complies with applicable federal and state securities laws.

Valuation and Allocation of Consideration
In accordance with the note agreement, the consideration for the note and the Series D Preferred shares issued with the debt were valued based on the relative fair values of the two components. The liquidation preference of $50 per share times the number of shares issued divided by the $3.00 conversion price was used to calculate the equivalent number of common shares. The common share value at the issue date was applied to each block of Series D Preferred to arrive at a tentative value of the equivalent common at issue. This tentative value and the face of the debt were compared to the sum of the two tentative values to arrive at a ratio of relative fair value. The resulting ratios were used to apportion the cash received between debt and the Series D Preferred temporary equity. The discount on the debt is being amortized as interest expense based on a yield to maturity method to accrete the debt to face at maturity. The Company believes this method resulted in a more accurate fair value allocation due to the current market price being below the conversion price, the immediate conversion feature available on the Series D Preferred and the high volatility of the Company's common stock.
The following table summarizes the allocation of the consideration received in exchange for the note and preferred shares in connection with the Senior Notes and Preferred Shares - Series D.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Series D Senior Debt and Preferred Shares Allocation	Cash Received	Debt Value	Preferred Stock Value	Preferred Shares
Draws against note in September 2012	$1,439,000	$1,022,131	$416,869	39,878
Debt discount accretion		$7,766
Balance at September 30, 2012	$1,439,000	$1,029,897	$416,869	39,878

Relative Values	9/12/2012	$727,000	$505,721
	9/28/2012	$712,000	$516,410
		$1,439,000	$1,022,131

Allocation Ratios	9/12/2012	69.56%	30.44%	100.00%
	9/28/2012	72.53%	27.47%	100.00%

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,	Maturities
2012	$—
2013	6,635,926
2014	7,957,317
2015	13,254,329
2016	3,182,325

Total	$31,029,897

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of September 30, 2012, the Company had accrued severance and related expenses payable to a former officer of $4,441. In addition, the Company had minor receivables from employees totaling a net of $101. As of December 31, 2011, the respective balances were $253,987 and $115. The employee receivables related to unreimbursed personal expenses on the Company credit card that are billed to the employees and collected each month.

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

We paid SC Capital a consulting fee of $15,000 per month until the consulting fee portion of the agreement was terminated as of July 1, 2012.  We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement.  For an equity financing transaction, we must pay SC Capital a consulting fee equal to 8% of the principal cash amount of all securities and institutional and secondary financings introduced by SC Capital and provide SC Capital with warrants to purchase a number of shares or units equal to 8% of the number of shares or units sold under the equity financing.  In a debt financing transaction, we must pay SC Capital a consulting fee equal to 3% of any gross proceeds received by MedPro in connection with a debt financing.  In a committed debt facility, the fee owed to SC Capital is to be calculated on the gross available amount committed to us.  In connection with any merger and acquisition transaction occurring during the term of the agreement, SC Capital would be entitled to 2.5% of the total transaction consideration for the first $20 million and 2% for any amount over $20 million.  For strategic alliances or other business realignments resulting from SC Capital’s services, we must pay a consulting fee equal to 8% of the value of the transaction. During 2010, we paid SC Capital $600,000 in fees in connection with our issuance of $30,000,000 of Notes.

During 2012 and 2011, the Company leased its office and storage facility in Lexington, Kentucky from a company owned by the Company’s Chairman, which is described in Note 12. This lease terminated on August 31, 2012.

The Company is obligated to issue 690,608 common shares to its CEO in the event the Company recognizes $5,000,000 or more in revenue on the Syringe Guard family of products. Additional triggers for these shares to be awarded include a change in control of the Company, the termination of the CEO or the sale or licensing of any part of the technology to another entity.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,229 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 1,493,779 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”), 1,571,523 are designated as Series C Convertible Preferred (“Series C Stock”) and 220,000 shares are designated as Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock is reflected as Temporary Equity, see Note 10.

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at September 30, 2012 and December 31, 2011:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

			Shares outstanding at	Shares outstanding at
	Shares Authorized	Par Value	September 30, 2012	December 31, 2011
Common stock	90,000,000	$0.001	12,879,055	13,042,313
Preferred Shares	10,000,000	$0.01	—
Series A Preferred			6,668,229	6,668,229
Series B Preferred			1,493,779	1,493,779
Series C Preferred			1,571,523	1,571,523
Series D Preferred - Temporary Equity	220,000		39,878
Common stock underlying outstanding stock purchase warrants			2,221,349	2,301,012

The following is a summary of the material rights, preferences, privileges, and restrictions of the Company's three series of convertible preferred Stock.  See Note 11 for a description of the terms of the Company's stock purchase warrants and how they have been valued under the Black-Scholes methodology. See Note 10 to see details of the Company's issuance of the Series D Stock and Note 6 for the details of Series D Notes.

Series A Convertible Preferred Stock

Dividends. The Series A Stockholders are entitled to receive cash dividends at the rate of 5% of the stated liquidation preference amount ($1.81 per share). Dividends are cumulative, and will only accrue and be payable upon any liquidation of the Company. Dividends on Series A Stock will be paid before dividends on any junior stock.

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $2,880,492 through September 30, 2012 and $2,426,114 through December 31, 2011. These amounts have not been recorded in the financial statements.

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
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The foregoing summaries of the material terms and conditions of our three series of preferred stock classified as equity are subject to their respective Certificates of Designation of Relative Rights and Preferences, which are exhibits to this quarterly report and are incorporated herein by reference. See Part II, Item 6 - Exhibits and Financial Statement Schedules.

Stock Repurchase Program

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Through December 31, 2011 the Company had repurchased 488,239 shares in open market transactions at an average price per share of $2.17.  During the nine months ended September 30, 2012, the Company acquired an additional 183,747 shares of its own common stock at an average price of $2.42 per share for a total cost of $443,838. The total number of shares repurchased since inception of the buyback program have been 671,986 shares at $2.72 per share average cost.  The Company has spent $1,813,394 on share repurchases since the inception of the buy-back program.

See Note 11 for a detailed description of the terms of our stock purchase warrants issued and outstanding, including the accounting treatment.

NOTE 10 - TEMPORARY EQUITY

On September 12, 2012, the Company designated the new series of Series D Stock which has been characterized as temporary equity by the Company. Due in part to the optional redemption feature, it is reflected as a mezzanine level temporary equity between debt and equity on the Company's balance sheet. The Series D Stock are being issued in connection with newly issued debt. The Company has authorized 220,000 shares of Series D Stock and had issued 39,878 shares as of September 30, 2012.

Series D Preferred Stock
The following is a summary of the material rights, preferences, privileges, and restrictions of the Series D Stock.
Designation. The board of directors has designated 220,000 shares of the Company's preferred stock, par value $0.01 per share, as a new series of preferred stock of the Company named “Series D Convertible Preferred Stock.”
Ranking. The Series D Stock ranks senior as to liquidation rights and certain other matters set forth in the certificate of designation of the Series D Stock to the Company's three other series of preferred stock and the Company's common stock. The Series D Stock is subordinate and ranks junior to all current and future outstanding indebtedness of the Company.
Liquidation Rights. Upon liquidation, dissolution or winding up of the Company, the holder of Series D Stock is entitled to a liquidation preference of $50.00 per share plus any accrued and unpaid dividends, prior to any amounts being paid on MedPro common stock or any junior stock. If MedPro's assets are not sufficient to pay in full the liquidation preference, then all of the assets will be distributed pro rata among the holders of the Series D Stock.
Dividend Rights. The Series D Stock ranks junior to the Series A Stock with respect to the payment of dividends. If declared by the Company, dividends on the Series D Stock will be paid on a pro rata basis with the Series B Stock, the Series C Stock, the common stock and all other equity securities of the Company ranking pari passu with the common stock as to the payment of dividends.
Voting Rights. Holders of Series D Stock have no voting rights except in the limited circumstances outlined below:
So long as there are 10,000 shares of Series D Stock outstanding, the affirmative vote of 51% of the Series D Stock is required for MedPro to take the following actions:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

•	Authorize the issuance of a series of stock ranking equal or senior to the Series D Stock with respect to dividends, the distribution of assets on liquidation, dissolution, and winding up.

•	Amend provisions of the Series D Stock that will adversely affect any rights of the Series D Stock.

•	Repurchase, redeem, or pay dividends on shares of common stock other than the Series A Stock and de minimus repurchases or contractual redemption obligations.

•	Amend the articles of incorporation or bylaws to materially and adversely affect the rights of Series D Stock.

•	Make any unauthorized distribution to the holders of stock junior to the Series D Stock.

•	Reclassify the Company's outstanding securities in a way that adversely affects Series D Stock rights.

•	Voluntarily file for bankruptcy, liquidate assets or make an assignment for the benefit of MedPro's creditors.

•	Discontinue involvement in the business of commercializing medical devices.

•
Incur aggregate indebtedness (excluding indebtedness existing as of immediately following the date of the initial issuance of the Series D Stock) in excess of $250,000, other than any indebtedness relating to equipment leases entered into by the Company in the ordinary course of its business.

Conversion Rights. Shares of Series D Stock shares are convertible into shares of common stock at any time, in whole or in part, at the option of the holder thereof; provided that no fewer than 10,000 shares may be converted at any one conversion unless the holder owns fewer than 10,000 shares.
For each share of Series D Stock converted, the holder will be entitled to receive a number of shares of common stock equal to the quotient of, (1) $50.00 (the liquidation preference amount), divided by (2) the conversion price in effect as of the date of the delivery of the holder's notice of election to convert. The conversion price is initially $3.00 per share, but is subject to adjustment in the event of stock splits, stock dividends, distributions, reclassifications or reorganizations.
In addition, if the Company issues additional shares of common stock or securities convertible into, or exchangeable for, common stock, in either case at a price per common share less than the conversion price then in effect, then the conversion price will be adjusted to the lower issuance price.
The Company is not required to make any adjustment to the conversion price in the event of any of the following:

•	The issuance of securities (other than for cash) in connection with a merger, acquisition, or consolidation,

•
the issuance of securities pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date of the Series D Note or issued pursuant to the Series D Note (so long as the conversion or exercise price of such securities is not amended to lower such price and/or adversely affect the holders of Series D Stock),

•	the issuance of common stock and stock-based awards granted pursuant to the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan,

•	the issuance of common stock pursuant to the Company's Technology Development and Option Agreement with SGPF, LLC, or

•	the issuance of common stock in connection with any future strategic acquisitions approved by the holders of at least 51% of the then outstanding shares of the Series D Stock.

Buy-In Rights. If, upon receipt of a notice of conversion, the Company fails to transmit to the holder of Series D Stock, certificates representing the shares of common stock issuable upon conversion, and the holder is required to purchase shares of common stock to deliver in satisfaction of a sale of the shares to have been issued upon the conversion, then the Company must pay the holder in cash the amount by which the holder's total purchase price for the common stock exceeds the amount obtained by multiplying (1) the number of shares of common stock issuable upon conversion of the Series D Stock that the Company was required to deliver times, by (2) the price at which the sell order giving rise to such purchase obligation was executed. In addition, at the option of the holder, the Company must either reinstate the shares of Series D Stock and the equivalent number of shares of common stock or deliver to the holder the number of shares of common stock that would have been issued if the Company has timely complied with its conversion and delivery obligations.
Participation Rights. If at any time following the date of the initial issuance of Series D Stock the Company proposes to sell or issue for consideration any of its equity securities to any person (an “Acquiror”), each holder of Series D Stock will be entitled to purchase or be issued additional equity securities on the same terms and for the same consideration as the Acquiror. This Participation Right will not reduce the amount of equity securities the Company can sell or issue to the Acquiror. Rather, it will entitle each holder of Series D Stock to acquire, and require the Company to issue, up to an amount of equity securities as will allow each holder to maintain its relative ownership interest in the Company on a fully diluted basis. All equity securities of the Company directly or indirectly owned by a holder of Series D Stock (including any equity securities owned by affiliates of

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

such holder) on a fully diluted and as-converted, exchanged or exercised basis will be included in making the pro rata calculation with respect to that holder.
Notwithstanding the foregoing, the Participation Right will not apply to any offering for the sole purpose of issuing equity securities:

•	To directors, officers, employees, consultants, advisers or other service providers of the Company, pursuant to the conversion or exercise of convertible or exercisable securities,

•	In connection with a bona fide acquisition of or by the Company, whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise which is otherwise permitted hereunder,

•	In connection with any stock split, stock dividend, recapitalization, reclassification or similar event,

•	Pursuant to the Company's Technology Development and Option Agreement with SGPF, LLC, as amended, and the issuance of common stock issued in connection with any future strategic acquisitions approved by the holders of at least 51% of the then outstanding shares of the Series D Stock.
Redemption by the Company at the Option of the Holder. Beginning 18 months following the date of initial issuance date, the holders of at least 51% of the shares of the Series D Stock then outstanding at such time will have the right at any time, upon receipt of notice by such holders, to require the Company to redeem all (or such portion as is described in the redemption notice) of such holder's shares of Series D Stock at a price per share of Series D Stock equal to the $50.00 per share liquidation preference amount, plus any accrued but unpaid dividends thereon. The Company is obligated to pay, in cash, all amounts required in such an event not less than 30 calendar days following the Company's receipt of such notice.
Restriction on Issuance of Stock. The affirmative vote of 51% of the outstanding shares of Series D Stock is required to issue shares of the Series D Stock other than as contemplated by the series D Note.
Vote to Change Terms. The affirmative vote of 51% of the outstanding shares of Series D Stock is required to change the certificate of designation or the articles of incorporation in a manner that alters the rights of the Series D Stock.
Registration Rights. The Company and Vision have agreed to amend the September 5, 2007 registration rights agreement between the Company's predecessor and VOMF to provide certain customary demand and piggyback registration rights with respect to the shares of the Company's common stock upon conversion of the Series D Stock.
The foregoing summary of the material terms and conditions of the Series D Stock is subject to the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, which was an exhibit to the Company's Current Report on Form 8-K filed on September 18, 2012. See Part II, Item 6 - Exhibits and Financial Statement Schedules.

NOTE 11 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

Stock Option Awards

The Company grants share-based awards under the 2008 Stock and Incentive Compensation Plan ("2008 Plan") and the 2011 Non-Employee Director Stock Option Program under the 2008 Plan ("Director Program"), which, among other things, (a) encourages employees and directors to help increase the profitability and growth of the Company; (b) provide competitive compensation to employees; (c) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities; and (d) motivate key employees and directors to contribute to the Company's success.
The fair value of the share-based payments is recognized as compensation expense over the various expected lives of the different options. For the three months ended September 30, 2012 and 2011, share-based compensation expense charged to income was $163,850 and $139,522, respectively. For the nine months ended September 30, 2012 and 2011, share-based compensation expense was 476,414 and $340,819, respectively.
The amount of unrecognized compensation expense for all share-based awards as of September 30, 2012 was approximately $2,071,475, which is expected to be recognized over a weighted-average remaining life of approximately 3.79 years.

The table below identifies the Company's September 30, 2012 and the year ended December 31, 2011 options granted for Officers, employees and Directors and the factors used to value the share-based compensation expense for each option.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Option Schedule and Valuation Assumptions for 2012 and 2011 Options
Grant Date	Expiration Date	Option Term in Years	Number of Options	Exercise Price	Market Price at Grant Date	Estimated Life for Valuation (Years)	Volatility Factor	Risk Free Return Factor	Valuation Per Option	Total Compensation Expense
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	3.5	72.15%	1.12%	$1.344	$134,350
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	4.5	72.15%	2.10%	$1.523	$152,272
2/2/2011	2/2/2021	10.00	100,000	$2.62	$2.62	5.5	72.15%	2.10%	$1.578	$157,843
8/15/2011	8/15/2021	10.00	50,000	$2.96	$2.96	3.0	78.36%	0.34%	$1.496	$74,794
8/23/2011	1/31/2013	1.44	50,000	$1.81	$2.96	1.44	77.821%	0.22%	$1.542	$77,078
8/23/2011	8/23/2021	10.00	125,000	$2.96	$2.96	3.0	77.821%	0.38%	$1.488	$186,001
12/9/2011	12/9/2021	10.00	300,000	$2.25	$2.25	9.95	104.088%	0.82%	$1.712	$513,480
12/9/2011	12/9/2021	10.00	275,000	$2.25	$2.25	9.95	104.088%	1.82%	$2.045	$562,507
3/5/2012	3/5/2022	10.00	100,000	$2.73	$2.73	5.0	113.393%	0.87%	$2.180	$217,910
8/28/2012	8/28/2022	10.00	125,000	$1.50	$1.50	3.0	102.38%	0.36%	$0.940	$117,242

During the year ended December 31, 2011

On February 2, 2011, the Compensation Committee of the Board granted service-based options to purchase 300,000 shares to the CEO. Options to purchase 100,000 shares become exercisable on each of December 31, 2011, 2012 and 2013 if the CEO is employed by us on each date. The valuation and the factors used to value these options are listed in the table above.

Under the terms of our employment agreement the Company's new COO, we granted him an option for 50,000 shares on August 15, 2011. It is now exercisable. The valuation and the factors used to value these options are listed in the table above.

On August 23, 2011, the board of directors adopted the Director Program and reserved 500,000 of the shares authorized for issuance under the 2008 Plan for the stock options to be awarded under the Director Program.  The Director Program provides that each non-employee director automatically receives an award of options to purchase 25,000 shares each year upon election at each annual meeting.  The options have a ten-year term and become exercisable on the first anniversary of the award date.  The exercise price is the trading price at close of trading on the award date, which was $2.96 for the initial grant of 125,000 options to our five non-employee directors on August 23, 2011.  Vested options may be exercised for one year following

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

termination of service due to death or disability. Unvested options will become fully exercisable upon a change of control, as defined by the 2008 Plan.   The valuation and the factors used to value these options are listed in the table above.

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

During the first three quarters ended September 30, 2012

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

On August 28, 2012, each of our five non-employee directors was granted options to purchase 25,000 shares under the Director Program. These options become exercisable one year from the grant date at $1.50 per share.

The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2012 and 2011 is as follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2010	3,908,471	$2.060
Granted	1,100,000	$2.440
Exercised	(1,050,000)	$1.810
Expired/Forfeited	(187,662)	$2.930
Outstanding at December 31, 2011	3,770,809	$2.200
Granted	225,000	$2.044
Exercised	(33,000)	$2.250
Outstanding at September 30, 2012	3,962,809	$2.192

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Exercise Price		Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$1.81		1,950,000	0.3367	—
$1.81		100,000	0.3367	—
$3.85		122,079	6.6515	122,079
$4.24		25,974	1.6533	25,974
$3.65		47,256	7.0128	47,256
$2.70		425,500	7.9955	425,500
$2.62		100,000	3.3394	100,000
$2.62	1	100,000	3.3394	—
$2.62	1	100,000	3.3394	—
$2.96		50,000	8.8714	50,000
$2.96		125,000	8.8933	125,000
$1.81		50,000	0.3367	—
$2.25		542,000	9.1890	542,000
$2.73		100,000	9.4244	100,000
$1.50		125,000	9.9061	—
$2.19		3,962,809	3.7886	1,537,809
 1 - Non-vested at September 30, 2012 or December 31, 2011. Weighted average remaining life at September 30, 2012.

The following table summarizes information about non-vested options for the year ended December 31, 2011 and the nine months ended September 30, 2012.

	Shares	Weighted Average Grant Date Fair Value	Per Share Fair Value
Outstanding Non-Vested Options 1/1/2011	—	—	—
Granted 2011	1,100,000	$2,688,250	$2.444
Vested 2011	(725,000)	$(1,646,250)	$2.271
Forfeited / Exercised 2011	—	$—
Outstanding Non-Vested Options at 12/31/2011	375,000	$1,042,000	$2.779
Granted 2012	225,000	$460,000	$2.044
Vested 2012	(275,000)	$(790,500)	$2.875
Forfeited / Exercised 2012
Outstanding Non-Vested Options at 9/30/2012	325,000	$711,500	$2.189

The weighted average fair value per share of options granted was $2.444 for 2011 and $2.044 for the nine months ended September 30, 2012. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the options granted in three months ended September 30, 2012:

	September 30, 2012	2011
Dividend yield	—%	—%
Expected volatility	102.388%	90.03%
Expected lives	3.00	5.63
Risk-free interest rate	0.36%	1.23%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The weighted average remaining contractual life of all options outstanding at December 31, 2011 was 4.64 years and at September 30, 2012 is 3.79 years. In addition to outstanding stock options, our stockholders have authorized an additional 1,691,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/2/2011	200,000	$2.62	3.34
8/28/2012	125,000	$1.50	9.90
Totals	325,000

As of September 30, 2012, we had $2,071,475 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $170,063, 2013 - $576,670, 2014 - $489,177 2015 - $336,493 2016 - $211,659 and $287,413 from 2017 and later years.

	2012	2013	2014	2015	2016	2017
Unearned Compensation to be Expensed by Year	$170,063	$576,670	$489,177	$336,493	$211,659	$287,413

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

Stock purchase warrants

Our original four Series A Stockholders received one Series A warrant and one Series B warrant for each of the 6,668,229 shares of Series A Stock they purchased on December 28, 2007. For making a total investment of at least $5 million, VOMF also received one Series J warrant and one C warrant for each of the 5,975,116 shares of Series A Stock it purchased. In 2008, VOMF transferred a portion of its Series A Stock and warrants to an affiliate, Vision Capital Advantage Fund, LLC ("VCAF") In 2008, VOMF and VCAF exercised the Series J warrants in full for cash and received 1,493,779 shares of new Series B Stock, which is convertible into four common shares for each share of Series B Stock. In March 24, 2009, VMOF and VCAF delivered $3,000,000 of cash and all of the A, B and C warrants they held, receiving in exchange 1,571,523 shares of new Series C Stock, which is convertible into ten common shares for each share of Series C Stock.

Series A and Series B Warrants

As of September 30, 2012 and December 31, 2011, 512,941 Series A warrants and 512,941 Series B warrants remained outstanding. Each Series A warrant entitles holder to purchase one share of common stock at a purchase price of $1.81 per share. Each Series B warrant entitles holder to purchase one share of common stock at a purchase price of $1.99 per share. Both the Series A and Series B warrants may be exercised through December 28, 2012.

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

The warrant holders have the same buy-in rights and registration rights as holders of Series A Stock described in Note 9, above.

If the resale registration statement covering the common shares underlying the Series A and Series B warrants is no longer in effect, the holders may, in lieu of exercising their warrants for cash, make a cashless exercise and receive a number of common

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

shares having a market value equal to the difference between the then-current market value of the number of shares for which the warrant is exercised and the exercise price for those shares.

Series AA Warrants

The Company issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the sale of the preferred stock and warrants on December 28, 2007. One warrant holder exercised 79,663 of these warrants, on a cashless basis, in exchange for 16,972 common shares on September 30, 2012. The fair value on the date of exchange was based on $2.30 for the Company's stock and the exercise price of $1.81. The remaining Series AA warrants totaled 453,795. The terms of the Series AA warrants are similar to the Series A warrants and expire on December 28, 2012 .

Warrants issued with 2010 bridge financing

As consideration for interim financing provided to the Company by VOMF in 2010, the Company issued warrants to purchase 416,672 shares of our common stock at $3.00 per share and 325,000 shares of our common stock at $4.00 per share.  Each warrant has a five-year term.  Each warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at either a price per share less than the warrant exercise price (or the adjusted price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The following table lists the loans and terms:

	Principal	Interest	Shares Subject to	Exercise Price
Date	Amount	Rate	Warrants	Per Share
February 8, 2010	$500,000	6%	—	—
February 26, 2010	$350,000	6%	212,500	$4.00
March 31, 2010	$450,000	6%	112,500	$4.00
May 4, 2010	$250,000	7%	208,334	$3.00
May 28, 2010	$300,000	7%	50,001	$3.00
June 30, 2010	$450,000	7%	75,002	$3.00
August 5, 2010	$500,000	7%	83,335	$3.00
	$2,800,000		741,672

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

•
As of September 30, 2012, the Company had 90,000,000 common shares authorized and 12,879,055 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

All of the warrants we issued in 2010 possess cashless exercise and anti-dilution features covered by ASC 815. The following factors were used to value those warrants.

	Warrants Issued with 2010 Bridge Financing
Grant Date	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Totals
Stock Price at Issue	$3.40	$3.10	$3.00	$3.00	$3.00	$2.70
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00
Warrants Granted in Connection with Debt	212,500	112,500	208,334	50,001	75,002	83,335	741,672
Warrant Term in Years	5	5	5	5	5	5

3/31/2011
Volatility	72.148%	72.148%	72.148%	72.148%	72.148%	72.148%
Risk Free Rate of Return	2.24%	2.24%	2.24%	2.24%	2.24%	2.24%

Change in Value	$(108,199)	$(57,508)	$(117,557)	$(28,279)	$(42,416)	$(47,338)	$(401,297)
Value at Quarter End	$193,690	$104,068	$227,145	$55,118	$82,678	$93,827	$756,526

6/30/2011
Volatility	82.902%	82.902%	82.902%	82.902%	82.902%	82.902%
Risk Free Rate of Return	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%

Change in Value	$59,469	$31,755	$59,873	$14,459	$23,142	$26,025	$214,723

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Value at Quarter End	$253,159	$135,823	$287,018	$69,577	$105,820	$119,852	$971,249

9/30/2011
Volatility	76.266%	76.266%	76.266%	76.266%	76.266%	76.266%
Risk Free Rate of Return	0.42%	0.42%	0.42%	0.42%	0.42%	0.42%

Change in Value	$(39,820)	$(21,214)	$(38,454)	$(9,270)	$(15,360)	$(17,227)	$(141,345)
Value at Quarter End	$213,339	$114,609	$248,564	$60,307	$90,460	$102,625	$829,904

12/31/2011
Volatility	106.735%	106.735%	106.735%	106.735%	106.735%	106.735%
Risk Free Rate of Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%

Change in Value	$133,395	$71,258	$128,210	$30,980	$47,727	$52,280	$463,850
Value at Quarter End	$346,734	$185,867	$376,774	$91,287	$138,187	$154,905	$1,293,754

3/31/2012
Volatility	113.393%	113.393%	113.393%	113.393%	113.393%	113.393%
Risk Free Rate of Return	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%

Change in Value	$48,329	$26,145	$50,069	$12,241	$18,361	$20,848	$175,993
Value at Quarter End	$395,063	$212,012	$426,843	$103,528	$156,548	$175,753	$1,469,747

6/30/2012
Volatility	98.53%	98.53%	98.53%	98.53%	98.53%	98.53%
Risk Free Rate of Return	0.41%	0.41%	0.41%	0.41%	0.41%	0.41%

Change in Value	$(161,017)	$(85,543)	$(158,492)	$(38,116)	$(57,260)	$(63,742)	$(564,170)
Value at Quarter End	$234,046	$126,469	$268,351	$65,412	$99,288	$112,011	$905,577

9/30/2012
Volatility	110.424%	110.424%	110.424%	110.424%	110.424%	110.424%
Risk Free Rate of Return	0.31%	0.31%	0.31%	0.31%	0.31%	0.31%

Change in Value	$(162,928)	$(87,370)	$(181,745)	$(44,009)	$(66,467)	$(74,504)	$(617,023)
Value at Quarter End	$71,118	$39,099	$86,606	$21,403	$32,821	$37,507	$288,554

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
2012
Derivative liabilities	$—	$288,554	$—	$288,554
Total Liabilities at Fair Value	$—	$288,554	$—	$288,554

2011
Derivative liabilities	$—	$1,293,754	$—	$1,293,754
Total Liabilities at Fair Value	$—	$1,293,754	$—	$1,293,754

Note- No assets or other liabilities were measured at fair value during 2012 or 2011.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at September 30, 2012 and December 31, 2011:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
At September 30, 2012
February 26, 2010	$4.00	212,500	2.41	212,500	$71,118
March 31, 2010	$4.00	112,500	2.50	112,500	$39,099
April 30, 2010	$3.00	208,334	2.67	208,334	$86,607
June 3, 2010	$3.00	50,001	2.76	50,001	$21,402
June 30, 2010	$3.00	75,002	2.75	75,002	$32,821
August 5, 2010	$3.00	83,335	2.93	83,335	$37,506
A Warrants	$1.81	512,941	0.25	512,941	$203,777
B Warrants	$1.99	512,941	0.25	512,941	$164,994
AA Warrants	$1.81	453,795	0.25	453,795	$180,280

September 30, 2012		2,221,349	1.50	2,221,349	$837,604.1096993578
Weighted average exercise price					$2.40

At December 31, 2011
February 26, 2010	$4.00	212,500	3.17	212,500	$346,734
March 31, 2010	$4.00	112,500	3.25	112,500	$185,867
April 30, 2010	$3.00	208,334	3.33	208,334	$376,774
June 3, 2010	$3.00	50,001	3.42	50,001	$91,286
June 30, 2010	$3.00	75,002	3.50	75,002	$138,188
August 5, 2010	$3.00	83,335	3.58	83,335	$154,905
A Warrants	$1.81	512,941	1.00	512,941	$203,777
B Warrants	$1.99	512,941	1.00	512,941	$164,994
AA Warrants	$1.81	533,458	1.00	533,458	$211,928

December 31, 2011		2,301,012	1.74	2,301,012	$1,874,453
Weighted average exercise price					$2.37

NOTE 12 – LEASE COMMITMENT

Until April 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease was non-cancelable and ran through August 2012 at a monthly rent of $6,975. Total expense for this property was $55,800 through the September 30, 2012 and $83,700 for the year ended December 31, 2011.

In 2011, we leased new office space at 145 Rose Street, Lexington, Kentucky. The owner of the building is an unrelated party. Our monthly rent for the initial five year term is $8,000 per month. We have an option to terminate the lease by giving 90 days notice before the third anniversary of the lease and by paying one year's rent as a penalty for early termination. The initial term of the lease is five years commencing on April 1, 2011 and terminates on March 31, 2016. We have three renewal options of three years each. Rent will escalate based on the Consumer Price Index for all U.S. City Average, all items (1982-1984 = 100).

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

We lease space in New York for the year ended December 31, 2012. We have a renewal option with two months free rent for 2013. The 2012 rent is $3,110 per month for March through October. We do not pay rent for January, February, November or December. We have given notice that we will not renew this lease next year.

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2012	$180,590
2013	96,000
2014	96,000
2015	96,000
2016	8,000
$476,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or in our 2011 Annual Report on Form 10-K.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

In July 2010, we entered into a contract with our distribution partner that grants exclusive rights to manufacture, market and distribute three MedPro blood collection products over a six-year term (the “GBO agreement”). The GBO agreement provides that beginning with the fourth quarter of 2010, we will receive quarterly royalty payments that total not less than $43,750,000 over the six-year term, and during the same period we will make quarterly financial contributions totaling approximately $6,650,000 to cover a portion of the anticipated expenses of marketing the products.

On September 1 and October 1, 2010, we issued Senior Secured 14% Notes due 2016 (the “14% Senior Notes”) in the aggregate principal amount of $30 million in private placements to institutional investors. In connection with the Senior Note issuance, we transferred the rights to receive all royalties under the GBO agreement to a new wholly owned subsidiary that is the issuer of the 14% Senior Notes.  The guaranteed revenues we receive from the contract for our three blood collection products are dedicated to covering the quarterly principal and interest payment due on the 14% Senior Notes through maturity in 2016. We received approximately $23,294,000 in net proceeds after establishing a $4,500,000 interest reserve and paying offering expenses.

We used the net proceeds from the sale of the 14% Senior Notes to pay off all of our bank debt and all principal and accrued interest on bridge loans made by a principal shareholder, which together totaled $4,360,000. We have used the remaining net proceeds to pay royalties on our blood collection technology, our marketing contributions, and to finance the development of other safety products in our portfolio.

Our current strategy focuses on completing the steps necessary to attain pre-market product development milestones for our family of drug delivery devices.  Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, can make a financial contribution toward product development costs.

Through August 2012 our operations were funded principally from the net proceeds of our sale of the 14% Senior Notes. We currently have no outstanding bank debt, and our principal long-term obligations are our 14% Senior Notes.
For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. In September 2012, we entered into a new financing agreement with our principal investor, which has provided bridge financing in the past. In general, the agreement provides for $4,235,000 of financing over twelve months ending August 2013. If fully funded, the Company will be obligated to issue 125,288 shares of newly created Series D Stock. The Series D Stock has a liquidation preference of $50.00 per share and is convertible into common stock at a conversion price of $3.00 per common share. The investor also has right to put the Series D Stock back to the Company at $50 per share beginning March 12, 2014. We also agreed to provide voting rights to our Series A Stock, over 90% of which is held by our principal investor and its affiliates. The terms of our financing arrangement with our principal investor are more fully discussed in Notes 6 and 9 of the notes to our financial statements included in this report.
We continue to look for more longer term financing. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing shareholders could be substantially diluted. To the extent we raise additional capital through the sale of debt securities or by incurring additional indebtedness, the value of our existing equity securities could be negatively affected. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to take actions that restrain our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations.

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

As of April 23, 2012 the Company transferred ownership of the 510(k) clearances from the FDA to market our blood collection products so that the regulatory responsibility for these products have been assumed by GBO. These rights revert to the Company at the end of the contract term. In addition, the CE mark has been transferred to GBO for the same or similar responsibilities assumed in Europe for these products.

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market.  We began amortization of the Vacumate patents in December 2009 since products were first introduced for human use in December.  Our Winged Safety Blood Collection Set was tested in 2011. Its introduction into the market is in the hands of the manufacturer under a license agreement.  Our Syringe Guard family of products are currently not in production for distribution.  We expect to use the straight line method to amortize these intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on a 7.5% discount factor, exceeds our cost of our patents and expected development costs ($16.1 million) by approximately 262.59%.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

MedPro recorded a net loss of $(1,737,476) for the three months ended September 30, 2012, as compared to a net loss of $(3,250,374) for three months ended September 30, 2011.  Losses from operations for the three months ended September 30, 2012 and 2011 were $(1,173,710) and $(2,223,046), respectively.

Revenue for the three months ended September 30, 2012 was $890,625 compared to $631,208 for the same period in the prior year. Revenue for both periods was royalty income from the Company's minimum volume contract for its blood collection devices. Cost of revenue and amortization of intellectual property was $171,586 for the 2012 quarter and $159,577 for the same period in 2011.

Total employee compensation, including share-based compensation, for the three months ended September 30, 2012 decreased by $478,802 compared to the same period of 2011. Most of the decrease reflected the accrual of severance in 2011 for a former employee totaling $427,650. Share-based compensation increased by $24,328 from the same quarter last year. Other employee compensation and taxes decreased by $75,480. Share-based compensation for the nine months ended September 30, 2012 was $476,414 in 2012 and $340,819 in 2011. In 2012, all compensation and related expenses were $2,301,081 versus $2,719,399 for the same period in 2011. Share-based compensation was up $135,595 for the nine months due to the grant of 250,000 options to the CEO and the Board of Directors. Cash compensation and related taxes were $1,824,667 in 2012 as compared to $1,950,930 in the prior period. The decrease resulted from a reduction in staff, no 2012 employee bonuses and modest raises. Third quarter contributions to our defined contribution/profit sharing plan were up $5,297 in 2012 versus 2011 due to increased deferrals by staff and corresponding employer matching contributions.

Advertising and promotion expense increased $18,819 in the three months ended September 30, 2012 versus the same period in 2011.  The decrease in investor relations activity in the three months ended September 30, 2012 was $828. For the year to date periods in 2012 versus 2011, investor relations costs were down $5,257. Marketing assistance payments were $39,425 higher in the third quarter of 2012 versus 2011 and up $191,425 year to year. Trade show costs were $60,971 in 2012 and were $11,585 for the third quarter 2012. Other promotional costs decreased $28,743 between the three months ended September 30, 2012 and 2011. For the year, these other promotional expenses were down $26,182. The decrease primarily relates to decreased promotional material purchases.

Product development costs were $276,653 in the three months ended September 30, 2012 and $295,461 in the same three month period of 2011, a decrease of $18,808. These costs reflect the continued development of the prefilled syringe and IV shuttle tooling, manufacturing costs for samples, and continued improvements to the blood collection devices and the winged collection set. Prefilled syringe packaging design costs were incurred in the first nine months of 2011. Engineering, finished parts and material costs were up $32,066 for the three months ended September 30, 2012. Completed parts were down $38,483 for the nine months ended September 30, 2012. Other testing, sterilization and simulated use costs were $3,308 less in the three months ended September 30, 2012 versus 2011. Year to date these costs were down $30,743.

Professional fees and costs were down by $195,962 in the three months ended September 30, 2012 versus the same period in 2011. The total costs in 2012 were $1,320,689 versus $1,380,218 in 2011, a decrease of $59,529 for the three quarters. Accounting, auditing, consulting fees and other professional fees, as a subset of the $59,529 decrease were up $56,294 during the nine months ended September 30, 2012 over the same period in 2011. Recruiting costs were down $48,299 in 2012 versus 2011.

Consulting fees, included in professional fees above, decreased by $127,654 in three months ended September 30, 2012 versus 2011. These fees are up $94,078 overall for the nine months ended September 30, 2012 versus 2011. Two contract officers hired in 2012 represent $196,628 of new consulting fees for the year to date. Recurring consulting fees with SC Capital and an engineering consulting firm totaled $225,000 in 2012 and $270,000 2011 periods. Accounting, auditing and quality testing costs are down $24,681 in 2012.

Total legal fees were $596,108 in 2012 and $663,633 in 2011. Both periods include litigation defense costs and significant patent work on new and existing intellectual property. Legal expenses for the most recent quarter were $53,878 less than the same quarter last year. Year to date, the most significant decline ($239,558) was a reduction in patent legal work.

Total travel costs were $297,745 and $383,910 for 2012 and 2011, respectively. The $86,165 decrease reflected a concerted effort to reduce travel costs in 2012. Travel costs in the three months ended September 30, 2012 were down $77,739 versus the same quarter last year. Airfare, meals and entertainment are down $95,821 this year to date.

General and administrative expenses were down $63,642 in the third quarter of 2012 versus the same period in 2011. Year to date, general and administrative expense was $545,359 versus $500,544 last year, a net increase of $44,814. Building rent, maintenance and related expenses are up $50,853 due to the new office space we occupied in April 2011 and continued costs associated with our former facility though August 2012. Third quarter rent for office space was $3,464 higher this year versus last year. The increase reflects the New York office cost opened in 2012 and dual rent in Lexington, which ended in August 2012.

Network costs, computer support services and software increased $45,696 for the 2012 period. Directors' fees also were up $31,250 for the year. All other general and administrative expense categories decreased by a net of $82,985. The primary decreases were a $12,950 reduction in charitable contributions, an $11,628 reduction in employee training costs, a $29,828 reduction in moving expenses, and a $15,922 reduction in shipping expense. Changes in individual categories of less than $10,000 have not been listed.

Insurance costs were $303,723 through September 30, 2012, compared to $247,409 through the same period last year, an increase of $56,314. We had fifteen employees in 2012 increasing our health and benefits coverage costs by $17,742. We have increased our products liability coverage (up $25,223) to include the substantially increased sales of product in 2012. We also instituted an evacuation and medical coverage plan for employees expected to travel out of the country last year. Our property and casualty coverage has also increased $3,028 since we now have property in several states and in two locations in Lexington. We had to rebid our director and officers' liability coverage and the premium is up $10,321 with increased deductibles.

Depreciation was up $27,124 to $219,104 for the nine months ended September 30, 2012. Amortization charges on our intellectual property of $378,814 and amortization of 14% Senior Note issuance costs of $369,292, both for the first nine months of 2012, were substantially the same as the prior year. The depreciation was reflected under cost of operations, and the amortization of our intellectual property was reflected in cost of revenues. Amortization of loan costs on our 14% Senior Notes were reflected in interest expense. All depreciation and amortization costs through nine months ended September 30, 2012 totaled $967,210 versus $940,086 in 2011.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location. In 2012, the Company wrote off the remaining Key-Lok intellectual property cost of $244,561.

Interest expense was $3,527,059 for the nine months ended September 30, 2012 versus $3,519,301 in the same period in 2011. Interest income was $2,601 in the nine months ended September 30, 2012 and $14,856 in same period of 2011.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the first nine months of 2012 was $1,005,201 compared to a net gain of $327,919 for the comparable 2011 period. The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates and the closer proximity of the current year valuation to the expiration of the warrant exercise period. Our share price has declined in 2012 and our volatility is up this year.

Liquidity and Capital Resources

Total assets were $19,399,630 as of December 31, 2011 and $12,489,702 as of September 30, 2012. The $6,909,928
decline in total assets reflects the impact of the negative cash flow from operations of $(6,672,300). Similarly, the loss for the nine months ended September 30, 2012 of $(7,093,259) corresponds to the asset decline.

Restricted cash declined from $1,206,371 at the beginning of the year to $708,146 at September 30, 2012. Collections to the account during the year have been $2,671,875 plus a modest amount of interest income. Cash expenses were $3,150,000 in interest expense and $20,100 in fees.

Our unrestricted cash decreased from $6,173,627 to $869,148 during the nine months ended September 30, 2012. This is a decline of $5,304,479 during the year.

Fixed assets increased $117,608 during the nine months ended September 30, 2012. New manufacturing equipment was up $96,962, leasehold improvements were up $2,798, furniture and fixtures were up $1,205, trade show displays increased $4,281 and computers and phones were up $12,362 during the nine months ended September 30, 2012.

We wrote off $244,561of intellectual property representing the balance of the Key-Lok carrying value. Issuance costs of our 14% Senior Notes declined by $369,292, the amount of amortization for the first three quarters of 2012.
Accounts payable, accrued expenses and accrued interest decreased by $277,542 during the first three quarters of 2012. Current liabilities as of September 30, 2012 included the $4,278,667 current portion of the 14% Senior Notes. Long term liabilities declined by $3,248,770. The difference of $1,029,897 reflects borrowing in September under the new Senior D Notes, which become due on December 31, 2013 and are classified as long term debt.
Shareholders' deficiency increased by $7,073,952. This change represented the net loss for the year of $7,101,026, repurchases of treasury shares totaling $443,838, the effect of options and warrants exercised this year of $5,503, and the impact of share-based compensation adjustments of $476,414. Only the share-based adjustments had a positive impact on shareholders' deficiency.
Our financial results and operations in future periods will depend upon our ability to enter into sales and distribution agreements for our other portfolio products currently under development so we can generate sustained revenues.  We plan to continue to monitor our cash position carefully.
Our July 2010 agreement for the distribution of three blood collection products provides for quarterly royalty payments based on minimum volume commitments.  We received our first royalty payment in January 2011, and royalty revenues are scheduled to increase over the next several fiscal quarters. Royalty payments based on minimum production volumes payable over the remaining term of the agreement total $39.5 million. We also make minimum quarterly marketing contributions that will total approximately $6.0 million over the term of the agreement, payable in proportion to the volume of royalty revenues we receive.
The 14% Senior Notes are our principal long-term obligations. An interest reserve pre-funded $4.5 million of interest payments on the Notes.  The royalties received from the sale of our blood collection and infusion products are committed to pay principal and interest to the Noteholders until the agreement expires in 2016. Principal and interest on the 14% Senior Notes remain payable even if our customer defaults on its royalty obligations. We also must make quarterly marketing contributions and pay royalties on the intellectual property for the blood collection products.
The issuance of $30 million of 14% Senior Notes enabled us to raise cash secured by our right to receive royalty revenues payable over the six-year term of the July 2010 agreement.  The net proceeds from the sale of the 14% Senior Notes enabled us to pay off all current bank and shareholder debt in September 2010. We used the balance of the proceeds from the sale of the 14% Senior Notes for working capital to fund the commercialization of our technology and to expand our ability to manufacture and deliver products to commercial markets through August 2012.
As of September 30, 2012, we held $869,148 of unrestricted cash and $708,146 held in a restricted account to pay interest on the 14% Senior Notes.
On September 12, 2012, we entered into a Series D Senior Secured Promissory Note (“Series D Note”) that provides for a $4,235,000 senior secured line of credit to be funded by our principal investor, Vision Opportunity Master Fund, Ltd. We may make periodic draw downs in specific amounts totaling $4,235,000 through August 31, 2013, provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The outstanding principal amount borrowed pursuant on the credit line will bear interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013. As of September 30, 2012, we had drawn $1,439,000 under our Series D Note, leaving $2,796,000 of additional borrowing capacity.
In consideration for entering into the Series D Note, the Company agreed to issue Vision up to 124,725 shares of new Series D Stock, to be issued in conjunction with, and based on the amount of each draw down on the Credit Line. The Series D Stock Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock.
We estimate our cash required to fund operations at their current level, excluding debt service on the 14% Senior Notes, will be approximately $500,000 per month. Our primary cash requirements will be to fund the launch of our blood collection products for distribution, primarily the Wing device, paying our marketing contribution and intellectual property royalties, and continuing development and commercialization of our safety syringe and drug delivery products. Our ability to continue operations at their current level will depend upon our cash position from time to time.
We have no outstanding bank debt and no debt associated with our leasehold improvements or equipment. We have taken numerous actions to reduce operating expense. To avoid capital costs associated with replacement of our existing servers, we converted to virtual private servers and are utilizing cloud technology. The ongoing development and implementation costs on this project are substantially paid.
For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. We have short-term funding from our line of credit described above and continue to seek longer term equity or debt financing. Covenants in the indenture of the 14% Senior Notes limit our ability to borrow additional senior secured funds to $7,500,000 and $15,000,000 of new subordinated debt.
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
If we are unable to obtain additional funding on acceptable terms, we may need to take actions that restrain our business and our ability to achieve cash flow in the future, including the surrendering our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations. The Series D Note includes a covenant that if we do not enter into a definitive agreement with respect to an additional equity funding of at least $10 million before November 30, 2012, and do not receive such funds before December 31, 2012, then we must implement a strategic alternative process to be agreed to by us and our principal investor.

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

Item 4.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the first quarter of that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

On November 1, 2011, Visual Connections, Inc. filed suit against MedPro in federal district court alleging breach of contract, unjust enrichment/constructive trust, and interest. Visual Connections claims that under the terms of the agreements pursuant to which MedPro acquired the intellectual property underlying three medical devices from Visual Connections, Visual Connections is entitled to receive royalty payments on the principal amount of the 14% Senior Notes due 2016 that a wholly owned subsidiary of MedPro issued to institutional investors in September and October 2010. (Visual Connections, Inc. v MedPro Safety Products, Inc., Case No. 11-1307 RGA.) MedPro believed the claim that it owed royalty payments on the proceeds of long-term debt was without merit, and contested the matter vigorously. Both parties filed motions seeking judgment on the pleadings. On May 9, 2012, the Company's motion was granted and Visual Connections' motion was denied. Visual Connections did not appeal the judgment and the matter was terminated.

Item 1A. Risk Factors

Information regarding risk factors appears our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended September 30, 2012. The following table provides certain information with respect to our purchases of common stock during the three months ended September 30, 2012.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
1/1/12-1/31/2012	26,350	$2.25	514,589	485,411
2/1/2012-2/29/2012	12,700	$2.46	527,289	472,711
3/1/2012-3/31/2012	23,200	$2.68	550,489	449,511
Through March 31, 2012	62,250	$2.45
4/1/2012-4/30/2012	5,555	$2.48	556,044	443,956
5/1/2012-5/31/2012	43,882	$2.51	599,926	400,074
6/1/2012-6/30/2012	46,660	$2.35	646,586	353,414
Through June 30, 2012	158,347	$2.44
7/1/2012-7/31/2012	23,900	$2.35	670,486	329,514
8/1/2012-8/31/2012			670,486	329,514
9/1/2012-9/30/2012	1,500	$1.03	671,986	328,014
Through September 30, 2012	183,747	$1.58

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Removed and reserved.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)
4.6	Certificate of Designations, Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on August 22, 2008)
4.7	Omnibus Amendment to Series A, B, and C Warrants held by Vision Opportunity Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed on August 22, 2008).
4.8	Certificate of Designations, Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.9	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).
4.10	Certificate of Designations, Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 18, 2012).
4.11	Amendment to Certificate of Designations, Series A Convertible Preferred Stock dated September 24, 2012.
10.1	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.2	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.3	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).
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

	10.10	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.11	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.12	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.13	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.14	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.15	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.16	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
	10.17	Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 28,2012).
	10.18	Series D Senior Secured Promissory Note dated September 12, 2012 (incorporated herein by reference to Exhibit 10.0 to Form 8-K filed September 18, 2012).
*	31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
*	31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
*	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
*	EX-101.INS	XBRL Instance Document
*	EX-101.SCH	XBRL Taxonomy Extension Schema Document
*	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
November 14, 2012	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2012	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
The following exhibits are filed with this report.

Exhibit No.	Description

4.11	Amendment to Certificate of Designations, Series A Convertible Preferred Stock dated September 24, 2012.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32.2	Certifications of Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________