Form 10-K
period 2012-12-31
MedPro Safety Products, Inc.
filed 2013-04-01
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $12,203,214.

As of March 29, 2013, 34,540,878 shares of the registrant’s common stock were outstanding.

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
Since December 28, 2007, our principal investor has been Vision Opportunity Master Fund, Ltd. (“VOMF”), a Cayman Island investment fund. On that date, VOMF and three other accredited investors purchased $13 million of our newly designated Series A convertible preferred stock and warrants to purchase our common stock. In 2008, we received $13,025,000 in cash when VOMF and its affiliate Vision Capital Advantage Fund, LP ("VCAF", to whom VOMF transferred a portion of its holdings) exercised a portion of their warrants for shares of our newly designated Series B convertible preferred stock. In 2009, VOMF and VCAF exercised warrants for $3,000,000 in cash and exchanged all of their remaining warrants for shares of our newly designated Series C convertible preferred stock. On December 31, 2012, VOMF and VCAF converted all of their shares of Series B and Series C convertible preferred stock into common stock. As of February 28, 2013, VOMF and VCAF together beneficially owned shares of common stock and Series A convertible preferred stock representing approximately 81.7% of our voting shares.

Needlestick Safety and Prevention
One of the most potentially deadly risks to healthcare workers is the transfer of blood-borne pathogens such as hepatitis and human immunodeficiency virus (HIV) because of accidental needlesticks. A needlestick injury occurs when a sharp that has been in contact with a patient's bodily fluid subsequently is introduced into a healthcare worker's blood or mucous system. The transfer of bloodborne pathogens through a needlestick injury is potentially one of the most deadly risks to healthcare workers. Common pathogens contracted include hepatitis B, hepatitis C, and HIV. In a 2008 study by the American Nurses Association (ANA), 47% of the 706 nurses surveyed reported being accidentally injured by a contaminated needle.
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

There are 385,000 needlestick injuries per year among U.S. hospitals (Source: CDC, 2004; Panlilio A, et al “Estimate of the annual number of percutaneous injuries among hospital-based healthcare workers in the United Sattes, 1997-1998.” Inject Control Hosp Epidemiol, 2004, 25(7), pp 556-562). Worldwide, roughly one million needlestick injuries occur annually, according to the European Agency of Occupational Safety and Health (Source: The Royal College of Nursing's Needlestick Injuries: The Point of Prevention, January 2009). Notably, according to the ANA, roughly half of all sharps injuries go unreported by employees.
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
The Company is also working on an add-on safety device to be applied by glass syringe manufacturers for use in prefilled syringes. We are soliciting contracts with prospective customers for use of this device. This device works as a sheathing device to protect the healthcare worker from an unintended needlestick after the injection is given to the patient by sheathing the needle as it is withdrawn from the patient.
The Company is investigating two additional infusion devices in one or more configurations as possible products for acquisition. We have a letter of intent and standstill agreement to acquire one such device for use in chemotherapy and nuclear medicine infusion applications. We are investigating two other safety infusion devices, one active and one passive, for possible purchase. One of the devices has FDA 510(k) clearance and the other would have to be approved by the FDA.
Targeted Markets
MedPro has assembled a portfolio of medical safety devices in both the drug delivery arena and is gathering options for infusion products suitable for acquisition in the next three to six months. Our plan over the next two to three years is to commercialize our drug delivery platform and develop the infusion products we are investigating for acquisition. We estimate the targeted market for our products to have annual revenue potential of $15.8 billion by 2015.

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
Source: Markets and Markets Global Injectable Drug Delivery Market (2010-2015)
MedPro's drug delivery platform focuses on the two major types of devices in the injectable market - conventional injection and prefilled syringe. The Company is also developing a safety sheathing device for existing prefilled syringes and an IV shuttle device for use in delivery of prefilled dosages of various drugs. In addition, the primary drug cartridge for our prefilled syringe can be coupled with a hand held carrier to allow the cartridge to act as a vial for fillable syringe use.
MedPro Products
Hypodermic Safety Syringe
The safety syringe product is designed to offer the highest level of safety in the conventional injectable marketplace. The patented technology is similar to other MedPro technology by having an inner safety shield that deploys automatically during the injection of medicine. This allows the user to be protected without having to activate any additional safety features. The product line also includes anti-blunting technology that could be used by the medical device industry to protect the injection needle from damage upon insertion into a vial. The syringe can be offered with multiple needle gauges and lengths for different types of injections, sub-cutaneous or intramuscular. It allows for needle visibility during the draw from a vial and injection, while covering the contaminated sharp after use.
Prefilled Safety Syringe
Our line of safety syringes includes a model that can accept prefilled cartridges commonly used today as a primary container of injectable medicine. The system is designed to utilize the standard cartridge as the activation mechanism of the safety feature, whereas a safety shield deploys automatically to cover the needle during the injection of the medicine. The primary container, in this case a standard cartridge, is a major risk factor for pharmaceutical companies. Today, many prefilled syringes with needlestick protection features introduce new risks for the pharmaceutical company by incorporating the primary drug container with the needle. These risks include tungsten interaction of the drug with staked needle syringes, possible capital expenditure and additional cost of secondary packaging, and the requirement of the user to use a certain needle gauge and length with a certain type of medicine.
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
Contracts
We developed our first line of passive safety products for phlebotomy, blood collection and infusion uses. In July 2010, we entered into a contract with Greiner Bio-One GmbH (“GBO”), an international manufacturer and distributor of medical products with locations in Europe, the United States and Brazil, which granted GBO exclusive rights to manufacture, market and distribute our three blood collection and infusion products. The six-year term of the GBO agreement began with the fourth quarter of 2010, during which we were to receive quarterly royalty payments totaling not less than $43,750,000, and would pay quarterly contributions totaling approximately $6,650,000 to cover a portion of the anticipated marketing expenses.

Effective on March 1, 2013, we sold the patents and other intellectual property underlying our three blood collection and infusion products to GBO. GBO made an initial purchase payment of $22 million and has agreed to pay an additional $7.4 million on February 1, 2014, with payment being made directly to the holders of our Senior Secured 14% Notes due 2016 (the “14% Senior Notes”). As a result of the sale, both our GBO agreement and our 14% Senior Notes were canceled effective March 1, 2013, and all of our obligations under both were discharged. GBO also granted back to us an exclusive, worldwide, royalty-free, fully paid up license to use certain of the transferred intellectual property in specific fields of use other than blood collection and phlebotomy.

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
In 2011, we designed, developed and manufactured a new IV Shuttle device that will utilize a lure lock connector to couple with an IV access line. The IV Shuttle will utilize the same cartridges that we are developing for our prefilled safety syringe. The Shuttle device has no exposed sharp or cannula and no moving parts. We engaged a consulting engineering firm to assist with the project. The Shuttle is being evaluated by a few potential customers.
We engaged a US firm to create small cavity molds for the prefilled safety syringe and our newly developed IV Shuttle device. We will continue to solicit participation in the development and distribution of the prefilled syringe device and the related fillable safety syringes within our drug delivery platform.
In 2012, we began development of an add-on safety device to be applied by glass syringe manufacturers. The product development activity includes initial engineering, a patent landscape due diligence survey and device prototyping. The development activity will continue through 2013.
We began investigating two additional products for possible purchase in 2013 during December of 2012. Due diligence is continuing at the date of this report on these two products.
Intellectual Property and Licenses
We own or hold rights to acquire intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. MedPro has a royalty free license to use the patent portfolio it contracted to sell to GBO on December 31, 2012. The license includes six issued U.S. patents directed to the three products subject to MedPro's former 2010 agreement with GBO an Austrian manufacturer of blood collection and phlebotomy products. MedPro's license excludes these two fields of use.. With respect to products currently under development, MedPro's patent portfolio also includes two issued U.S. patents, 18 pending U.S. non-provisional patent applications, an issued patent in Canada and pending applications in China, Canada, Japan, Europe, and Hong Kong.
In the aggregate, MedPro's intellectual property assets are of material importance to our business. However, we believe that no single patent, technology, trademark, or intellectual property asset is material in relation to our business as a whole. The following narrative describes each family of patents or rights to acquire patents we currently hold, as well as those products for which we have filed a non-provisional patent application.
Safety System for a Blood Collection Device:
MedPro's license to use the patent portfolio which includes two issued U.S. patent directed to a safety system for a blood collection device is restricted to a field of use other than blood collection or phlebotomy. The safety system for a blood collection device family also includes an issued European patent, which has been validated in Austria, Germany, France, Great Britain, and a European divisional application. The family also includes issued patents in Japan and China.
Winged Safety Needle System:
MedPro's license to use the patent portfolio which includes two issued U.S. patents directed to a butterfly system having a passive guard is limited to a field of uses other than blood collection or phlebotomy. The family also includes issued patents in Canada, Japan, and Korea, and pending applications in Europe, Brazil, and Hong Kong.

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
Becton Dickinson the leader the hypodermic safety syringe market and particularly in the pre-filled syringe market that sells to pharmaceutical customers. Becton Dickinson is the market leader with an estimated $1 billion in pharmaceutical system sales in 2010. With pharmaceutical companies now seeking to specialize in the commercialization of drugs, it is expected that contract manufacturers will be increasingly engaged to develop and fill these pre-filled syringes. Currently, major pharmaceutical companies such as Sanofi-Aventis operate their own filling lines. Small to medium sized pharmaceutical companies typically enter into contracts with contract pharmaceutical fillers such as Baxter Healthcare or Hospira that have extensive contract manufacturing facilities across the U.S. and Europe. The trend toward combining functionality and packaging in drug delivery systems will continue as new therapeutic substances are introduced at an increasingly rapid rate.
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
Employees
As of December 31, 2012, we had fifteen full time employees. As of the filing date of this report we had seven employees. None of our employees are subject to a collective bargaining agreement.
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

Since MedPro’s inception in 1995, the Company has incurred significant losses and negative cash flows from operations. We incurred net losses from operations of $(6,186,259) in 2012 and $(7,222,221) in 2011.  In 2012 we had a net loss of $(10,881,754). In 2011 we had a net loss of $(12,032,604).  As of December 31, 2012, we had an accumulated deficit of $(95,380,438). The deficit as of December 31, 2011 was $(84,498,684).

With the exception of an anticipated gain from the sale of several patents that will be recorded in the first quarter of 2013, we anticipate incurring additional losses for at least several more fiscal quarters through mid 2014. We expect to spend significant resources over the next few years to fund the continued development of our pipeline of potential products.  In 2010, we began to realize royalty revenue from the first of three blood collection devices being manufactured and distributed by a customer under a six-year agreement.  These revenues had been committed to debt service on our 14% Senior Notes through 2016. Payments of royalty revenues for the fourth quarter of 2012 and thereafter were suspended as of December 31, 2012 and ultimately terminated when we sold the patents associated with this contract to the customer that was producing these products effective March 1, 2013.

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

The development of our products will require substantial funds to obtain regulatory approvals and bring our products to market.  Our cash has declined by $5,766,666 during 2012 to $406,961 from $6,173,627 at December 31, 2011. We will need additional cash in periods after 2012.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor, Vision Opportunity Master Fund Ltd. The credit agreement allows us to draw up to $4,285,000 over twelve months ending August 2013. It also includes covenants that restrict our ability to incur additional debt without VOMF's consents. The outstanding principal balance bears interest at an annual rate of 10% and matures on December 31, 2013. As of December 31, 2012, the amount available for future draws under the credit agreement totaled $1,843,000. We will need financing in addition to our current cash on hand to maintain our present operations in 2013 and beyond. Our future capital requirements will depend on many factors, including:

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

We anticipate we will need to raise additional funds to support our current operations and future expansion and growth plans. Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, delays in bringing our products to market, future product and service opportunities, and future business combinations.

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

While our strategy to increase revenue growth is driven primarily by development of products based on technology we own or control, we will seek to supplement our growth through strategic acquisitions, investments and alliances when feasible. Such transactions are inherently risky. Any number of factors may affect the success of any acquisition, investment or alliance including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. There can be no assurance that any past or future transaction will be successful or that the transaction will not materially adversely affect our earnings, financial condition or cash flows.

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

Our success will depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.  We have conducted an assessment of internal control over financial reporting  as of December 31, 2012 as required by Section 404(a) of the Sarbanes-Oxley Act and have included management’s assessment report in this Form 10-K.   If we are unable to successfully implement improvements to our management information and financial control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations and our inability to manage our growth effectively could increase our losses.  Future compliance with the Sarbanes-Oxley Act and auditing of our system of compliance may not be possible without the addition of accounting and compliance personnel.

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

Because our business strategy involves the development of commercial products and sale of those products by us or our distribution partners, we may be sued for product liability. We may be held liable if any product we develop and commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals required to commercialize our medical safety products, will not protect us from any such liability.  We carry product liability insurance. Currently, our coverage limits are $1 million per event, and $1 million annual aggregate coverage for products liability.  We also intend to seek product liability insurance for any approved products that we may develop or acquire.  However, if there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If our insurance coverage is insufficient to protect us, our results of operations will suffer.  If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.

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

Since our common stock is eligible for trading on the OTCQB, our shareholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. We cannot assure you that an active trading market for our common stock will develop.  Accordingly, trades may occur very infrequently, and holders of our common stock must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.

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

Our stockholders may experience additional dilution

On December 31, 2012, we issued 21,690,346 common shares when the holders of our Series B and Series C Convertible Preferred Stock converted all of those shares into common stock. Following that conversion, we had 34,540,878 shares of common stock issued and outstanding as of February 28, 2013.

The conversion of our remaining shares of convertible preferred stock could result in further dilution of our common shareholders. As of February 28, 2013, our outstanding Series A Convertible Preferred Stock was convertible into 6,668,229 shares of common stock. As of that date, we had also issued 84,946 shares of Series D Convertible Preferred Stock convertible into 1,415,767 common shares in connection with draws on our credit agreement. If we draw the full amount available under our credit agreement, we could issue an additional 42,930 shares of Series D Convertible Preferred Stock convertible into 715,500 more common shares.

On March 1, 2013, in connection with our sale of intellectual property and the cancellation of our 14% Senior Notes, we issued 20,000 shares of newly designated shares of Series E Convertible Preferred Stock to the former holders of our 14% Senior Notes. The Series E Convertible Preferred Stock is convertible into 333,333 common shares.

As of February 28, 2013, options to purchase 1,862,809 common shares and warrants to purchase 957,190 common shares were also issued and outstanding. The exercise of the options and warrants could decrease the net tangible book value of our common stock.

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

We have incurred and expect to continue to incur significant ongoing legal, accounting and other expenses as a result of becoming a public company in December 2007. Corporate governance requirements, requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC have significantly increased our legal and financial compliance costs and make some administrative functions more time-consuming and costly. Like many smaller public companies, compliance with Section 404 of the Sarbanes-Oxley Act of  2002 has had a significant impact on our operating costs. Section 404 requires the management of public companies to evaluate the effectiveness of internal control over financial reporting. As a smaller reporting company, we currently are exempt from compliance with Section 404(b) , which requires that a company’s independent auditors also attest to assessment conducted by its management.  However, should we become an accelerated filer due to the growth in our market capitalization, we may not be able to effectively meet all of the requirements of Section 404 as currently known to us in the then mandated time frame.  Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause it to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on its stock price.

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

Item 1B.    Unresolved Staff Comments.

Not applicable

Item 2.   Properties.

We lease our current office from Oakleaf Real Estate, LLC, an unrelated third party. Our lease for this space, which we began occupying on or about the last week of March 2011 provides for lease payments of $8,000 per month.  If we give timely notice of our intent to vacate the premises after three years, we can pay one year’s rent to avoid the rent for year five of the initial five year term.  The lease has three extensions of three years each.  This space should be adequate to accommodate approximately 25 employees.  As of the filing date of this report we had seven staff members. This will provide the capacity to increase our existing staff by more than two fold.

We leased our former office and storage facility, in Lexington, Kentucky, under an operating lease from a firm in which our Chairman and CEO is a partner. The lease ran out in August 2012. We did not renew the lease. Monthly lease payments were $6,975 though the end of the lease term.

The Company also leased an office in New York, New York during 2012. We have not renewed the lease.

Item 3.  Legal Proceedings.

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

Item 4.     Mine Safety Disclosures

Not applicable.
PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

From December 31, 2007 through July 24, 2012, our common stock was traded on the OTC Bulletin Board under the symbol “MPSP.BB”.  On March 10, 2012 we were notified that our shares would be moved to the OTCQB platform. The migration occurred on July 24, 2012. There is no established trading market for our convertible preferred stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Period		Bid Price
Year	Quarter	High	Low
2012
	Fourth	$2.41	$0.81
	Third	$2.35	$0.79
	Second	$2.60	$1.55
	First	$2.49	$2.00
2011
	Fourth	$2.75	$1.50
	Third	$3.00	$2.00
	Second	$3.00	$1.55
	First	$3.00	$1.60
2010
	Fourth	$3.00	$1.55
	Third	$3.10	$2.70
	Second	$3.10	$2.75
	First	$3.70	$3.01

Holders

As of December 31, 2012, we had approximately 325 holders of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter or year ended December 31, 2012. The following table provides certain information with respect to our purchases of common stock during the year ended December 31, 2012.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
1/1/12-1/31/2012	26,350	$2.25	514,589	485,411
2/1/2012-2/29/2012	12,700	$2.46	527,289	472,711
3/1/2012-3/31/2012	23,200	$2.68	550,489	449,511
Through March 31, 2012	62,250	$2.45
4/1/2012-4/30/2012	5,555	$2.48	556,044	443,956
5/1/2012-5/31/2012	43,882	$2.51	599,926	400,074
6/1/2012-6/30/2012	46,660	$2.35	646,586	353,414
Through June 30, 2012	158,347	$2.44
7/1/2012-7/31/2012	23,900	$2.35	670,486	329,514
8/1/2012-8/31/2012			670,486	329,514
9/1/2012-9/30/2012	1,500	$1.03	671,986	328,014
Through September 30, 2012	183,747	$2.42
10/1/2012-10/31/2012	7,500	$1.09	679,486	320,514
11/1/2012-11/30/2012	6,894	$1.49	686,380	313,620
12/1/201-12/31/2012	14,129	$2.24	700,509	299,491
Through December 31, 2012	212,270	$2.33

Item 6.       Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of December 31, 2012 and December 31, 2011 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or in our 2012 Annual Report on Form 10-K.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in “Item 1A Risk Factors” of this Annual Report on Form 10-K and our subsequent reports, factors that could contribute to those differences include, but are not limited to:

•	Our limited financial resources and our ability to fund development of our products and operations from third party financing and cash flow from operations.

•	New product introductions by current or future competitors could adversely affect our ability to compete in the global market.

•	The ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than we can.

•	The continued service of key management personnel.

•	Our ability to attract, motivate and retain qualified employees.

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

Our first line of safety products was developed for phlebotomy, blood collection and infusion uses. In July 2010, we entered into a contract with Greiner Bio-One GmbH (“GBO”) that granted GBO exclusive rights to manufacture, market and distribute MedPro's three blood collection and infusion products (the “GBO agreement”). During the six-year term of the GBO agreement, beginning with the fourth quarter of 2010, we were to receive quarterly royalty payments totaling not less than $43,750,000, and would pay quarterly contributions totaling approximately $6,650,000 to cover a portion of the anticipated marketing expenses.

On September and October 2010, we sold Senior Secured 14% Notes due 2016 (the “14% Senior Notes”) in the aggregate principal amount of $30 million to institutional investors. The guaranteed royalty revenues from the GBO agreement were dedicated to covering the quarterly principal and interest payment due on the 14% Senior Notes through maturity in 2016. We received approximately $23,294,000 in net proceeds after establishing an interest reserve and paying offering expenses. We used the net proceeds to pay off all of our outstanding bank debt and bridge loans, pay the marketing contributions and royalties on our blood collection technology, and finance the development of other safety products in our portfolio through August 2012.

On December 31, 2012, we entered into an asset purchase agreement with GBO and the holders of the 14% Senior Notes. As provided by that agreement, effective on March 1, 2013:

•
MedPro sold the patents and other intellectual property underlying the three blood collection and infusion products to GBO, and the GBO agreement and the obligations of MedPro and GBO thereunder were terminated.

•	GBO paid $22 million to the Noteholders and has agreed to pay an additional $7.4 million to the Noteholders on February 1, 2014.

•	Our 14% Senior Notes and all of the agreements and instruments related to them were terminated and canceled, and all of our obligations thereunder were discharged.

•
GBO granted back to us an exclusive, worldwide, royalty-free, fully paid up license to use certain of the transferred intellectual property in specific fields of use other than blood collection and phlebotomy.

Our current strategy focuses on completing the steps necessary to attain pre-market product development milestones for our family of drug delivery devices. Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, can make a financial contribution toward product development costs.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor. The credit agreement allows us to draw up to $4,285,000 over twelve months ending August 2013, and matures on December 31, 2013. If fully funded, we will be obligated to issue 128,875 shares of newly created Series D Stock. The Series D Stock has a liquidation preference of $50.00 per share and is convertible into common stock at a conversion price of $3.00 per common share. The investor also has right to put the Series D Stock back to the Company at $50 per share beginning March 12, 2014. The terms of our financing arrangement with our principal investor are more fully discussed in Notes 6 and 9 of the notes to our financial statements included in this report.

For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to take actions that constrain our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations.

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

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market.  We began amortization of our blood collection patents in December 2009 when products were first introduced for human use.  Our Winged Safety Blood Collection Set was tested in 2011. Its introduction into the market is in the hands of the manufacturer under a license agreement.  Since no product was produced for human use in 2012, we have not begun amortization of the cost of our Winged Safety Blood Collection patents.

Our Syringe Guard family of products are currently not in production for distribution.  We expect to use the straight line method to amortize our other intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on a 7.5% discount factor, exceeds our cost of our patents and expected development costs ($2.6 million) by approximately ten times.

We wrote down our Key-Lok technology to fifty percent of its original cost in the fourth quarter of 2010 and charged off the remaining $244,561 in the first quarter of 2012. Management has determined that the technology may require substantial modification before it can be commercially produced and has decided to pursue other technologies.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

A summary of operating results for 2012 and 2011 is reflected in the following table:

	2012	2011	Change
Revenue	$2,671,875	$2,313,125	$358,750
Cost of Sales	(754,715)	(628,579)	(126,136)
Gross Profit (Loss)	1,917,160	1,684,546	232,614

Operating Expenses	8,103,419	8,906,767	(803,347)

Loss from Operations	(6,186,259)	(7,222,221)	1,035,961

Other Income/(Expense)	(4,571,926)	(4,810,383)	238,457

Net (Loss)	$(10,758,185)	$(12,032,604)	$1,274,418

Preferred Stock
Debt Discount Accretion	(123,569)	—	(123,569)

Net (Loss) Available to Common Shareholders	$(10,881,754)	$(12,032,604)	$(1,150,849)

MedPro recorded a net loss available to shareholders of $(10,881,754) for the year ended December 31, 2012, as compared to a net loss of $(12,032,604) for year ended December 31, 2011.  Losses from operations were $(6,186,259) for 2012 and $(7,222,221) for 2011.  Debt discount accretion for 2012 was $(123,569).

Revenue for the year ended December 31, 2012 was $2,671,875 compared to2,313,125 for the same period in the prior year. Revenue for both periods was royalty income from the Company's minimum volume contract for its blood collection devices. Cost of revenue and amortization of intellectual property was $754,715 for 2012 and $628,579 for 2011.

A table of comparison of 2012 and 2011 compensation and related expenses follows:

	2012	2011	Change
Salaries	$2,159,437	$2,840,472	$(681,035)
Share-Based Compensation	646,477	427,771	218,706
Payroll Taxes	124,838	134,316	(9,478)
Total Compensation Related	$2,930,752	$3,402,560	$(471,807)

Total employee compensation, including share-based compensation, for the year ended 2012 decreased by $471,807 compared to 2011. Salaries and payroll taxes decreased by $681,035 and $9,478, respectively, mostly due to accrual of severance of a former employee in 2011; there was a $200,000 bonus paid in 2012 for the CEO's 2011 performance and $146,984 in overall bonuses paid in 2011. There were only modest raises in 2012 and no bonuses based on 2012 performance. Share-based compensation increased by $218,706 due to the grant of 225,000 options to the CEO and the Board of Directors.

Costs associated with our qualified defined contribution plan are reflected in the following table:

	2012	2011	Change
Company 401(k) Match	$73,212	$65,733	$7,479
Profit Sharing Contribution	404	141,930	(141,526)
Total Qualified Plan Expenses	$73,616	$207,663	$(134,047)

Costs associated with our profit sharing plan in 2012 and 2011 were $73,616 and $207,663, respectively. The company match increased by $7,479. There was no 2012 discretionary contribution compared to the 2011 contribution of $141,930. There was a required safe harbor minimum vested contribution made in 2012.

During 2011 the Company granted 225,000 options valued at $337,298. Amortization of these options in 2011 was $50,376 and $140,458 in 2012. Total amortization of options outstanding in 2011 was $427,771. In 2012 the Company granted 225,000 options valued at $335,432. Amortization on these options was $51,106 during 2012. Total amortization of all outstanding options in 2012 was $646,477. Remaining unearned compensation at December 31, 2012 was $1,901,412.

Details of the advertising and promotion expenses in 2012 and 2011 are as follows:

	2012	2011	Change
Investor Relation Expenses	$54,055	$60,569	$(6,514)
Marketing Assistance Payment	406,125	350,075	56,050
Promotional Expenses	77,202	55,010	22,192
Other	13,744	21,627	(7,883)
Total Advertising and Promotion	$551,126	$487,281	$63,845

Advertising and promotion expense increased $63,845 over 2011.  Investor relations activity decreased by $6,514 in 2012. Marketing assistance payments were $56,050 higher in 2012. Promotional costs increased by $22,192 due to attending more trade shows in 2012. All other costs decreased by $7,883. A portion of this change related to a reclassification of Internet costs to general and administrative costs in 2012.

Product development costs for 2012 and 2011 are reflected below:

	2012	2011	Change
Completed Parts	$27,692	$66,175	$(38,483)
Engineering	777,163	728,049	49,114
Materials and Components	158,124	143,684	14,440
Research and Development	4,473	—	4,473
Simulated Use	—	17,056	(17,056)
Sterilization	—	5,360	(5,360)
Testing	19,063	36,745	(17,682)
Total Product Development Costs	$986,515	$997,069	$(10,554)

Product development costs decreased by $10,554. These costs reflect the continued development of the prefilled syringe and IV shuttle tooling, manufacturing costs for samples, and continued improvements to the blood collection devices and the winged collection set. Prefilled syringe packaging design costs were incurred in 2011.

The following tables reflects the comparison of 2012 and 2011 professional fees:

	2012	2011	Change
Patent - Legal	$355,737	$710,522	$(354,785)
General - Legal	399,207	235,652	163,555
Accounting and Auditing	115,490	132,582	(17,092)
Regulatory Audits	7,558	13,450	(5,892)
Consulting Fees	750,667	678,285	72,382
Recruiting	—	53,299	(53,299)
Quality Testing and Other	3,944	17,046	(13,102)
Total Professional Fees	$1,632,603	$1,840,836	$(208,233)

The majority of the increase in general legal cost pertained to new debt and the sale of the intellectual property to GBO. Consulting fees were up by $72,382, primarily due to additional activity by our European marketing consultant and an outside analysis being completed by an investment banking consultant on our projected future operations.

Comparative travel and entertainment expenses between 2012 and 2011 are reflected in the table that follows:

	2012	2011	Change
Airfare, cars, ground, parking, mileage and travel insurance	$218,151	$351,816	$(133,665)
Hotels, conference rooms, entertainment, meals and gratuities	115,715	193,244	(77,529)
Total Travel and Entertainment	$333,866	$545,060	$(211,194)

The decrease in total travel and entertainment expenses reflected a concerted effort to reduce travel costs in 2012.

The following table compares general and administrative expenses between 2012 and 2011:

	2012	2011	Change
Office and Warehouse Lease	$181,904	$147,733	$34,171
Director Fees	62,500	62,500	—
Network Support	109,679	72,805	36,874
Software and Website Development	66,649	52,360	14,289
Contributions	2,350	16,950	(14,600)
Moving Expense Reimbursement	—	29,828	(29,828)
Office Expense	15,865	30,527	(14,662)
Parking	18,679	14,940	3,739
Other General and Administration Expense	209,945	260,429	(50,484)
Total G&A	$667,571	$688,072	$(20,501)

Rent expense was up by $34,171 due to a full year of rent at new office space in Lexington and opening a small New York office and continued rent at former facility through August 2012. Director fees remained unchanged for 2012. Network support and software and website development increased as we upgraded all machines to current Microsoft Office operating system and transitioned to a Cloud virtual private server environment. Office expense decreased by $14,662 as part of an effort to curb non essential expense. Parking at our new office increased by $3,739 for a full year rental for employees and guest parking. Other general and administration expense decreased by $50,484; major reduction in postage and delivery costs by $21,718, employee training by $12,718 and filing fees of $10,000. All other changes were less than $10,000.

The following table reflects the comparison of various insurance expense items for 2012 and 2011:

	2012	2011	Change
Health Insurance	$220,888	$204,894	$15,994
Product Liability Coverage	52,675	21,483	31,192
Property and Casualty Coverage	17,250	14,110	3,140
Disability Insurance	4,538	4,242	296
D&O and Other	95,337	77,507	17,830
Total Insurance Expense	$390,688	$322,236	$68,452

We had fifteen employees in 2012 which caused an increase in our health and benefits coverage costs by $16,290. We have increased our products liability coverage (up $31,192) to include the substantially increased sales of product in 2012. We also instituted an evacuation and medical coverage plan for employees expected to travel out of the country last year. Our property and casualty coverage has also increased since we now have property in several states and in two locations in Lexington. We had to rebid our director and officers' liability coverage and the premium is higher with increased deductibles.

Depreciation was up $26,383 to $292,031 for the the year ended December 31, 2012. Amortization charges on our intellectual property of $505,085 and amortization of 14% Senior Note issuance costs of $492,390, were both substantially the same as the prior year. The depreciation was reflected under cost of operations, and the amortization of our intellectual property was reflected in cost of revenues. Amortization of loan costs on our 14% Senior Notes was reflected in interest expense. All depreciation and amortization costs through the year ended December 31, 2012 totaled $1,289,506 versus $1,263,123 in 2011.

During 2011, the Company wrote off $144,114 in leasehold improvements and other fixed costs left behind at the old office and warehouse location. In 2012, the Company wrote off the remaining Key-Lok intellectual property and other minor assets at a loss of $244,561.

Interest expense for 2012 and 2011 was $4,692,433 and $4,692,406, respectively. The 2012 interest expense includes debt issuance cost amortization of $492,390, $4,200,000 of Senior 14% Note interest expense and $43 in penalties.

Interest income was $2,646 in 2012, compared to $17,954 in 2011, a decrease of $15,308. The change is due primarily to maturity of certificate of deposits and the decline in our cash balance.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the 2012 was $117,861 compared to a net loss of $135,931 for 2011. The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates and the closer proximity of the current year valuation to the expiration of the warrant exercise period. Our share price has declined in 2012 and our volatility is up this year.

Liquidity and Capital Resources

Total assets were $10,764,676 as of December 31, 2012 and $19,399,630 as of December 31, 2011. The $8,634,954
decline in total assets reflects the impact of the negative cash flow from operations of $(8,131,433). Similarly, the loss for the year ended December 31, 2012 of $(10,758,185) corresponds to the asset decline.

Shareholders' deficiency increased by $10,734,052. This represented the net loss for the year of $10,881,754, share repurchases totaling $493,270, and the effect of option and warrant exercises of $5,503, which were partially offset by the positive share-based compensation adjustments of $646,477.
Restricted cash held in the interest reserve for our 14% Senior Notes declined from $1,206,371 at the beginning of the year to $539,510 at December 31, 2012. Payments to the collection account totaled $2,671,875 plus a modest amount of interest income. Cash expenses were $4,200,000 in interest expense and $20,968 in fees.

Our unrestricted cash decreased from $6,173,627 to $406,961 during 2012, a decline of $5,766,666.

Fixed assets increased $192,866 during the year ended December 31, 2012, principally due to $172,220 of new manufacturing equipment.

During 2012 we wrote off $244,561of intellectual property, representing the balance of the Key-Lok carrying value and some minor fixed assets with a low carrying value. Amortization of issuance costs of our 14% Senior Notes totaled $492,390.

Accounts payable, accrued expenses and accrued interest decreased by $348,612 during 2012. Current liabilities at year end included the $5,606,029 current portion of the 14% Senior Notes and the $2,442,000 that we had drawn on our credit agreement with our principal shareholder through the end of the year.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor, Vision Opportunity Master Fund Ltd. (“VOMF”). The credit agreement allows us to draw up to $4,285,000 over twelve months ending August 2013. The outstanding principal balance bears interest at an annual rate of 10% and matures on December 31, 2013. As of December 31, 2012, the amount available for future draws under the credit agreement totaled $1,843,000.

In consideration for the credit line, we agreed to issue VOMF up to 128,875 shares of new Series D Stock, to be issued in conjunction with, and based on the amount of each draw down. The Series D Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock.

Effective on March 1, 2013, we sold the patents and other intellectual property underlying our three blood collection and infusion products to GBO, and the GBO agreement was terminated, ending our obligation to pay a quarterly marketing contribution to GBO. GBO paid $22 million to the Noteholders and has agreed to pay an additional $7.4 million to the Noteholders on February 1, 2014. As a result of these transactions, our 14% Senior Notes were canceled and all of our obligations thereunder were discharged. GBO also granted back to us an exclusive, worldwide, royalty-free, fully paid up license to use certain of the transferred intellectual property in specific fields of use other than blood collection and phlebotomy.

In connection with the termination of the GBO Agreement and the cancellation of our 14% Senior Notes, we agreed to pay a total of $1,550,000 to settle any royalty obligations arising from our original acquisition of the blood collection technology sold to GBO. We have agreed to pay four quarterly payments of $250,000 each beginning on October 31, 2013 and a final $550,000 payment on December 31, 2014.

We estimate our cash required to fund operations at the current level will be approximately $350,000 to $500,000 per month. Our primary cash requirements will be to fund the launch of our drug delivery devices, our prefilled syringe series of products and two new products we are evaluating for purchase. Our ability to continue operations at their current level will depend upon our cash position from time to time.
We have no outstanding bank debt and no debt associated with our leasehold improvements or equipment. We have taken numerous actions to reduce operating expense. To avoid capital costs associated with replacement of our existing servers, we converted to virtual private servers and are utilizing cloud technology.
For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. Covenants in our credit line agreement preclude us from borrowing more than $250,000 without approval by VOMF.
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
If we are unable to obtain additional funding on acceptable terms, we may need to take actions that restrain our business and our ability to achieve cash flow in the future, including the surrendering our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations. The Series D Note includes a covenant that if we do not enter into a definitive agreement with respect to an additional equity funding of at least $10 million before November 30, 2012, and do not receive such funds before December 31, 2012, then we must implement a strategic alternative process to be agreed to by us and our principal investor. We have begun this process during the first quarter of 2013.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are not party to any forwards and futures, options, swaps, or other instruments that would expose us to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.  We currently have no bank indebtedness. Our 14% Senior Notes were canceled and our obligations thereunder discharged on March 1, 2013.

Our line of credit from our principal investor bears interest at an annual rate of 10% and matures on December 31, 2013. This obligation is recorded at relative fair market value based upon an allocation of the face amount of the debt between the amount we draw on the credit line and the Series D Preferred Stock issued in conjunction with those draws. The discount on the debt is being amortized over the period beginning on the loan date and ending on December 31, 2013, based on a yield to maturity method. The actual interest and discount accretion results in an effective interest rate substantially above the 10% stated rate.
Item 8.       Financial Statements and Supplementary Data.

The following financial statements of the company are included at the end of this report:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2012 and 2011

•	Statements of Operations for the Years Ended December 31, 2012 and 2011

•	Statements of Shareholders' Equity/(Deficiency) for the Years Ended December 31, 2012 and 2011

•	Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•	Notes to Financial Statements

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Name	Age	Title
W. Craig Turner	59	Chief Executive Officer and Chairman of the Board of Directors
Marc T. Ray	59	Vice President Finance, Chief Financial Officer
Gregory C. Schupp	57	Chief Operating Officer
C. Garyen Denning	32	Executive Vice President
Gary A. Peterson	61	Director
Warren Rustand	69	Director
Ernest L. Fletcher	60	Director
W. Leo Kiely III	65	Director
Carl Kleidman	54	Director
Andrew P. Merkatz	44	Director

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

Marc T. Ray was appointed Vice President Finance and Chief Financial Officer of our predecessor in October 2007 and continued in the same capacity when our merger took effect in December 2007. Mr. Ray served as the Treasurer and as a member of the Board of Directors of MedPro from July 1994 to August 2007. Mr. Ray has been working in public accounting and industry since 1976 and has been a Certified Public Accountant since 1978. From November 2004 to October 2007 Mr. Ray served as the managing member of Ray, Foley, Hensley & Company, PLLC, a public accounting firm that he founded in Lexington, Kentucky. From February 1994 to October 2004, Mr. Ray was President of the Lexington, Kentucky based public accounting firm Ray, Hager & Henderson, PSC. From 1976 through 1978 and 1982 through January 1994, Mr. Ray was employed or was a partner with Coopers & Lybrand, a predecessor of PriceWaterhouseCoopers.  In the intervening years Mr. Ray was employed as a financial analyst with a fortune 500 company and was a partner in a local accounting firm.

Gregory C. Schupp joined MedPro as Chief Operating Officer effective April 23, 2011. Since 2009, Mr. Schupp served as Director of Operations, G.M. of United States manufacturing for the Sorin Group, a global medical device manufacturer and distributor based in Milan, Italy.  From 2005 through 2008, he served as Vice President Operations of the New Jersey facilities of Maquet, Inc., a global medical equipment company headquartered in Rastatt, Germany.  Mr. Schupp has served in strategic and operational positions for medical and telecommunications manufacturers for over twenty years.

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

W. Leo Kiely III was appointed a director in October 2008.  He retired in July 2011 as Chief Executive Officer of MillerCoors, a joint venture combining the U.S. and Puerto Rico operations of SABMiller plc and Molson Coors Brewing Company.  Mr. Kiely formerly served as President and Chief Executive Officer of Molson Coors Brewing Company.  He served as President and Chief Operating Officer of Coors Brewing Company from March 1993 to May 2000. Before joining Coors Brewing Company, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo and Ventura Coastal Corporation, a division of Seven Up Inc. Mr. Kiely began serving on the Board of Directors of Altria Group, Inc. in October of 2011. He serves on the Boards of the Denver Center for the Performing Arts and the Bonfils Foundation in Denver, Colorado.

Carl Kleidman was elected as a director in August 2010.  He is currently Chief Investment Officer of Fortitude Partners, LLC, a private equity firm based in New York. He previously served as the Managing Director of Investments of Vision Capital Advisors LLC ("Vision"), a New York based hedge fund manager through December 2012. Before joining Vision in November 2007, Mr. Kleidman served as a Managing Director at Centrecourt Asset Management from January to November 2007, and at ComVest Investment Partners from 2002 through 2005. He has also served as Head of Investment Banking at Commonwealth Associates and Barington Capital Group, and was a partner at the law firm of Shea and Gould. Mr. Kleidman is a director of Novaray Medical, Inc., a medical imaging company.

Andrew P. Merkatz, age 44, was appointed to the Board of Directors on March 18, 2013. He is currently the Managing Director of Investments at Vision Capital Advisors where, for the past five years where he is responsible for overseeing Vision's largest investments. He has more than 20 years of private equity and operational experience focused primarily on lower middle market growth companies. Mr. Merkatz began his career at the middle market private equity firm, Interlaken Capital. He later served as Chief Operating Officer for Site-Specific Inc., one of the first Internet advertising agencies. Mr. Merkatz currently serves on the Board of Directors of several of Vision's portfolio companies. Mr. Merkatz holds an M.B.A. from Harvard Business School and a B.A. in Economics, with distinction, from the University of Pennsylvania.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and people who own more than 10 percent of our common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of these reports, the Company believes that all of the persons required to file such reports did so on a timely basis except for the following filers. Vision Capital Advisors, LLC filed two reports relating to the issuance of Series D Preferred Stock after the due date. Gary A. Peterson filed one report relating to a sale of shares after the due date.

Item 11.     Executive Compensation.

The Summary Compensation Table below shows the compensation earned by our executive officers for the last three fiscal years.
 Summary Compensation Table

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($) (3)	Total ($)
W. Craig Turner
Chairman and	2012	$396,560	$—	$217,910	$200,000	$15,290	$829,760
Chief Executive	2011	$396,494	$—	$444,675	$200,000	$34,600	$1,075,769
Officer
and President

Gregory C.
Schupp,	2012	$252,672	$—	$—	$—	$14,003	$266,675
Chief Operating	2011	$173,636	$30,000	$245,954	$—	$86,161	$535,751
Officer

Marc T. Ray,
Chief Financial	2012	$246,558	$—	$—	$—	$15,152	$261,710
Officer and	2011	$234,462	$35,000	$171,160	$—	$34,600	$475,222
Vice President of
Finance

C. Garyen
Denning,	2012	$240,100	$—	$—	$—	$12,182	$252,282
Executive Vice	2011	$186,194	$35,000	$171,160	$—	$30,202	$422,556
President

Walter W.
Weller, III (3)	2012	$—	$—	$—	$—	$242,885	$242,885
Former President	2011	$309,523	$—	$—	$—	$131,032	$440,555
and Chief
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

(3)	Mr. Weller resigned from all his positions with MedPro in September 2011.

(4)	The following table shows the various components of All Other Compensation paid in 2011and 2012.

Name	Profit Sharing Amount	401(k) Match	Group Term Life	Severance	Relocation Expenses	Health Savings Account Contribution	Totals
Mr. Turner
2012	$0	$10,000	$1,290			$4,000	$15,290
2011	$19,857	$9,800	$943			$4,000	$34,600

Mr. Schupp
2012	$0	$9,089	$914			$4,000	$14,003
2011	$18,547	$7,068	$268		$57,945	$2,333	$86,161

Mr. Ray
2012	$0	$9,862	$1,290			$4,000	$15,152
2011	$19,857	$9,800	$942			$4,000	$34,599

Mr. Denning
2012	$0	$7,942	$240			$4,000	$12,182
2011	$17,823	$8,203	$176			$4,000	$30,202
							$—
Mr. Weller
2012	$0	$0	$0	$242,885		$0	$242,885
2011	$19,857	$9,800	$798	$98,577		$2,000	$131,032

Employment Agreements

MedPro has employment agreements with its each of its executive officers. Each agreement extends for an initial three-year term, subject to automatic one-year extensions thereafter, unless we or the executive provide prior written notice of intent not to renew.  The current terms of the employment agreements expire on the following dates:

W. Craig Turner	June 30, 2013
Marc T. Ray	December 31, 2013
Gregory C. Schupp	April 24, 2014
C. Garyen Denning	December 31, 2013

Each agreement provides that the executive will be paid a base salary and is eligible for a bonus of up to a specific percentage of base salary.  The annual base salaries and maximum bonus percentages for 2012 are currently as follows:

Name	Annual Salary	Maximum Bonus (% of annual salary)
W. Craig Turner	$395,000	150%
Gregory C. Schupp	$253,500	70%
Marc T. Ray	$246,562	70%
C. Garyen Denning	$240,000	70%

The board of directors has sole discretion to increase the base salary and determine the amount of and criteria for any bonus for Mr. Turner.  On February 2, 2011, the Executive Compensation Committee recommended and the Company's independent directors adopted an incentive compensation plan for Mr. Turner, which is described below. Either the board of directors or the CEO can increase the base salary and determine the amount of and criteria for any incentive compensation for the other executive officers, subject to applicable corporate governance requirements of any securities exchange on which our common stock may then be listed.

As part of the budgeting process in connection with entering into a credit agreement with Vision Opportunity Master Fund in September 2012, each executive agreed to reduce his base salary by 20% effective February 1, 2013.

Each of the executives is entitled to participate in our stock option and incentive compensation arrangements for management and in our employee benefit plans, policies and practices on the same terms and conditions as other employees, including vacation and holiday time.  We agreed to grant Mr. Schupp options to purchase 50,000 shares at the current trading price of the common stock upon commencement of his employment in 2011.

Each employment agreement contains confidentiality, non-solicitation and non-competition covenants.  The executive agrees not to encourage employees to leave the Company, encourage customers to terminate their relationships with the Company, and compete with the Company during his employment and during a restricted period.  For Mr. Turner, the restricted period extends for six months after terminating employment.  For the other executives, the restricted period ends on the later of (i) the expiration of the term of his employment agreement or (ii) two years after terminating employment.  Each executive also agrees to maintain the confidentiality of the Company's information during and after employment with the Company.

The employment agreements provide that if the executive voluntarily terminates his employment, or if we terminate the executive for cause (as defined in the employment agreement), then we will have no further obligations to the executive after the date of termination.  Should we terminate the executive other than for cause, we must continue to pay the executive's monthly base salary (but no other amounts related to any employee benefit plans and no further accrual of vacation, sick or holiday time) until the end of the term of the agreement, subject to and in exchange for any written releases we deem appropriate.

Our agreement with Mr. Turner provides that upon termination of employment following a “change of control,” he will receive a single sum payment in an amount equal to his monthly base salary for 36 months (less any applicable social security, federal, state or local tax withholdings), based on the monthly base salary in the month in which such termination occurs.

The employment agreement for Mr. Turner defines a "change of control" as the occurrence of one of the following events:

•	any person or group acquires ownership of our stock that, together with stock held by that person or group, constitutes more than 50% of the total fair market value or total voting power of our stock.

•
any person or group acquires, during a 12-month period ending on the date of the most recent acquisition by that person or group, ownership of stock possessing 30% or more of the total voting power of the stock of our Company,

•
a majority of the members of our board of directors are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors before the date of the appointment or election.

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

The agreement provides for us to pay Mr. Turner the amount of any state, local or federal tax incurred as a result of payments made to either him that would not have been imposed but for the occurrence of a change of control.

Mr. Ray's employment agreement provides that upon a change of control any amounts he would be due in connection with any unexpired term may be accelerated, without discount, at his discretion.  His employment agreement defines a “change of control” as (1) a change in ownership of 50% or more within a 12 month period as a result of a single transaction or a series of transactions with one or more related buyers or a consortium of buyers, or (2) any sale, merger, consolidation or leveraged buyout resulting in our company no longer being public as a standalone company.  We have agreed to indemnify Mr. Ray against any excise tax (in connection with parachute payments) or additional taxes, other than ordinary income taxes, due to the acceleration of payments as a result of a change of control.

The agreement for Mr. Turner provides for him to have the use of a personal assistant.  Mr. Schupp's contract also provides for reimbursement of up to $62,000 of relocation expenses he incurred in connection with joining MedPro in 2011.

Incentive Compensation

In February 2011, the Executive Compensation Committee recommended and the Company's independent directors approved an incentive compensation plan for the chief executive officer. Based upon the achievement of performance goals established for each fiscal year, as determined by the independent members of the board of directors, Mr. Turner is eligible for cash incentive compensation ranging from 50% of base salary for “threshold” performance, 100% of base salary for “target” performance, to 150% of base salary for “maximum” performance. Mr. Turner generally proposes performance measures for each fiscal year based on the Company's strategic objectives, which measures are reviewed, modified and approved by the Executive Compensation Committee and the independent directors.

Mr. Turner's performance measures for 2011 were to: (i) increase his direct involvement with operations; (ii) redefine the roles of the Company's leadership team and recruit a senior executive responsible for operations and manufacturing; (iii) develop the Company's 2011 financial plan; (iv) engage the board in strategic planning; (v) analyze market opportunities and develop growth strategies; (vi) enter into product development agreements with strategic partners; (vii) enter into capital funding arrangements with third parties, including potential strategic partners; (viii) acquire manufacturing or engineering capabilities; (ix) complete an exchange listing; and (x) ensure the sound financial condition of the Company. Based upon the independent directors' assessment of the achievement of organizational goals and Company's progress toward developing a drug delivery system and toward establishing relationships with potential strategic partners such as pharmaceutical companies and medical device distributors that could lead to revenue-producing contracts, in March 2012 the Executive Compensation Committee recommended and the independent directors approved an award to Mr. Turner of $200,000, or approximately 50% of base salary, as cash incentive compensation for 2011.

Mr. Turner's performance measures for 2012 were to: (i) increase market awareness of the Company and its products as a leader in the field of medical safety technology; (ii) recruit a senior executive responsible for public and corporate relations; (iii) develop the Company's 2012 financial plan, including capital funding arrangements with potential strategic partners; (iv) engage the board in strategic planning; (v) execute product distribution agreements; (vi) expand the Company's product portfolio; (vii) identify opportunities to expand into new product and geographic markets; and (viii) acquire manufacturing or engineering capabilities. As part of the budgeting process in connection with entering into a credit agreement with Vision Opportunity Master Fund in September 2012, the Company reduced the base salaries of its executive officers and took other steps to reduce compensation expense. Accordingly, Mr. Turner was not awarded incentive compensation for 2012.

Stock Option Awards

The Company grants share-based awards to employees under its 2008 Stock and Incentive Compensation Plan ("2008 Plan"). The purposes of the 2008 Plan are to: (a) encourage employees and directors to help increase the profitability and growth of the Company; (b) provide competitive compensation to employees; (c) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities; and (d) motivate key employees and directors to contribute to the Company's success. The 2008 Plan became effective upon adoption by the board of directors in August 2008. The 2008 Plan was subsequently approved by shareholders as required by the Internal Revenue Code in order to award incentive stock options.

The 2008 Plan authorizes the issuance of a maximum of 7,500,000 common shares for awards to employees and directors, subject to adjustment as described below. If an award granted under the 2008 Plan expires or terminates without exercise, the shares no longer subject to that award will again become available for issuance under the Plan. A maximum of 1,500,000 common shares subject to stock-based awards or $1,000,000 for cash-based awards may be granted during any one fiscal year to any one individual. A maximum of 300,000 shares may be issued upon the exercise of incentive stock options. A maximum number of 50,000 shares may be issued without consideration as restricted stock awards, restricted stock units or other “full-value awards.” The 2008 Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards, restricted stock units, and cash performance awards. To date, all of the share-based awards granted under the 2008 Plan have been stock options.

On February 2, 2011, the Executive Compensation Committee approved awards of service-based and performance-based options to our CEO, Mr. Turner. On that date, he was granted options to purchase 300,000 options at an exercise price of $2.62 per share, the average of the bid and ask price on the date of grant. Options for 100,000 shares will vest on each of December 31, 2011, 2012 and 2013 if Mr. Turner continues to serve as CEO on each date. The Committee also approved a second award of options to purchase 300,000 shares upon the achievement of performance goals. Options for up to 100,000 shares will be granted annually if and to the extent that the Company achieves predetermined goals for financial results, business and product development, capital market milestones, and organizational initiatives in each of 2011, 2012, and 2013. The Committee also determined that Mr. Turner was entitled to 100,000 options at an exercise price of $2.725 as a performance-based award for 2011. The award was not granted until March 5, 2012 and was not recorded in the 2011 financial statements. As of the date this report was filed, the Committee had not made a determination with respect to the options, if any, to be granted to Mr. Turner as a performance-based award for 2011.

No other stock options were awarded to the Company's executive officers during 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the stock options held by the named executives as of December 31, 2012. We have not awarded restricted stock to our executive.

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

(1)
The exercise price of the options granted on August 18, 2008 equaled the per share valuation of our common stock agreed upon in connection with the purchase of Series A Stock preferred stock and warrants for $13 million on December 28, 2007. The options could only be exercised during a 30-day period beginning on the earliest of January 1, 2013, the date the holder terminates service with us, or the date of a change of control of our company. In December 2012, each holder of these options agreed to terminate the holder's right to withhold shares to satisfy the tax withholding obligation due upon exercise in exchange for a nominal cash payment. The options were not exercised during the January 2013 exercise period and expired on February 1, 2013.

Options Exercised and Stock Vested

No options were exercised by the named executive officers during 2012.

Director Compensation

None of MedPro's non-employee directors received cash compensation for service as a director through the second quarter of 2011.

The Company has made a one-time grant of stock options to each of its non-employee directors for their service through the second quarter of 2011. Messrs. Peterson and Rustand, who have served as directors since December 27, 2007, were each awarded options to purchase 100,000 shares on August 18, 2008, at an exercise price of $1.81 per share.  The options may be exercised only during the 30-day period ending on January 31, 2013.  If before that date, the recipient terminates service with us or a change of control of our company (as defined in the 2008 Plan) occurs, then the recipient must exercise the options 30 days after the event.   Messrs. Fletcher, Kiely and Kleidman, the three non-employee directors who subsequently joined the board, have each been awarded 50,000 share options at the same exercise price and on the same terms as the options awarded to Messrs. Peterson and Rustand on August 18, 2008. All of these options were allowed to lapse at the end of their term.

Beginning with the third quarter of 2011, MedPro paid each of its non-employee directors an annual retainer of $25,000, payable in quarterly installments. In addition, on August 23, 2011, the board of directors adopted the 2011 Non-Employee Director Stock Option Program and reserved 500,000 of the shares authorized for issuance under the 2008 Plan for the stock options to be awarded under the Program. The Director fees were suspended after the second quarter payment in 2012.

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

The following table shows the compensation paid to our non-employee directors in 2012. Compensation paid to Mr. Turner, the only executive officer who served as director during 2012, is included in the Summary Compensation Table.

Director Compensation

Name	Fees earned or paid in cash ($)	Option Awards ($)		Total ($)

Ernest Fletcher	$12,500	$37,500	(2)	$50,000
Leo Kiely	12,500	37,500	(2)	50,000
Carl Kleidman	12,500	37,500	(2)	50,000
Gary Peterson	12,500	37,500	(2)	50,000
Warren Rustand (1)	12,500	37,500	(2)	50,000

(1)	Does not included compensation for financial advisory fees paid to Mr. Rustand's firm. See “Item 13 -- Certain Relationships and Related Transactions, and Director Independence.”
(2) Each Director was awarded a 25,000 share option on August 28,2012 at an exercise price based on market value of
$1.50. The option fair value for Director share-based compensation expense was $0.9402 per share or $23,505 each.
As of the end of the year each Director has 50,000 options outstanding as share-based Director compensation under the
2011 modification to the current plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 28, 2012, by:

•	each person known by us to be the beneficial owner of more than 5% of either class of our common stock;

•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name	Number of Shares	Percentage of class (2)
Vision Opportunity Master Fund, Ltd. ("VOMF") (4)	25,304,300	61.05%
Vision Capital Advantage Fund LLC ("VCAF") (5)	6,638,525	18.47%
W. Craig Turner (3)	4,892,446	14.02%
Gary A. Peterson (6)	807,898	2.34%
Baton Development (6)	661,037	1.91%
C. Garyen Denning (8)	498,420	1.43%
Marc T. Ray (9)	322,724	*
Warren Rustand (7)	233,658	*
Ernest L. Fletcher (10)	39,000	*
W. Leo Kiely III (11)	25,000	*
Carl Kleidman (11)	25,000	*
Gregory C. Schupp (11)	150,000	*
Executive officers and directors as a group (7 persons)	6,994,146	19.52%

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

(2) Percentages are based upon 34,540,878 outstanding shares.  Shares underlying currently exercisable warrants and convertible preferred shares are deemed outstanding for determining the ownership percentage solely of the holder.

(3) Business address is 145 Rose Street, Lexington, Kentucky 40507.

 (4) Includes 6,908,518 shares issuable upon the conversion of 4,751,079 Series A Preferred Shares and 84,946 Series D Preferred Shares, and the exercise of warrants. VOMF’s business address is 20 West 55th Street, New York, New York 10019.  Adam Benowitz, Managing Member of Vision Capital Advisors LLC, has voting and investment power with respect to the securities owned by VOMF.

(5) Includes common shares issuable upon the exercise of 1,404,209, Series A Preferred Shares. VCAF’s business address is 615 South DuPont Highway, Dover, Delaware 19901.  Adam Benowitz, Managing Member of Vision Capital Advisors LLC, has voting and investment power with respect to the securities owned by VCAF.

(6) Mr. Peterson is the CEO of Baton Development, LLC. Business address is 10040 East Happy Valley Road # 37, Scottsdale, Arizona 85255. Includes 9,861 shares, 25,000 options, 112,000 shares held by his spouse and 661,037 shares held by Baton Development, LLC.

(7) Includes currently exercisable warrants for 96,023 and 25,000 options.

(8) Includes 178,830 options, 143,907 shares held by Mr. Denning's wife and minor children and 158,183 options exercisable by his wife who is also an employee.

(9) Includes 275,974 options currently exercisable and 100 shares beneficially owned as a trustee.

(10) Includes 14,000 shares held in an IRA and 25,000 options.

(11) No direct shares, all options.

*           Indicates less than 1%

Equity Compensation Plan Information

The following table provides information with respect to our equity compensation plans as of December 31, 2011:

Plan category	Number of shares to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,600,471	$2.19	1,816,529
Equity compensation plans not approved by security holders	—		—
Total	4,600,471		1,816,529

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is currently composed of seven members. Three of our directors, Leo Kiely, Gary Peterson and Ernest Fletcher, are independent under the definition of the NASDAQ Stock Exchange. W. Craig Turner is an officer and employee. Warren Rustand is a Managing Director of SC Capital, which has received cash and equity compensation for financial services provided in connection with the past capital transaction and has received fees under an advisory services agreement described below. Carl Kleidman was the Managing Director of Investments of Vision Capital Advisors, LLC, the adviser to VOMF and VCAF through 2012. On March 18, 2013, Andrew Merkatz, the current Managing Director of Investments of Vision Capital Advisors, LLC, was elected as our seventh director.

Certain Relationships and Related Transactions

The following section describes transactions between MedPro and its directors, executive officers and their affiliates since January 1, 2011.

Technology Development and Option Agreement

On August 24, 2007, we entered into a Technology Development and Option Agreement (the “Technology Agreement”) with SGPF, LLC.  W. Craig Turner, our Chairman and CEO, owned 100% of the equity units of SGPF.  SGPF was established to acquire technology underlying a family of prefilled safety syringe products (the “Blunt Technology”) that we believed had potential for successful commercialization, at a time when MedPro did not have the financial resources to acquire the technology and risked losing the opportunity to other interested parties.

In October 2008, MedPro exercised the option to acquire the Blunt Technology from SGPF. MedPro paid $3,345,000 in cash, which amount included all amounts SGPF had paid to date under its agreement with the original holders of the technology, and assumed the obligation to pay the remaining $1,500,000 of technology transfer payments to the holders due in quarterly payments through the first quarter of 2010. In addition, MedPro agreed to issue 690,608 shares of common stock to SGPF only upon the occurrence of one of the following events:

•	Within 30 days of MedPro's realization, on a cumulative basis, of $5,000,000 of gross sales revenue from the Blunt Technology, or

•
A 'change of control' of MedPro, defined as any event or set of circumstances, including but not limited to the termination of his employment, whereby W. Craig Turner ceases to possess, directly or indirectly, the power to direct or cause the direction of the management and policies of MedPro; or

•	The sale or licensing of any part of the Blunt Technology intellectual property to another entity.

Ongoing Relationships

Lease

Until April 2011, our offices were located in leased space in Lexington, Kentucky. The lease was non-cancelable and ran through August 2012 at a monthly rent of $6,975. The lessor was a partnership in which MedPro’s Chairman and CEO held an interest. The lease expired as of August 31, 2012.

Advisory Agreements with SC Capital Partners

SC Capital Partners, LLC served as a financial adviser in connection with the December 2007 private placement to VOMF and other investors.  For those services, SC Capital received a total of $1,040,000 in cash, 593,931 newly issued shares of common stock and warrants to purchase 533,458 shares of common stock.  The warrants, which SC Capital assigned, have an exercise price of $1.81 and a five year term.  Upon completion of the merger, Warren Rustand, Managing Partner of SC Capital, became a MedPro Director.

In March 2008, we entered into a financial advisory agreement with SC Capital. SC Capital has agreed to provide us with advisory services, finder services, merger and acquisition services and strategic alliances services.  On January 11, 2010, we signed a new agreement with SC Capital on substantially similar terms.  The current contract has an initial 24 month term and continues on a month to month basis until terminated upon 30 day notice.

We paid SC Capital a consulting fee of $15,000 per month through June 2012 when future payments were terminated by mutual agreement.  We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement.  For an equity financing transaction, we must pay SC Capital a consulting fee equal to 8% of the principal cash amount of all securities and institutional and secondary financings introduced by SC Capital and provide SC Capital with warrants to purchase a number of shares or units equal to 8% of the number of shares or units sold under the equity financing.  In a debt financing transaction, we must pay SC Capital a consulting fee equal to 3% of any gross proceeds received by MedPro in connection with a debt financing.  In a committed debt facility, the fee owed to SC Capital is to be calculated on the gross available amount committed to us.  In connection with any merger and acquisition transaction occurring during the term of the agreement, SC Capital would be entitled to 2.5% of the total transaction consideration for the first $20 million and 2.0% for any amount over $20 million.  For strategic alliances or other business realignments resulting from SC Capital’s services, we must pay a consulting fee equal to 8% of the value of the transaction.

During 2009 we paid SC Capital a financing fee of $240,000, equal to 8% of the $3,000,000 we received in connection with our March 24, 2009 issuance of Series C Preferred Stock to VOMF and VCAF in exchange for all of their outstanding warrants plus cash. During 2010, we paid SC Capital $600,000 in fees in connection with our issuance of $30,000,000 of 14% Senior Notes.

2010 VOMF Bridge Loans

During 2010, MedPro borrowed a total of $2,800,000 from VOMF under the terms of a series of short-term bridge loans to MedPro. Under the terms of the financing agreements, we agreed to add a representative of VOMF to our board of directors upon VOMF's request.

In consideration of these loans, we issued to VOMF 741,672 warrants to purchase shares of our common stock at either $4.00 or $3.00 per share.  Each warrant has a five-year term.  Each warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at either a price per share less than the warrant exercise price (or the adjusted price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

The $2,800,000 outstanding principal balance of the VOMF bridge loans plus accrued interest of $57,214 were paid in full on September 1, 2010.

2012 VOMF Senior Secured 10% Debt and Convertible D Preferred

On September 12, 2012, we entered into a credit agreement that provides for a $4,285,000 senior secured line of credit to be funded by our principal investor, Vision Opportunity Master Fund, Ltd. We may make periodic draw downs in specific amounts totaling $4,285,000 through August 31, 2013, provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The outstanding principal amount borrowed pursuant on the credit line will bear interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013. As of December 31, 2012, we had drawn $2,442,000 under the credit line, leaving $1,843,000 of additional borrowing capacity.
In consideration for the credit line, the Company agreed to issue Vision up to 128,875 shares of new Series D Stock, to be issued in conjunction with, and based on the amount of each draw down on the credit line. The Series D Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock. As of December 31,2012 the Company had issued 84,946 shares of Series D stock VOMF.
    The following table summarizes the draws to date, the Series D stock issued, the liquidation preference and the common equivalent number of shares upon conversion.

Date	Loan Amount	Loan Interest Rate	Series D Shares Issued	Liquidation Preference	Common Equivalent Shares
9/21/2012	$727,000	10%	23,858	$1,192,900	397,634
9/30/2012	662,000	10%	16,020	801,000	267,000
10/31/2012	422,000	10%	19,620	981,000	327,000
11/30/2012	309,000	10%	6,953	347,650	115,883
12/31/2012	322,000	10%	18,495	924,750	308,250
	$2,442,000		84,946	$4,247,300	1,415,767

The loan amounts have been allocated to debt and temporary equity based upon a relative fair value allocation as agreed by contract. The allocation resulted in temporary equity of $949,663 and an accreted value of the debt of $1,615,910. As of December 31, 2012 debt discount accretion of $123,569 has been recorded as additional interest expense and an increase to the carrying value of the debt.

Family Relationships

C. Garyen Denning, MedPro’s Executive Vice President, is the son-in-law of W. Craig Turner, our Chairman.  Mr. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $252,282 during 2012.

Bethany Denning, who served as MedPro’s Director of Organizational Development and Human Resources until March 2013, is the wife of C. Garyen Denning, our Executive Vice President and the daughter of W. Craig Turner, our Chairman.  Ms. Denning was paid an aggregate salary, bonus and taxable perquisites of approximately $111,950 during 2012.

Item 14.     Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Rodefer Moss & Co, PLLC for the audit of the company’s annual financial statements for 2012 and 2011 and fees billed for other services rendered by Rodefer Moss & Co, PLLC.

	2012	2011
Audit fees	$62,500	$62,000
Audit-related fees for Quarterly Review of Financial Statements	33,000	33,000
Audit and audit-related fees	95,500	95,000
Tax fees	—	—
All other fees	—	—
Total fees	$95,500	$95,000

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
The following financial statements of the company are included at the end of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2012 and 2011
Statements of Operations for the Years Ended December 31, 2012 and 2011
Statements of Shareholders' Equity/ (Deficiency) for the Years Ended December 31, 2012 and 2011
Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Financial Statements

(b)	Financial Statement Schedules
Not applicable.

(c)	Exhibits

Exhibits and Financial Statement Schedules

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on September 10, 2007).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K/A filed on September 10, 2007).
4.4	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.5	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)
4.6	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).
4.7	Certificate of Designations, Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 7, 2013).
4.8	Amendment to Certificate of Designations, Series A Convertible Preferred Stock dated September 24, 2012.
4.9	Certificate of Designations, Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 18, 2012).
10.1	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.2	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.3	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).
10.4
Financial Advisory Agreement dated January 11, 2010, between MedPro Safety Products, Inc and SC Capital Partners LLC. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 15, 2010).

	10.5	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.6	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.7	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.8	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.9	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.10	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.11	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
	10.12	Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 28,2012).
	10.13	Series D Senior Secured Promissory Note dated September 12, 2012 (incorporated herein by reference to Exhibit 10.0 to Form 8-K filed September 18, 2012).
10.14
Asset Purchase Agreement, Settlement of 14% Senior Debt, Release of 2010 Manufacturing Agreement and Royalty Settlement with Visual Connections, Inc. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 7, 2013).

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
April 1, 2013	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

April 1, 2013	By:	/s/ Marc T. Ray
Marc T. Ray
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MedPro Safety Products, Inc.
We have audited the accompanying balance sheets of MedPro Safety Products, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedPro Safety Products, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co., PLLC

Knoxville, Tennessee
March 29, 2013

MedPro Safety Products, Inc.
Balance Sheets
December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$406,961	$6,173,627
Restricted cash	539,510	1,206,371
Accounts receivable, net	102	900,865
Accrued interest income	—	2,628
Prepaid expenses and other current assets	44,699	53,899

Total current assets	991,272	8,337,390

Property and Equipment
Equipment and tooling	1,324,922	1,152,702
Leasehold improvements	790,046	787,248
Computers, network and phones	250,307	237,945
Furniture and fixtures	140,726	139,521
Trade show booth	31,900	27,619

Total property and equipment	2,537,901	2,345,035

Less: accumulated depreciation	880,006	590,340

Property and equipment, net	1,657,895	1,754,695

Other Assets
Intangible assets, net of amortization of $1,558,096 and $1,053,011, respectively	7,063,080	7,812,726
Option payment for asset acquisition	50,000	—
Deferred financing costs, net of amortization of $1,142,071 and $649,681, respectively	902,429	1,394,819
Recoupable royalties - Visual Connections - Wing	100,000	100,000

Total other assets	8,115,509	9,307,545

Total assets	$10,764,676	$19,399,630

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$603,034	$951,646
Accrued interest payable	700,000	700,000
Senior Note - Series D, including discount accretion of $123,569	1,615,906	—
Derivative liabilities – fair value of warrants	1,175,893	1,293,754
Senior Notes -Short Term	5,606,029	—

Total current liabilities	9,700,862	2,945,400

Long-Term Liabilities
Senior Notes - long term portion	24,393,971	30,000,000

Total long-term liabilities	24,393,971	30,000,000

Total liabilities	34,094,833	32,945,400

Convertible Redeemable Preferred Stock, Each Share Convertible into 16.67 Shares of Common Stock
Series D Preferred, $0.01 par value, 220,000 shares authorized, 84,946 shares issued and outstanding	949,663	—

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $3,033,057 and $2,426,114, respectively	66,682	66,682
Series B Preferred 0 and 1,493,779 shares issued and outstanding, respectively	—	14,937
Series C Preferred 0 and 1,571,523 shares issued and outstanding, respectively	—	15,715
Common stock $.001 par value; 90,000,000 shares authorized; 34,540,478 and 13,042,313 issued and outstanding, respectively	34,541	13,043
Additional paid-in capital	70,999,395	70,842,537
Accumulated deficit	(95,380,438)	(84,498,684)

Total shareholders’ deficiency	(24,279,820)	(13,545,770)

Total liabilities and shareholders’ deficiency	$10,764,676	$19,399,630
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
Year Ended December 31, 2012 and 2011

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011

Revenues

Product royalty income	$2,671,875	$2,303,125
Other revenue	—	10,000
Total revenue	2,671,875	2,313,125
Cost of revenues and amortization of intellectual property	754,715	628,579
Gross profit	1,917,160	1,684,546
Operating Expenses
Salaries, wages, and payroll taxes	2,930,752	3,402,560
Qualified profit sharing plan	73,616	207,663
Advertising and promotion	551,125	487,281
Product development costs	986,515	997,069
Professional fees	1,632,603	1,840,836
Insurance	390,688	322,236
General and administrative	667,572	688,072
Travel and entertainment	333,866	545,060
Write downs of abandoned equipment, leasehold improvements and technology	244,651	150,342
Depreciation	292,031	265,648
Total operating expenses	8,103,419	8,906,767
Loss from operations	(6,186,259)	(7,222,221)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(4,692,433)	(4,692,406)
Interest income	2,646	17,954
Change in fair value of derivative liabilities	117,861	(135,931)
Total other income /(expenses)	(4,571,926)	(4,810,383)
Provision for income taxes	—	—
Net (loss)	(10,758,185)	(12,032,604)
Preferred stock
Debt discount accretion	(123,569)	—
Net loss available to common shareholders	$(10,881,754)	$(12,032,604)

Net (loss) per common share
Basic net (loss) per share	$(0.80)	$(0.93)
Diluted net (loss) per share	$(0.80)	$(0.93)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	13,521,643	12,983,132
Weighted average number of shares outstanding - diluted	13,521,643	12,983,132
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Year Ended December 31, 2012
and 2011

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2010	13,091,507	$13,092	9,733,531	$97,334	$71,344,241	$(72,466,080)
Earned portion of share-based compensation	—	—	—	—	427,771	—
Purchases of treasury shares	(259,355)	(259)	—	—	(637,784)	—
Exercise of employee options	210,161	210	—	—	(291,691)	—
Net (loss)	—	—	—	—	—	(12,032,604)
Balance December 31, 2011	13,042,313	13,043	9,733,531	97,334	70,842,537	(84,498,684)
Earned portion of share-based compensation	—	—	—	—	646,477	—
Purchases of treasury shares	(212,670)	(212)	—	—	(493,058)	—
Exercise of employee options	3,517	3	—	—	(5,523)	—
Exercise of investor warrants	16,972	17	—	—	—	—
Conversion of preferred stock to common stock	21,690,346	21,690	(3,065,302)	(30,652)	8,962	—
Debt discount accretion	—	—	—	—	—	(123,569)
Net loss for the period ended December 31, 2012	—	—	—	—	—	(10,758,185)
Balance December 31, 2012	34,540,478	$34,541	6,668,229	$66,682	$70,999,395	$(95,380,438)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Year Ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Cash Flows From Operating Activities
Net income (loss)	$(10,758,185)	$(12,032,604)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	292,031	265,648
Amortization of financing costs and intangible assets	997,475	997,475
Write downs of abandoned equipment, leasehold improvements and technology	244,651	150,342
Share based compensation	646,477	427,771
Change in fair value of warrant (derivative liabilities)	(117,861)	135,931
Changes in operating assets and liabilities
Accounts receivable and accrued interest	903,391	(720,487)
Other current assets	9,200	(24,531)
Accounts payable and accrued expenses	(348,612)	189,121
Net cash flows from operating activities	(8,131,433)	(10,611,334)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(195,321)	(1,129,200)
Option payment for asset acquisition	(50,000)	—
Restricted cash-Interest Reserve	666,861	2,658,040
Net cash flows from investing activities	421,540	1,528,840
Cash Flows From Financing Activities
Senior note funds released from escrow	—	7,870,000
Withholding taxes on cashless stock option exercise	(5,503)	(291,480)
Purchase of treasury shares	(493,270)	(638,043)
Cash from issuance of preferred stock	949,663	—
Proceeds from borrowings	1,492,337	—
Net cash flows from financing activities	1,943,227	6,940,477
Net increase / (decrease) in cash	(5,766,666)	(2,142,017)
Cash at the beginning of the period	6,173,627	8,315,644
Cash at the end of the period	$406,961	$6,173,627
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,200,000	$4,200,000
Non-Cash Activity
Non-cash portion of (gain) or loss on derivative liabilities associated with warrants	$(117,861)	$135,931
Debt discount accretion	$123,569	$—

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

NOTE 1 – BASIS OF PRESENTATION A    ND NATURE OF BUSINESS

Nature of Business – MedPro Safety Products, Inc. (“MedPro” or “the Company”) is a medical device company that develops and acquires safety products that include technology designed to prevent needlestick injuries. A needlestick is a skin puncture by a hypodermic needle, syringe, or other sharp. Injury by a non-sterile device can expose the harmed individual to bloodborne pathogens. MedPro focuses on devices with passive safety features that deploy with little or no effort by the user. The Company is developing several safety products that target four key segments within the medical device industry, including two traditional fillable and prefilled syringes for medication delivery, an IV shuttle drug delivery device, a vial device for fillable syringes, and is investigating two IV catheters and a valve for possible purchase. MedPro plans to commercialize these products through global distribution partners.

The Company estimates that the total global market addressed by its present product portfolio could exceed $10 billion.

MedPro has headquarters in Lexington, Kentucky, and its common stock is quoted on the OTC.QB Platform under the symbol “MPSP.”

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

Revenues and Costs Recognition –  Revenues in 2012 and 2011 were derived from royalties on our blood collection products pursuant to our minimum volume contract.  Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.  The Company began accruing revenue from its tube-activated blood collection device late in 2010 and collected its first revenue in 2011.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. There were no allowances for doubtful accounts at the end of 2012 or 2011. The Company has only one customer and revenue is pursuant to a minimum volume contract. That customer also manufactures the product.

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

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account potential triggering events or circumstances that warrant revised estimates of useful lives or that indicate that

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

impairment exists. Amortization of the Vacumate technology began in December 2009 when products were shipped for human use evaluation by our customer.  The Company entered into a contract to sell the patents for these devices on December 31, 2012 which closed with respect to the Company with a title transfer on March 1, 2013.

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits year ended December 31, 2012 and 2011, have been expensed.

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

The Company's tax returns for the years ended 2012 through 2009 are open for examination by Federal Tax authorities.

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

Concentration of Credit Risk – From time to time during the the year ended December 31, 2012 and the year ended December 31, 2011, certain bank account balances exceeded federally insured limits.  The Company utilizes overnight repurchase agreements to minimize risks, has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING

In September 2010, the Company formed a wholly owned subsidiary MedPro Investments, LLC (“MPI”), which issued Senior Secured 14% Notes due October 30, 2016 in the aggregate principal amount of $30 million in private placements to institutional investors on September 1, 2010 and October 1, 2010. MPI is a single member Delaware limited liability company whose accounts are included with MedPro for financial statement purposes and is disregarded for tax purposes. In connection with the Note issuance, MedPro transferred the rights to receive all royalties under the GBO agreement to MPI. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the Notes. The Company received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve and paying offering expenses. The Company used the net proceeds from the sale of the Notes to pay off all of its bank debt and all principal and accrued interest on the loans made in 2010 by VOMF, which together totaled $4,360,000.

As of December 31, 2012, the Company entered into an irrevocable agreement to sell the patents associated with the manufacturing agreement with GBO. GBO agreed to pay off $29,400,000 of the Senior Secured 14% Notes as consideration for the patents. The payoff is in two payments of $22,000,000 on March 1, 2013 and $7,400,000 on February 1, 2014. The noteholders agreed to release the Company on March 1, 2013 with the initial payment and look only to GBO and its parent's guarantee for collection of the remaining debt. The Company was relieved from its obligation to pay marketing assistance payments under the manufacturing agreement. The Company also settled the royalty obligation with VCI in exchange for $1,550,000 of payments commencing on December 31, 2013 and ending on December 31, 2014. The Company also received a license back for the patents outside the areas of blood collection and phlebotomy.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

As of the filing of this report, the Company's principal investor has agreed, in writing, to continue to fund the Company's operations while the Company seeks additional capital or debt financing to continue its operations.  The Company is working with an investment banking firm to secure equity and/or debt to continue development and acquisition of additional products.  The Company has substantially reduced its monthly cash requirement and has reduced staff to a level necessary to maintain operations.  Increasing our staff to a level necessary to support products in the market place will not be necessary until later in the current year.  Without funding from the Company's principal investor, there would be substantial doubt about the Company's ability to continue as a going concern.

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

In October of 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (ASU 2012-04). The guidance provided by the standard will be effective for fiscal periods beginning after December 15, 2012 and will be effective for our 2013 financial statements. The Company has not yet adopted this update and is evaluating the impact of this update on its financial statements. It believes the impact on our financial statements will not be material.

In December 2011, the FASB issued the Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11) and the clarification release of the Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) on January 31, 2013. These updates requires disclosure on both a gross and net basis of offsetting assets and liabilities in connection financial assets and liabilities. It is effective for annual reporting periods beginning on or after January 1, 2013 and interim reporting periods within those annual periods. The Company does not have any offsetting financial assets and liabilities at the present time. If, in the future, after the effective date, the Company acquires such assets and liabilities it will comply with the disclosure requirements of the update.

Adopted

In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350)
Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). It is effective for annual and interim reporting periods beginning after September 15, 2012. The Company has adopted this standard. The standard permits a company to utilize a more likely than not standard on a qualitative basis to perform an impairment analysis then moving to quantitative testing for impairment of indefinite-lived intangible assets. The Company has always utilized a quantitative impairment analysis for its intellectual property (patents) to determine impairment.

In August 2012 the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The standard has been adopted and the technical corrections therein, if applicable, have been applied to its financial statements.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform to the classifications used to prepare the 2012 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce or license certain medical devices. These various patents include the skin and tube-activated blood collection devices with an original cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  In 2010, the Company wrote the Key-Lok™ patent down to from the $489,122 original cost to $244,561. During the first quarter of 2012, the Company wrote off the balance of the Key-Lok patent cost of $244,561. The write down is reflected under the caption "Write downs of abandoned equipment, leasehold improvements and technology". The write down was triggered based on the limited remaining life of the patents, competing technology in the market and the estimated cost to redesign the product to be more functional. The Company decided to expend its resources on other products.

For the year ended December 31, 2012, amortization expense was $997,475, including $505,085 amortization of intellectual property and $492,390 amortization of loan fees. In 2011, amortization expense for the year ended was the same as in 2012. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2013	$1,401,327
2014	$1,289,155
2015	$1,106,638
2016	$981,309
After 2016	$969,000

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

NOTE 6 – LONG-TERM DEBT

Long-term debt at December 31, 2012 and December 31, 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Senior Notes Payable, Interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$30,000,000	$30,000,000
Senior Notes Payable, Interest at 10%, payable at maturity on December 31, 2013, all assets not otherwise encumbered are pledged as collateral for the note	$1,615,906	$—
	$31,615,906	$30,000,000
Less: current portion	7,221,935	—
Long-term portion	$24,393,971	$30,000,000

Senior Secured 14% Notes Due 2016

The Company's wholly-owned subsidiary issued $30,000,000 of Senior Secured 14% Notes ("14% Senior Notes") due 2016 in two tranches on September 1, 2010 and October 1, 2010.  Gross proceeds from the issuance of the 14% Senior Notes were reduced by $2,206,858 of issuance expenses, $4,500,000 of funds held in reserve to pay interest during the ramp up of royalty income, and $7,870,000 held in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  The Company used the net proceeds of the issuance of the 14% Senior Notes to pay off all of its outstanding debt in September 2010. The FDA cleared the Wing device in November 2010, and the Company received the $7,870,000  plus interest on January 30, 2011.

The interest reserve is used to supplement royalty revenues received under the GBO agreement.  Royalty revenues are deposited into a collection account held in trust and are supplemented from the interest reserve as necessary to complete the scheduled payments on the 14% Senior Notes.  The balance in the interest reserve account at December 31, 2012 and December 31, 2011 was $539,510 and $1,206,371, respectively. The current period ending balance is less than the total amount of payments due in the next year.  Accordingly, the Company has classified the entire balance of the restricted cash account as a current asset.   As a result of a transaction that took place on December 31, 2012 the 14% Senior Notes will be paid off in two payments by GBO in connection with its purchase of the Company patents used under the manufacturing agreement. The Company was released from liability on this debt on March 1, 2013. The collateral for the 14% Senior Notes was released on March 1, 2013 in favor of a commitment by GBO which was guaranteed by its parent. On January 30, 2013, the balance of the interest reserve account was paid to the noteholders by the trustee as the Company's contribution to the transaction. As of March 1, 2013, the Company guarantee of the payments of principal and interest to the Noteholders was released and the patents were transferred to GBO. The Company retained a license to use the patents on a license and royalty free basis.

The 14% Senior Notes indenture limits the debt the Company can incur while the 14% Senior Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt. These restrictions expired with respect to the Senior Noteholders with the payment by GBO on March 1, 2013.

Royalty collections through October 30, 2016 were originally allocated to the payment of principal and interest on the 14% Senior Notes.   Had these notes continued and the principal been paid down to $1,000,000, additional interest would have been paid to the Noteholders based on cash flow under the contract.  The final $1,000,000 of principal was to be paid with the last payment on the 14% Senior Notes.  Any payments made in 2016 were to be reduced by the marketing assistance payments due to our customer under the minimum volume contract.  The Company was also entitled to receive a servicing fee of $5,000 per quarter, plus out of pocket expenses, subject to quarterly limitations. Since the notes have been deemed paid with the March 1, 2013 payment by GBO, these provisions no longer apply.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Series D Senior Secured Promissory Note

On September 12, 2012, the Company entered into a Series D Senior Secured Promissory Note (the “Series D Note”) that provides for a $4,285,000 senior secured line of credit (the “Credit Line”) to be funded by Vision Opportunity Master Fund, Ltd. (“VOMF” or the “Noteholder”) or its affiliates (who, together with VOMF, are referred to as “Vision”).

MedPro may make periodic drawdowns in specific amounts totaling $4,285,000 through August 31, 2013, provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The drawdowns taken by the Company through December 31, 2012 are shown in the table under "Valuation and Allocation of Consideration", below. The original borrowing limit has been increased by $75,000 from $4,210,000 for specific expenditures by the Company and approved by the lender.

The outstanding principal amount borrowed pursuant to the Credit Line will bear interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013.

In consideration for entering into the Series D Note, the Company agreed to issue Vision up to 126,412.5 shares of new Series D Convertible Preferred Stock (“Series D Preferred Stock”). Shares of Series D Preferred Stock (“Series D Shares”) will be issued in conjunction with each draw down. The Series D Preferred Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock.

The terms of the Series D Note are described in greater detail below.

Funding Schedule

Vision's lending commitment as Noteholder pursuant to the Series D Note, totals $4,285,000, subject to the satisfaction of the conditions to funding. MedPro made an initial $727,000 draw on September 12, 2012. Thereafter, the Company may make drawdowns on the last day of each calendar month through December 31, 2012, in the specific monthly amounts set forth in the funding schedule attached to the Series D Note, or as subsequently modified. As a condition to each draw, MedPro must certify that as of the applicable funding date, (i) no Event of Default is or will be in effect, (ii) the Company has complied and is in compliance with all affirmative covenants set forth in the Series D Note, and (iii) the representations and warranties of the Company are true and correct in all material respects. The Company must also provide any other documentation reasonably requested by the Noteholder.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Negative Covenants
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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Series D Senior Debt and Preferred Shares Allocation	Cash Received	Debt Value	Preferred Stock Value	Preferred Shares
Draws against note through December 31, 2012	$2,442,000	$1,492,337	$949,663	84,946
Debt discount accretion		$123,569
Balance at December 31, 2012	$2,442,000	$1,615,906	$949,663	84,946

Relative Values	9/12/2012	$727,000	$505,722
	9/28/2012	$712,000	$516,410
	11/1/2012	$372,000	$197,052
	11/30/2012	$309,000	$162,311
	12/28/2012	$322,000	$110,842
		$2,442,000	$1,492,337

Allocation Ratios	9/12/2012	69.56%	30.44%	100.00%
	9/28/2012	72.53%	27.47%	100.00%
	11/1/2012	52.97%	47.03%	100.00%
	11/30/2012	52.53%	47.47%	100.00%
	12/28/2012	34.42%	65.58%	100.00%
The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,	Maturities

2013	$7,221,935
2014	7,957,317
2015	13,254,329
2016	3,182,325

Total	$31,615,906

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of December 31, 2012, the Company had accrued severance and related expenses payable to a former officer of $2,221. In addition, the Company had minor receivables from employees totaling a net of $102. As of December 31, 2011, the respective balances were $253,987 and $115. The employee receivables related to unreimbursed personal expenses on the Company credit card that are billed to the employees and collected each month.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

In consideration for the termination of the contract, the Board of Directors agreed to extend the exercise period on warrants held by employees and members of SC Capital for one year.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,229 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 0 shares are designated as Series B Convertible Preferred Stock (“Series B Stock”), 0 are designated as Series C Convertible Preferred (“Series C Stock”) and 220,000 shares are designated as Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock is reflected as Temporary Equity, see Note 12.

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at December 31, 2012 and December 31, 2011:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

			Shares outstanding at	Shares outstanding at
	Shares Authorized	Par Value	December 31, 2012	December 31, 2011
Common stock	90,000,000	$0.001	34,540,878	13,042,313
Preferred Shares	10,000,000	$0.01	—
Series A Preferred	6,668,229	$0.01	6,668,229	6,668,229
Series B Preferred	1,493,779	$0.01	—	1,493,779
Series C Preferred	1,571,523	$0.01	—	1,571,523
Series D Preferred - Temporary Equity	220,000	$0.01	84,946
Common stock underlying outstanding stock purchase warrants			957,190	2,301,012

The following is a summary of the material rights, preferences, privileges, and restrictions of the Company's three series of convertible preferred Stock.  See Note 13 for a description of the terms of the Company's stock purchase warrants and how they have been valued under the Black-Scholes methodology. See Note 12 to see details of the Company's issuance of the Series D Stock and Note 6 for the details of Series D Notes.

Series A Convertible Preferred Stock

Dividends. The Series A Stockholders are entitled to receive cash dividends at the rate of 5% of the stated liquidation preference amount ($1.81 per share). Dividends are cumulative, and will only accrue and be payable upon any liquidation of the Company. Dividends on Series A Stock will be paid before dividends on any junior stock.

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $3,033,057 through December 31, 2012 and $2,426,114 through December 31, 2011. These amounts have not been recorded in the financial statements.

Voting Rights. The Series A Stockholders have had voting rights since August 31, 2012. In addition, the Series A Stockholders have these specific voting rights that as long as there are 200,000 shares of Series A Stock outstanding, the affirmative vote of 75% of the Series A Stock is required for the Company to take the following actions:

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

Series B Convertible Preferred Stock

Each share of Series B Stock converts into 4 shares of common stock at the present conversion price of $2.18 per share, which is subject to adjustment. The Series B Stock ranks equal to the Company’s common stock, but ranks junior to the Series A Stock and to our indebtedness. If the Company declares dividends, the Series B Stockholders will receive dividends on a pro rata basis with the common stockholders. Upon liquidation, dissolution or winding up of the Company, the holder of Series B Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series B Stock can be converted. The Series B Stock has no general voting rights. The B shares were converted into 5,975,116 common shares on December 31, 2012.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Series C Convertible Preferred Stock

Each share of Series C Stock converts into 10 shares of common stock, which ratio is subject to adjustment. The Series C Stock ranks equal to the Company’s Series B Stock and common stock, but ranks junior to the Series A Stock and to our indebtedness. If the Company declares dividends, the Series C Stockholders will receive dividends on a pro rata basis with the common stockholders. Upon liquidation, dissolution or winding up of the Company, the holder of Series C Stock is entitled to an amount equal to the amount distributable per share of common stock multiplied by the number of shares of common stock into which the Series C Stock can be converted. The Series C Stock has no general voting rights. The C shares were converted into 15,715,230 common shares on December 31, 2012.

The foregoing summaries of the material terms and conditions of our three series of preferred stock classified as equity are subject to their respective Certificates of Designation of Relative Rights and Preferences, which are exhibits to this report and are incorporated herein by reference. See Part IV, Item 15 - Exhibits and Financial Statement Schedules.

Stock Repurchase Program

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Through December 31, 2011 the Company had repurchased 488,239 shares in open market transactions at an average price per share of $2.17.  During the year ended December 31, 2012, the Company acquired additional 212,270 shares of its own common stock at an average price of $2.33 per share for a total cost of $493,927. The total number of shares repurchased since inception of the buyback program have been 700,509 shares at $2.66 per share average cost.  The Company has spent $1,863,483 on share repurchases since the inception of the buy-back program.

See Note 13 for a detailed description of the terms of our stock purchase warrants issued and outstanding, including the accounting treatment.

NOTE 10 - INCOME TAXES

The Company incurred no current or net deferred income tax expense or benefit for the years ended December 31, 2012 and 2011.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes versus taxable income as determine after applying permanent and temporary differences.  The Company has provided allowances for the entire amount of its operating losses for both 2012 and 2011.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2009 and later.

The tax effects of temporary differences that give rise to significant portions of the deferred assets at December 31, 2012 and 2011 are presented below:

Deferred tax assets (liabilities):	2012	2011
Fixed assets	$408,394	$284,960
Unearned share based compensation and warrants	4,971,818	4,923,311
State deferred tax asset	4,407,358	2,437,956
Other	731
Net operating loss carryforwards	18,786,069	15,723,680
Less: valuation allowance	(28,574,370)	(23,369,907)
Net deferred tax assets	$—	$—

The Company had no net deferred tax liabilities as of December 31, 2012 and 2011.  As of those dates, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $18,786,069 and $15,723,680, respectively, directly related to its total net operating loss carryforwards of $67,954,912 and $57,100,515, respectively. These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances at December 31, 2012 and 2011, respectively.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

The following table reconciles the federal statutory tax rate to the Company’s effective tax rate:

	2012	2011
Federal statutory tax rate	(35.00)%	(35.00)%
State and local income taxes, net of federal tax benefit	(3.88)%	(4.12)%
Derivative (gain) / loss and permanent differences	(0.30)%	0.55%
Share-based compensation	2.03%	(1.20)%
Loss on write down of intangibles	(2.21)%	—%
Valuation allowance	37.87%	38.37%
Amortization and Depreciation	1.49%	1.33%
Other differences	(0.92)%	(0.76)%
Effect of lower brackets	0.92%	0.83%
	—%	—%

NOTE 11 – LEASE COMMITMENT

Until April 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease was non-cancelable and ran through August 2012 at a monthly rent of $6,975. Total expense for this property was $55,800 through the December 31, 2012 and $83,700 for the year ended December 31, 2011.

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
We leased space in New York for the year ended December 31, 2012. We had a renewal option with two months free rent for 2013. The 2012 rent was $3,110 per month for March through October. We did not pay rent for January, February, November or December. We have given notice that we will not renew this lease next year.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2013	$96,000
2014	96,000
2015	96,000
2016	24,000
$312,000

NOTE 12 - TEMPORARY EQUITY

On September 12, 2012, the Company designated the new series of Series D Stock which has been characterized as temporary equity by the Company. Due in part to the optional redemption feature, it is reflected as a mezzanine level temporary equity between debt and equity on the Company's balance sheet. The Series D Stock are being issued in connection with newly issued debt. The Company has authorized 220,000 shares of Series D Stock and had issued 84,946 shares as of December 31, 2012.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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
Participation Rights. If at any time following the date of the initial issuance of Series D Stock the Company proposes to sell or issue for consideration any of its equity securities to any person (an “Acquiror”), each holder of Series D Stock will be entitled to purchase or be issued additional equity securities on the same terms and for the same consideration as the Acquiror. This Participation Right will not reduce the amount of equity securities the Company can sell or issue to the Acquiror. Rather, it will entitle each holder of Series D Stock to acquire, and require the Company to issue, up to an amount of equity securities as will allow each holder to maintain its relative ownership interest in the Company on a fully diluted basis. All equity securities of the Company directly or indirectly owned by a holder of Series D Stock (including any equity securities owned by affiliates of such holder) on a fully diluted and as-converted, exchanged or exercised basis will be included in making the pro rata calculation with respect to that holder.
Notwithstanding the foregoing, the Participation Right will not apply to any offering for the sole purpose of issuing equity securities:

•	To directors, officers, employees, consultants, advisers or other service providers of the Company, pursuant to the conversion or exercise of convertible or exercisable securities,

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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
The foregoing summary of the material terms and conditions of the Series D Stock is subject to the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, which was an exhibit to the Company's Current Report on Form 8-K filed on September 18, 2012. See Part IV, Item 15 - Exhibits and Financial Statement Schedules.

NOTE 13 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

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
The fair value of the share-based payments is recognized as compensation expense over the various expected lives of the different options. For the the year ended December 31, 2012 and 2011, share-based compensation expense was $646,477 and $427,771, respectively.
The amount of unrecognized compensation expense for all share-based awards as of December 31, 2012 was approximately $1,901,412, which is expected to be recognized over a weighted-average remaining life of approximately 3.54 years.

The table below identifies the Company's December 31, 2012 and the year ended December 31, 2011 options granted for Officers, employees and Directors and the factors used to value the share-based compensation expense for each option.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

During the year ended December 31, 2012

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

The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2012 and 2011 is as follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2010	3,908,471	$2.060
Granted	1,100,000	$2.440
Exercised	(1,050,000)	$1.810
Expired/Forfeited	(187,662)	$2.930
Outstanding at December 31, 2011	3,770,809	$2.200
Granted	225,000	$2.044
Exercised	(33,000)	$2.250
Outstanding at December 31, 2012	3,962,809	$2.192

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

Exercise Price	Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$1.81	1,950,000	0.09 years	—
$1.81	100,000	0.09 years	—
$3.85	122,079	6.40 years	122,079
$4.24	25,974	1.40 years	25,974
$3.65	47,256	6.76 years	47,256
$2.70	425,500	7.74 years	425,500
$2.62	100,000	3.09 years	100,000
$2.62	100,000	3.09 years	100,000
$2.62	100,000	3.09 years	—
$2.96	50,000	8.62 years	50,000
$2.96	125,000	8.64 years	125,000
$1.81	50,000	0.09 years	—
$2.25	542,000	8.94 years	542,000
$2.73	100,000	9.17 years	100,000
$1.50	125,000	9.65 years	—
$2.19	3,962,809	3.54 years	1,637,809
1- Non-vested at December 31, 2012 or December 31, 2011. Weighted average remaining life at December 31, 2012.

The following table summarizes information about non-vested options for the year ended December 31, 2011 and the the year ended December 31, 2012.

	Shares	Grant Date Fair Value	Per Share Fair Value
Outstanding Non-Vested Options 1/1/2011	—	—	—
Granted 2011	1,100,000	$1,858,325	$1.689
Vested 2011	(725,000)	$(1,287,415)	$1.776
Forfeited / Exercised 2011	—	$—
Outstanding Non-Vested Options at 12/31/2011	375,000	$570,910	$1.522
Granted 2012	225,000	$335,152	$1.490
Vested 2012	(375,000)	$(630,977)	$1.683
Forfeited / Exercised 2012
Outstanding Non-Vested Options at 12/31/2012	225,000	$275,085	$1.223

The weighted average fair value per share of options granted was $1.689 for 2011 and $1.490 for the the year ended December 31, 2012. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the options granted for the year ended December 31, 2012:

	2012	2011
Dividend yield	—%	—%
Expected volatility	107.28%	90.03%
Expected lives	3.00	5.63
Risk-free interest rate	0.59%	1.23%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

The weighted average remaining contractual life of all options outstanding at December 31, 2011 was 4.64 years and at December 31, 2012 is 3.54 years. In addition to outstanding stock options, our stockholders have authorized an additional 1,691,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/2/2011	100,000	$2.62	3.09
8/28/2012	125,000	$1.50	9.65
Totals	225,000

As of December 31, 2012, we had $1,901,412 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $576,670, 2014 - $489,177, 2015 - $336,493, 2016 - $211,659 and $287,413 from 2017 and later years.

	2013	2014	2015	2016	2017
Unearned Compensation to be Expensed by Year	$576,670	$489,177	$336,493	$211,659	$287,413

On May 29, 2012, a former employee exercised his option to acquire 33,000 shares of the Company's common stock. The option was granted on December 9, 2011. The fair value of the stock on the exercise date was $2.71. The exercise price was $2.25. The gain on the exercise, taxed as compensation to the employee, was $15,015. The Company issued 3,517 shares net of the 27,449 shares necessary to exercise the option and the 2,034 shares needed to cover the withholding taxes.

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

Series A and Series B Warrants

As of December 31, 2012 no Series A or B warrants remained outstanding. As of December 31, 2011, 512,941 Series A warrants and 512,941 Series B warrants remained outstanding. Each Series A warrant entitles holder to purchase one share of common stock at a purchase price of $1.81 per share. Each Series B warrant entitles holder to purchase one share of common stock at a purchase price of $1.99 per share. Both the Series A and Series B warrants expired as of December 28, 2012.

Series AA Warrants

The Company issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the sale of the preferred stock and warrants on December 28, 2007. One warrant holder exercised 79,663 of these warrants, on a cashless basis, in exchange for 16,972 common shares on June 29, 2012. The fair value on the date of exchange was based on $2.30 for the Company's stock and the exercise price of $1.81. The remaining Series AA warrants totaled 453,795. The terms of the Series AA warrants are similar to the Series A warrants and most of them expired on December 28, 2012. The 215,518 Series AA warrants held by SC Capital group associated with the personal service consulting agreement that was terminated on July 1, 2012 were granted a one year extension of the exercise date for their warrants.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

•
As of December 31, 2012, the Company had 90,000,000 common shares authorized and 34,540,878 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred Series A stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

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

We concluded there was insufficient trading frequency and volume in MedPro's shares to use the Level 1 inputs to value our warrants in a Black-Scholes calculation under ASC 820 as of January 1, 2009. In particular, we considered that almost all of our outstanding common shares were restricted securities that could not be traded in public markets through January 4, 2009, and our stock continued to trade sporadically thereafter. We also considered the volatility of the trading price, and the time it would take the market to absorb an influx of over this volume of shares upon conversion of the preferred shares and shares

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

underlying the warrants based on then current trading volumes. Accordingly, we used level 2 inputs and level 3 inputs for purposes of our ASC 815 and ASC 820 analysis.

The liability for the warrants exchanged for $3,000,000 of cash and a total of 0 shares of new Series C Stock in March 24, 2009 was recomputed using the Black-Scholes method with updated inputs, and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009, immediately before the exchange. The valuation difference on these warrants was $21,237,919, which accounts for the substantial portion of the total gain of $21,603,185 reported for the year ended December 31, 2009.

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

	Warrants Issued with 2010 Bridge Financing
Grant Date	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Totals
Stock Price at Issue	$3.40	$3.10	$3.00	$3.00	$3.00	$2.70
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00
Warrants Granted in Connection with Debt	212,500	112,500	208,334	50,001	75,002	83,335	741,672
Warrant Term in Years	5	5	5	5	5	5

12/31/2010
Value at Quarter End	$301,889	$161,576	$344,702	$83,397	$125,094	$141,165	$1,157,823
3/31/2011
Volatility	72.148%	72.148%	72.148%	72.148%	72.148%	72.148%
Risk Free Rate of Return	2.24%	2.24%	2.24%	2.24%	2.24%	2.24%

Change in Value	$(108,199)	$(57,508)	$(117,557)	$(28,279)	$(42,416)	$(47,338)
Value at Quarter End 3/31/11	$193,690	$104,068	$227,145	$55,118	$82,678	$93,827	1,157,823

6/30/2011
Volatility	82.902%	82.902%	82.902%	82.902%	82.902%	82.902%
Risk Free Rate of Return	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%

Change in Value	$59,469	$31,755	$59,873	$14,459	$23,142	$26,025	$214,723
Value at Quarter End	$253,159	$135,823	$287,018	$69,577	$105,820	$119,852	$971,249

9/30/2011
Volatility	76.266%	76.266%	76.266%	76.266%	76.266%	76.266%
Risk Free Rate of Return	0.42%	0.42%	0.42%	0.42%	0.42%	0.42%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Change in Value	$(39,820)	$(21,214)	$(38,454)	$(9,270)	$(15,360)	$(17,227)	$(141,345)
Value at Quarter End	$213,339	$114,609	$248,564	$60,307	$90,460	$102,625	$829,904

12/31/2011
Volatility	106.735%	106.735%	106.735%	106.735%	106.735%	106.735%
Risk Free Rate of Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%

Change in Value	$133,395	$71,258	$128,210	$30,980	$47,727	$52,280	$463,850
Value at Quarter End	$346,734	$185,867	$376,774	$91,287	$138,187	$154,905	$1,293,754

3/31/2012
Volatility	113.393%	113.393%	113.393%	113.393%	113.393%	113.393%
Risk Free Rate of Return	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%

Change in Value	$48,329	$26,145	$50,069	$12,241	$18,361	$20,848	$175,993
Value at Quarter End	$395,063	$212,012	$426,843	$103,528	$156,548	$175,753	$1,469,747

6/30/2012
Volatility	98.53%	98.53%	98.53%	98.53%	98.53%	98.53%
Risk Free Rate of Return	0.41%	0.41%	0.41%	0.41%	0.41%	0.41%

Change in Value	$(161,017)	$(85,543)	$(158,492)	$(38,116)	$(57,260)	$(63,742)	$(564,170)
Value at Quarter End	$234,046	$126,469	$268,351	$65,412	$99,288	$112,011	$905,577

9/30/2012
Volatility	110.424%	110.424%	110.424%	110.424%	110.424%	110.424%
Risk Free Rate of Return	0.31%	0.31%	0.31%	0.31%	0.31%	0.31%

Change in Value	$(162,928)	$(87,370)	$(181,745)	$(44,009)	$(66,467)	$(74,504)	$(617,023)
Value at Quarter End	$71,118	$39,099	$86,606	$21,403	$32,821	$37,507	$288,554

12/31/2012
Volatility	148.915%	148.915%	148.915%	148.915%	148.915%	148.915%
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

Change in Value	$244,378	$131,182	$253,470	$61,430	$92,816	$104,062	$887,338
Value at Quarter End	$315,497	$170,281	$340,076	$82,833	$125,637	$141,569	$1,175,893

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
2012
Derivative liabilities	$—	$1,175,893	$—	$1,175,893
Total Liabilities at Fair Value	$—	$1,175,893	$—	$1,175,893

2011
Derivative liabilities	$—	$1,293,754	$—	$1,293,754
Total Liabilities at Fair Value	$—	$1,293,754	$—	$1,293,754

Note- No assets or other liabilities were measured at fair value during 2012 or 2011.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at December 31, 2012 and December 31, 2011:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

Warrant Holder	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
At December 31, 2012
February 26, 2010	$4.00	212,500	2.41	212,500	$315,497
March 31, 2010	$4.00	112,500	2.50	112,500	$170,282
April 30, 2010	$3.00	208,334	2.67	208,334	$340,076
June 3, 2010	$3.00	50,001	2.76	50,001	$82,833
June 30, 2010	$3.00	75,002	2.75	75,002	$125,637
August 5, 2010	$3.00	83,335	2.93	83,335	$141,570
AA Warrants	$1.81	215,518	0.25	215,518	$85,619

December 31, 2012		957,190	1.50	957,190	$1,261,514
Weighted average exercise price					$3.07

At December 31, 2011
February 26, 2010	$4.00	212,500	3.17	212,500	$346,734
March 31, 2010	$4.00	112,500	3.25	112,500	$185,867
April 30, 2010	$3.00	208,334	3.33	208,334	$376,774
June 3, 2010	$3.00	50,001	3.42	50,001	$91,286
June 30, 2010	$3.00	75,002	3.50	75,002	$138,188
August 5, 2010	$3.00	83,335	3.58	83,335	$154,905
A Warrants	$1.81	512,941	1.00	512,941	$203,777
B Warrants	$1.99	512,941	1.00	512,941	$164,994
AA Warrants	$1.81	533,458	1.00	533,458	$211,928

December 31, 2011		2,301,012	1.74	2,301,012	$1,874,453
Weighted average exercise price					$2.37

NOTE 14 – EARNINGS PER SHARE

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

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 3,962,809 outstanding options convertible into one share each of common stock at December 31, 2012. Stock purchase warrants outstanding at December 31, 2012 totaled 957,190 warrants convertible into an equal number of common shares. There were also four series of convertible preferred shares. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. The Series B Preferred shares totaled 1,493,779 and had a four to one conversion ratio and was exercised at year end representing 5,975,116 of newly issued common shares. The Series C Preferred shares totaled 1,571,523 and had a ten to one conversion ratio and were converted at year end into 15,715,230 of newly issued common shares. As of December 31, 2012 there were

MedPro Safety Products, Inc.
Notes to Financial Statements
(Audited)

84,946 shares of Series D Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 1,415,767 shares of common stock.

Since the Company had a loss for the years ended December 31, 2012 and 2011, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.

NOTE 15 – SUBSEQUENT EVENTS

On December 31, 2012, the Company entered into a series of agreements which will result in the sale of all of the blood collection patents that are the subject of the 2010 Medical Supply Manufacturing Agreement dated July 14, 2010 with GBO. The various agreements were attached to a Form 8K filed by the Company on January 7, 2013.

The transaction was designed to be effective through a series of steps beginning with the payment by the Company of $539,510 of restricted cash to the Senior 14% noteholders on January 30, 2013. On March 1, 2013, GBO made a payment of $22,000,000 to the noteholders which resulted in the release of the Company as an obligor and guarantor of the Senior 14% Notes as well as a guarantor of the royalty payments from GBO to MedPro Investments, LLC, a disregarded LLC wholly-owned by the Company. It also terminated MedPro requirements to pay marketing assistance payments of approximately $6,000,000 to GBO in the future. GBO will make an additional $7,400,000 payment to the noteholders on February 1, 2014. The noteholders have released MedPro and are looking solely to GBO and its parent's guarantee for the second payment.

The transaction and new agreement between the Company, GBO and Visual Connections, Inc. ("VCI") eliminated the royalty agreements between the Company (and Vacumate LLC) and VCI regarding the Vacumate products and patents. This new agreement releases the Company from obligations for royalties to VCI in exchange for a series of payments by GBO and the Company to VCI beginning March 1, 2013. The Company is obligated to pay Visual Connections, Inc. $1,550,000 over the next two years.

The Company also relinquished its claim for $100,000 due from VCI and was relieved from its obligation to pay the $159,000 of royalties accrued at December 31, 2013. The Company also was relieved of its obligation to pay $700,000 of accrued interest at year end and did not receive any royalties from GBO for the last quarter of 2012.

The Company sold the patents for the extinguishment of $30,000,000 in debt and took back a royalty free license to use the patents outside the fields of blood collection and phlebotomy. In order to use these patents, the Company must have working prototypes of the products by the end of 2015 and must have commercialized the products by the end of 2017.

See the Form 8K filed by the Company on January 7, 2013 for more complete details of limitations, representations, restrictions associated with this series of transactions.

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