Form 10-Q
period 2013-03-31
MedPro Safety Products, Inc.
filed 2013-05-15
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2013
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
Large accelerated filer  ☐                                                               Accelerated filer  ☐
Non-accelerated filer  (Do not check if a smaller reporting company.)  ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 14, 2013, 34,540,878 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of March 31, 2013 and December 31, 2012
Statements of Operations for the Three Months Ended March 31, 2013 and 2012
Statements of Shareholders' (Deficiency) for the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012 Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012
Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$207,219	$406,961
Restricted cash	9	539,510
Accounts receivable, net	456	102
Prepaid expenses and other current assets	38,271	44,699

Total current assets	245,955	991,272

Property and Equipment
Equipment and tooling	1,334,172	1,324,922
Leasehold improvements	790,046	790,046
Computers, network and phones	250,307	250,307
Furniture and fixtures	140,726	140,726
Trade show booth	31,900	31,900

Total property and equipment	2,547,151	2,537,901

Less: accumulated depreciation	953,038	880,006

Property and equipment, net	1,594,113	1,657,895

Other Assets
Intangible assets, net of amortization of $750 and $1,558,096, respectively	5,845,000	7,063,080
Option payment for asset acquisition	75,000	50,000
Deferred financing costs, net of amortization of $0 and $1,142,071, respectively	—	902,429
Recoupable royalties	—	100,000

Total other assets	5,920,000	8,115,509

Total assets	$7,760,068	$10,764,676

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,076,532	$603,025
Accrued interest payable	117,092	700,000
Senior Note - Series D, including discount accretion of $288,608 and $123,569, respectively	2,403,144	1,615,906
Derivative liabilities – fair value of warrants	1,220,260	1,175,893
Current portion of accrued royalties	500,000	—
Senior Notes -Short Term	—	5,606,029

Total current liabilities	5,317,028	9,700,853

Long-Term Liabilities
Non current portion of accrued royalties	1,050,000	—
Senior Notes - long term portion	—	24,393,971

Total long-term liabilities	1,050,000	24,393,971

Total liabilities	6,367,028	34,094,824

Convertible Redeemable Preferred Stock, Each Share Convertible into 16.67 Shares of Common Stock
Series D Preferred, $0.01 par value, 220,000 shares authorized, 103,622 and 84,946 shares issued and outstanding, respectively	1,157,464	949,672
Series E Preferred, $0.01 par value, 20,000 shares authorized, 20,000 and 0 issued and outstanding, respectively	1,000,000	—
Total convertible redeemable preferred stock	2,157,464	949,672

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $3,182,305 and $3,033,057, respectively	66,682	66,682
Common stock $.001 par value; 90,000,000 shares authorized; 34,540,478 issued and outstanding	34,541	34,541
Additional paid-in capital	70,144,296	70,999,395
Accumulated deficit	(71,009,943)	(95,380,438)

Total shareholders’ deficiency	(764,424)	(24,279,820)

Total liabilities and shareholders’ deficiency	$7,760,068	$10,764,676
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
Three Months Ended March 31, 2013 and 2012

	For the Three Months	For the Three Months
	March 31, 2013	March 31, 2012
	(Unaudited)
Revenues

Product royalty income	$—	$890,625
Gain on sale of patents	26,548,981
Total revenue	26,548,981	890,625
Cost of revenues and amortization of intellectual property	—	171,586
Gross profit	26,548,981	719,039
Operating Expenses
Salaries, wages, and payroll taxes	599,677	937,168
Qualified profit sharing plan	8,256	21,030
Advertising and promotion	14,632	199,854
Product development costs	30,562	369,220
Professional fees	311,828	590,852
Insurance	66,154	126,256
General and administrative	703,837	191,117
Travel and entertainment	44,022	153,844
Write downs of abandoned equipment, leasehold improvements and technology	—	244,561
Depreciation	73,032	73,089
Total operating expenses	1,852,000	2,906,991
Income or (loss) from operations	24,696,981	(2,187,952)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(117,092)	(1,173,097)
Interest income	12	2,209
Change in fair value of derivative liabilities	(44,367)	(175,993)
Total other income /(expenses)	(161,447)	(1,346,881)
Provision for income taxes	—	—
Net income or (loss)	24,535,534	(3,534,833)
Preferred stock
Debt discount accretion	(165,039)	—
Net income or (loss) available to common shareholders	$24,370,495	$(3,534,833)

Net income or (loss) per common share
Basic net income or (loss) per share	$0.71	$(0.27)
Diluted net income or (loss) per share	$0.71	$(0.27)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	34,540,478	13,010,959
Weighted average number of shares outstanding - diluted	34,540,478	13,010,959

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Three Months Ended March 31, 2013
(Unaudited)
and For the Year Ended December 31, 2012

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2011	13,042,313	13,043	9,733,531	97,334	70,842,537	(84,498,684)
Earned portion of share-based compensation	—	—	—	—	646,477	—
Purchases of treasury shares	(212,670)	(212)	—	—	(493,058)	—
Exercise of employee options	3,517	3	—	—	(5,523)	—
Exercise of investor warrants	16,972	17	—	—	—	—
Conversion of preferred stock to common stock	21,690,346	21,690	(3,065,302)	(30,652)	8,962	—
Debt discount accretion	—	—	—	—	—	(123,569)
Net loss for the period ended December 31, 2012	—	—	—	—	—	(10,758,185)
Balance December 31, 2012	34,540,478	$34,541	6,668,229	$66,682	$70,999,395	$(95,380,438)
Earned portion of share-based compensation	—	—	—	—	144,901	—
Series E preferred shares granted to senior noteholders	—	—	—	—	(1,000,000)	—
Debt discount accretion	—	—	—	—	—	(165,039)
Net income for the period ended March 31, 2012	—	—	—	—	—	24,535,534
Balance March 31, 2013	34,540,478	34,541	6,668,229	66,682	70,144,296	(71,009,943)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Three Months March 31, 2013 and 2012

	March 31, 2013	March 31, 2012
	(Unaudited)

Cash Flows From Operating Activities
Net income (loss)	$24,535,534	$(3,534,833)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	73,032	73,089
Amortization of financing costs and intangible assets	—	249,369
Gain or loss on disposition of patents	(26,548,981)	244,561
Share based compensation	144,901	152,296
Change in fair value of warrant (derivative liabilities)	44,367	175,993
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(354)	11,078
Other current assets	6,428	(488)
Accounts payable and accrued expenses	749,590	6,552
Accrued interest payable	(539,510)	—
Net cash flows from operating activities	(1,534,993)	(2,622,383)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(9,250)	(34,286)
Option payment for asset acquisition	(25,000)	—
Interest Reserve paid to Noteholders	539,501	167,903
Net cash flows from investing activities	505,251	133,617
Cash Flows From Financing Activities
Purchase of treasury shares	—	(152,700)
Cash from issuance of preferred stock	207,792	—
Proceeds from borrowings	622,208	—
Net cash flows from financing activities	830,000	(152,700)
Net increase / (decrease) in cash	(199,742)	(2,641,466)
Cash at the beginning of the period	406,961	6,173,627
Cash at the end of the period	$207,219	$3,532,161
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$539,510	$1,050,000

Non-Cash Activity
Non-cash portion of (gain) or loss on derivative liabilities associated with warrants	$44,367	$175,993
Debt discount accretion	$165,039	$—
Non cash portion of balance sheet effects from sale of patents	$(26,548,981)	$—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Revenues and Costs Recognition –  Revenues in 2012 were derived from royalties on our blood collection products pursuant to our minimum volume contract and in 2013.  The Company also realized a gain from the sale of certain patents in 2013. Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. There were no allowances for doubtful accounts at the end of 2013 or 2012. The Company has only one customer and revenue is pursuant to a minimum volume contract. That customer also manufactures the product.

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

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account potential triggering events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Amortization of the Vacumate technology began in December 2010 when products were shipped for human use evaluation by our customer.  The Company entered into a contract to sell the patents for these devices on December 31, 2012 which closed with respect to the Company with a title transfer on March 1, 2013. The balance of the cost of these assets sold were written off in the quarter just ended.

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the three months ended March 31, 2013 and 2012, have been expensed.

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

The Company's tax returns for the years ended 2013 through 2009 are open for examination by Federal Tax authorities.

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

Concentration of Credit Risk – From time to time during the the three months ended March 31, 2013 and the year ended December 31, 2012, certain bank account balances exceeded federally insured limits.  The Company utilized overnight repurchase agreements in 2012 to minimize risks. The repurchase agreements were suspended in 2013. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING

In September 2011, the Company formed a wholly owned subsidiary MedPro Investments, LLC (“MPI”), which issued 14% Senior Notes due October 30, 2016 ("14% Senior Notes") in the aggregate principal amount of $30 million in private placements to institutional investors on September 1, 2010 and October 1, 2010. MPI is a single member Delaware limited liability company whose accounts are included with MedPro for financial statement purposes and is disregarded for tax purposes. In connection with the 14% Senior Note issuance, MedPro transferred the rights to receive all royalties under the GBO agreement to MPI. All of the royalties payable under the GBO agreement are committed to pay the principal and interest due on the 14% Senior Notes. The Company received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve (reflected as Restricted Cash) and paying offering expenses. The Company used the net proceeds from the sale of the 14% Senior Notes to pay off all of its bank debt and all principal and accrued interest on the loans made in 2011 by VOMF, which together totaled $4,360,000.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

On December 31, 2012, the Company entered into an irrevocable agreement to sell the patents associated with the manufacturing agreement with GBO effective on March 1, 2013. GBO agreed to pay off $29,400,000 of the 14% Senior Notes as consideration for the patents. The payoff is in two payments of $22,000,000 on March 1, 2013 and $7,400,000 on February 1, 2014. The noteholders agreed to release the Company on March 1, 2013 with the initial payment and look only to GBO and its parent's guarantee for collection of the remaining debt. The Company was relieved from its obligation to pay marketing assistance payments under the manufacturing agreement. The Company also settled the royalty obligation with VCI in exchange for $1,550,000 of payments commencing on December 31, 2013 and ending on December 31, 2014. The Company also received a license back for the patents outside the areas of blood collection and phlebotomy.

As of the filing of this report, the Company's principal investor had agreed, in writing, as of December 31, 2012, to continue to fund the Company's operations while the Company seeks additional capital or debt financing to continue its operations.  The Company is working with an investment banking firm to secure equity and/or debt to continue development and acquisition of additional products.  The Company has substantially reduced its monthly cash requirement and has reduced staff to a level necessary to maintain operations.  Increasing our staff to a level necessary to support products in the market place will not be necessary until later in the current year.  Without funding from the Company's principal investor, there would be substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

No updates which are applicable to the Company are as yet not adopted.

Adopted

In December 2011, the FASB issued the Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11) and the clarification release of the Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) on January 31, 2013. These updates requires disclosure on both a gross and net basis of offsetting assets and liabilities in connection financial assets and liabilities. It is effective for annual reporting periods beginning on or after January 1, 2013 and interim reporting periods within those annual periods. The Company does not have any offsetting financial assets and liabilities at the present time. If, in the future, the Company acquires such assets and liabilities it will comply with the disclosure requirements of the update.

In October of 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (ASU 2012-04). The guidance provided by the standard is effective for fiscal periods beginning after December 15, 2012 and is effective for our 2013 financial statements. The Company has adopted this update and the impact on our financial statements is not material.

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

In August 2012 the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The standard has been adopted and the technical corrections therein, if applicable, have been applied to its financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the classifications used to prepare the 2013 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce or license certain medical devices. These various patents include the skin and tube-activated blood collection devices with an original cost of $2,525,425, the Key-Lok™ patent at $489,122, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  The blood collection and winged infusion patents were sold on March 1, 2013 leaving the syringe guard prefilled family of patents.

The Company acquired a royaty free license to utilize the patents sold to GBO in the sale of patents transaction which was recorded at $1,000,000 based on estimates of future cash flow from the patents.

The Company also had a $75,000 deposit on the possible future purchase of the assets of a going business relating to a valve product.

For the three months ended March 31, 2012, amortization expense was $249,369, including $126,272 amortization of intellectual property and $123,097 amortization of loan fees. There was no amortization expense for the three months ended March 31, 2013.

Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2013	$0
2014	$1,169,000
2015	$1,169,000
2016	$1,169,000
2017	$1,169,000
2018	$1,169,000

NOTE 6 – LONG-TERM DEBT

Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	March 31, 2013	December 31, 2012
14% Senior Notes, interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$—	$30,000,000
Series D Note payable, interest at 10%, payable at maturity on December 31, 2013, all assets not otherwise encumbered are pledged as collateral for the note	2,403,144	$1,615,906
	$2,403,144	$31,615,906
Less: current portion	2,403,144	7,221,935
Long-term portion	$—	$24,393,971

14% Senior Notes Due 2016

The Company's wholly-owned subsidiary issued $30,000,000 of 14% Senior Notes due 2016 in two tranches on September 1, 2010 and October 1, 2010.  Gross proceeds from the issuance of the 14% Senior Notes were reduced by $2,206,858 of issuance expenses, $4,500,000 of funds held in reserve to pay interest during the ramp up of royalty income, and $7,870,000 held in a reserve payable to the Company upon the receipt of FDA clearance for the Wing device.  The Company used the net proceeds of the issuance of the 14% Senior Notes to pay off all of its outstanding debt in September 2011. The FDA cleared the Wing device in November 2011, and the Company received the $7,870,000  plus interest on January 30, 2011.

The interest reserve was used to supplement royalty revenues received under the GBO agreement.  Royalty revenues were deposited into a collection account held in trust and were supplemented from the interest reserve as necessary to complete the scheduled payments on the 14% Senior Notes.  The balance in the interest reserve account (Restricted Cash) at March 31, 2013 and December 31, 2012 was $9 and $539,510, respectively. The loan was partially paid by GBO on March 1, 2013 and the balance was assumed by GBO. At that point the Company was released from further liability.

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

Prior to the release discussed above, the 14% Senior Notes indenture limited the debt the Company can incur while the 14% Senior Notes are outstanding to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt. These restrictions expired with respect to the Senior Noteholders with the payment by GBO on March 1, 2013.

Series D Senior Secured Promissory Note

On September 12, 2012, the Company entered into a Series D Senior Secured Promissory Note (the “Series D Note”) that provides for a $4,285,000 senior secured line of credit (the “Credit Line”) to be funded by Vision Opportunity Master Fund, Ltd. (“VOMF” or the “Noteholder”) or its affiliates (who, together with VOMF, are referred to as “Vision”).

MedPro may make periodic drawdowns in specific amounts totaling $4,285,000 through August 31, 2013, provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The drawdowns taken by the Company through March 31, 2013 are shown in the table under "Valuation and Allocation of Consideration", below. The original borrowing limit has been increased by $75,000 from $4,210,000 for specific expenditures by the Company and approved by the lender.

The outstanding principal amount borrowed pursuant to the Credit Line will bear interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013. Accrued interest through March 31, 2013 on the note is $117,092.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

In consideration for entering into the Series D Note, the Company agreed to issue Vision up to 126,413 shares of new Series D Convertible Preferred Stock (“Series D Preferred Stock”). Shares of Series D Preferred Stock (“Series D Shares”) will be issued in conjunction with each draw down. The Series D Preferred Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock.

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

Interest; Maturity Date

The outstanding principal amount borrowed pursuant to the Series D Note will bear interest at a rate of 10% per annum. Accrued interest through March 31, 2013 was $117,092. The outstanding principal amount of, and all accrued and unpaid interest on, the Series D Note becomes due and payable on the maturity date, which is December 31, 2013.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Date	Series D Shares Granted
September 12, 2012	7,500
October 31, 2012	11,250
December 31, 2012	11,250

The rights and preferences of the Series D Shares are described under “Series D Preferred Stock” in Note 12.

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
Collateral

The Company granted a security interest to VOMF, in its capacity as Collateral Agent for the holders of Series D Notes (the “Noteholder Group”) all of Company's rights, title and interest in all of its tangible and intangible assets. The Collateral is specifically identified on Schedule II to the Series D Note.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Series D Senior Debt and Preferred Shares Allocation	Cash Received	Debt Value	Preferred Stock Value	Preferred Shares
Draws against note through December 31, 2012	$2,442,000	$1,492,328	$949,672	84,946
Debt discount accretion		$123,569
Balance at December 31, 2012	$2,442,000	$1,615,897	$949,672	84,946
Draws against the note through March 31, 2013	$830,000	$622,208	$207,792	18,676
Debt discount accretion		$165,039
Balance March 31, 2013	$3,272,000	$2,403,144	$1,157,464	103,622

	Draw Date	Draw Amount	Debt Allocation
Relative Values	9/12/2012	$727,000	$505,717
	9/28/2012	$712,000	$516,410
	11/1/2012	$372,000	$197,052
	11/30/2012	$309,000	$162,306
	12/28/2012	$322,000	$110,843
	1/31/2013	$361,000	$259,708
	2/28/2013	$190,000	$138,182
	3/28/2013	$96,000	$77,186
	3/29/2013	$183,000	$147,132
Discount Accretion 2012			$123,569
Discount Accretion 2013			$165,039
Gross Draws and Allocated Debt and Accretion		$3,272,000	$2,403,144

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,

2013	$2,403,144
2014	—
2015	—
2016	—
2017	—
Total	$2,403,144

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of March 31, 2013 and December 31, 2012, the Company had minor receivables from employees totaling $456 and $102 respectively. As of December 31, 2012, the payable to officers was $2,221. The employee receivables related to unreimbursed personal expenses on the Company credit card that are billed to the employees and collected each month.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 11, 2010, we signed a new agreement with SC Capital, which was an extension and modification of our previously existing agreement, to provide the Company with assistance in securing debt or equity and to assist the Company with acquisition or disposition services.  We had paid SC Capital a consulting fee of $15,000 per month until the consulting fee portion of the agreement was terminated as of July 1, 2012.  We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement.

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

During 2012 and prior years, the Company leased its office and storage facility in Lexington, Kentucky from a company owned by the Company’s Chairman, which is described in Note 11. This lease terminated on August 31, 2012.

The Company is obligated to issue 690,608 common shares to its CEO in the event the Company recognizes $5,000,000 or more in revenue on the Syringe Guard family of products. Additional triggers for these shares to be awarded include a change in control of the Company, the termination of the CEO or the sale or licensing of any part of the technology to another entity.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.01 per share, which is issuable in series. Of the 10,000,000 shares of preferred stock authorized, 6,668,229 shares are designated as Series A Convertible Preferred Stock (“Series A Stock”), 220,000 shares are designated as Series D Convertible Preferred Stock ("Series D Stock") and 20,000 shares are designated as Series E Convertible Preferred Stock. The Series D and Series E Stock are reflected as Temporary Equity, see Note 12.

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at March 31, 2013 and December 31, 2012:

			Shares outstanding at	Shares outstanding at
	Shares Authorized	Par Value	March 31, 2013	December 31, 2012
Common stock	90,000,000	$0.001	34,540,878	34,540,878
Preferred Shares	10,000,000	$0.01	—	—
Series A Preferred	6,668,229	$0.01	6,668,229	6,668,229
Series D Preferred - Temporary Equity	220,000	$0.01	103,622	84,946
Series E Preferred - Temporary Equity	20,000	$0.01	20,000	—

Common stock underlying outstanding stock purchase warrants			957,190	957,190

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $3,182,305 through March 31, 2013 and $3,033,057 through December 31, 2012. These amounts have not been recorded in the financial statements.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

(1)
The holder's common stock cannot be sold in the public securities market due to the lapse of the effectiveness or unavailability of a resale registration statement for 20 consecutive trading days, unless due to factors solely within the control of the holder.

(2)	Our common stock is suspended from listing or trading on the OTC Bulletin Board or a stock exchange for 5 consecutive trading days.

(3)	Our inability to convert Series A Stock into shares of common stock.

(4)	Our failure to comply with a conversion notice for 15 days.

(5)	Our common stock is deregistered under the Securities Exchange Act of 1934.

(6)	We consummate a “going private” transaction so that our common stock is no longer registered under the Securities Exchange Act of 1934.

(7)
We breach a term of the Series A Stock purchase agreement, the certificate of designation or any related agreement that has a materially adverse effect on the Series A Stock and is not curable or continues for more than 10business days.

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

The foregoing summaries of the material terms and conditions of our three series of preferred stock classified as equity are subject to their respective Certificates of Designation of Relative Rights and Preferences, which are exhibits to this report and are incorporated herein by reference. See Part IV, Item 15 - Exhibits and Financial Statement Schedules of Form 10-K for December 31, 2012.

Stock Repurchase Program

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Through December 31, 2012 the Company had repurchased 700,509 shares in open market transactions at an average price per share of $2.66.  During the three months ended March 31, 2013, the Company acquired no additional shares. The total number of shares repurchased since inception of the buyback program have been 700,509 shares at $2.66 per share average cost.  The Company has spent $1,863,483 on share repurchases since the inception of the buy-back program.

See Note 13 for a detailed description of the terms of our stock purchase warrants issued and outstanding, including the accounting treatment.

NOTE 10 - INCOME TAXES

The Company incurred no net current or net deferred income tax expense or benefit for the three months ended March 31, 2013 or the year ended December 31, 2012.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes versus taxable income as determine after applying permanent and temporary differences.  The Company has provided allowances for the entire amount of its operating losses for in prior years.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2009 and later.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The Company had no net deferred tax liabilities as of December 31, 2012.  As of December 31, 2012, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $18,786,069, directly related to its total net operating loss carryforwards of $57,100,515 These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances at December 31, 2012 and March 31, 2013. The Company estimates that it will utilize sufficient net operating loss carryforwards in 2013 to offset all taxable income. Although the Company does not expect to owe and Federal or State income taxes, it has provided and estimated local net profits license fee accrual of $592,597

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.  Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management has evaluated the positions taken in connection with the tax provisions and tax compliance for the years included in these financial statements as required by ASC 740.  The Company does not believe that any of the positions it has taken will not prevail on a more likely than not basis.  As such no disclosure of such positions was deemed necessary.

As a result of its reverse merger on December 28, 2007, the Company’s ability to utilize loss carryforwards from the former MedPro (the loss corporation and the acquired corporation for tax purposes) to offset taxable income will be limited by Internal Revenue Code ("IRC") Section 382.  Future utilization of net operating loss will be based on the long-term tax exempt rate at the date of merger applied against the value of the loss corporation.  The value of the loss corporation, $(22,000,000) for purposes of the merger, was established by arms-length negotiation.  The available net operating loss will be further adjusted by the recognition, for tax purposes, of built-in gains or losses as of the date of acquisition. The net operating loss carryforwards limited by IRC Section 382 totaled $14,729,870. The carryforwards incurred since the reverse takeover total $42,370,645. Since expected income is less than the post reverse takeover losses, no IRC Section 382 limitation will apply.

NOTE 11 – LEASE COMMITMENT

Until April 1, 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease was non-cancelable and ran through August 31, 2012 at a monthly rent of $6,975. Rental expense for this property terminated in the prior year and therefore we had no expense in 2013. Total expense for this property was $55,800 through the August 31, 2012. As of March 31, 2012 lease expense was $20,925.

In 2012, we leased new office space at 145 Rose Street, Lexington, Kentucky. The owner of the building is an unrelated party. Our monthly rent for the initial five year term is $8,000 per month. We have an option to terminate the lease by giving 90 days notice before the third anniversary of the lease and by paying one year's rent as a penalty for early termination. The initial term of the lease is five years commencing on April 1, 2011 and terminates on March 31, 2016. We have three renewal options of three years each. Rent will escalate based on the Consumer Price Index for all U.S. City Average, all items (1982-1984 = 100). Rent expense for the three months ended March 31, 2012 was $24,000.

We leased space in New York for the year ended December 31, 2012. We had a renewal option with two months free rent for 2013. The 2012 rent was $3,110 per month for March through October. We did not pay rent for January, February, November or December. Total lease expense through March 31, 2012 was $6,499. We did not renew this lease.

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2013	$96,000
2014	96,000
2015	96,000
2016	24,000
$312,000

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 12 - TEMPORARY EQUITY

On September 12, 2012, the Company designated the new series of Series D Stock which has been characterized as temporary equity by the Company. Due in part to the optional redemption feature, it is reflected as a mezzanine level temporary equity between debt and equity on the Company's balance sheet. The Series D Stock are being issued in connection with newly issued debt. The Company has authorized 220,000 shares of Series D Stock and had issued 103,622 shares as of March 31, 2013.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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
Series E Preferred Stock

In connection with the sale of the GBO patents, MedPro issued to the Noteholders a total of 20,000 shares of new Series E Convertible Preferred Stock (“Series E Preferred Stock”), on March 1, 2013. The Series E Preferred Stock has a $50.00 per share liquidation preference that ranks pari passu with is senior to the Company's other series of preferred stock and its common stock.

The following is a summary of the material rights, preferences, privileges, and restrictions of the Series E Preferred Stock.

Designation. The board of directors has designated 20,000 shares of the Company's preferred stock, par value $0.01 per share, as a new series of preferred stock of the Company named “Series E Convertible Preferred Stock.”
Ranking. The Series E Preferred Stock ranks pari passu with the Company's Series D Preferred Stock and senior to the Company's Series A Preferred Stock and common stock as to liquidation rights and certain other matters set forth in the certificate of designation of the Series E Preferred Stock. The Series E Preferred Stock is subordinate and ranks junior to all current and future outstanding indebtedness of the Company.
Liquidation Rights. Upon liquidation, dissolution or winding up of the Company, the holder of Series E Stock is entitled to a liquidation preference of $50.00 per share plus any accrued and unpaid dividends, prior to any amounts being paid on MedPro common stock or any junior stock. If MedPro's assets are not sufficient to pay in full the liquidation preference, then all of the assets will be distributed pro rata among the holders of the Series E Preferred Stock.
Dividend Rights.    The Series E Preferred Stock ranks junior to the Series A Preferred Stock and pari passu with the Series D Preferred Stock and common stock with respect to the payment of dividends. If declared by the Company, dividends on the Series E Preferred Stock will be paid on a pro rata basis with the Series B Preferred Stock, the Series C Preferred Stock, the common stock and all other equity securities of the Company ranking pari passu with the common stock as to the payment of dividends.
Voting Rights. Holders of Series E Preferred Stock have no voting rights except in the limited circumstances outlined below:

•	So long as there are 10,000 shares of Series E Preferred Stock outstanding, the affirmative vote of 51% of the Series E Preferred Stock is required for MedPro to take the following actions:

•	amend provisions of the Series E Preferred Stock that will adversely affect any rights of the Series E Preferred Stock; provided that.

•	amend the articles of incorporation or bylaws to materially and adversely affect the rights of Series E Preferred Stock.

•	reclassify the Company's outstanding securities in a way that adversely affects Series E Preferred Stock rights.

Conversion Rights. Shares of Series E Preferred Stock shares are convertible into shares of common stock at any time, in whole or in part, at the option of the holder thereof; provided that no fewer than 10,000 shares may be converted at any one conversion unless the holder owns fewer than 10,000 shares.
For each share of Series E Preferred Stock converted, the holder will be entitled to receive a number of shares of common stock equal to the quotient of, (1) $50.00 (the liquidation preference amount), divided by (2) the conversion price in effect as of the date of the delivery of the holder's notice of election to convert.

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

•
the issuance of securities pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date of the Note Agreement or issued pursuant to the Note Agreement (so long as the conversion or exercise price of such securities is not amended to lower such price and/or adversely affect the holders of Series E Preferred Stock),

•	the issuance of common stock and stock-based awards granted pursuant to the MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan,

•	the issuance of common stock pursuant to the Company's Technology Development and Option Agreement with SGPF, LLC, or

•
the issuance of common stock in connection with any future strategic acquisitions approved by the holders of at least 51% of the then outstanding shares of Series D Preferred Stock and Series E Preferred Stock voting together as a group.

Buy-In Rights. If, upon receipt of a notice of conversion, the Company fails to transmit to the holder of Series E Preferred Stock, certificates representing the shares of common stock issuable upon conversion, and the holder is required to purchase shares of common stock to deliver in satisfaction of a sale of the shares to have been issued upon the conversion, then the Company must pay the holder in cash the amount by which the holder's total purchase price for the common stock exceeds the amount obtained by multiplying (1) the number of shares of common stock issuable upon conversion of the Series E Preferred Stock that the Company was required to deliver times, by (2) the price at which the sell order giving rise to such purchase obligation was executed. In addition, at the option of the holder, the Company must either reinstate the shares of Series E Preferred Stock and the equivalent number of shares of common stock or deliver to the holder the number of shares of common stock that would have been issued if the Company has timely complied with its conversion and delivery obligations.
Participation Rights. If at any time following the date of the initial issuance of Series E Preferred Stock the Company proposes to sell or issue for consideration any of its equity securities to any person (an “Acquiror”), each holder of Series E Preferred Stock will be entitled to purchase or be issued additional equity securities on the same terms and for the same consideration as the Acquiror.
This Participation Right will not reduce the amount of equity securities the Company can sell or issue to the Acquiror. Rather, it will entitle each holder of Series E Preferred Stock to acquire, and require the Company to issue, up to an amount of equity securities as will allow each holder to maintain its relative ownership interest in the Company on a fully diluted basis.
All equity securities of the Company directly or indirectly owned by a holder of Series E Preferred Stock (including any equity securities owned by affiliates of such holder) on a fully diluted and as-converted, exchanged or exercised basis will be included in making the pro rata calculation with respect to that holder.
Notwithstanding the foregoing, the Participation Right will not apply to any offering for the sole purpose of issuing equity securities:

•	to directors, officers, employees, consultants, advisors or other service providers of the Company,

•	pursuant to the conversion or exercise of convertible or exercisable securities,

•	in connection with a bona fide acquisition of or by the Company, whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise which is otherwise permitted hereunder,

•	in connection with any stock split, stock dividend, recapitalization, reclassification or similar event,

•	pursuant to the Company's Technology Development and Option Agreement with SGPF, LLC, as amended, and

•
the issuance of common stock issued in connection with any future strategic acquisitions approved by the holders of at least 51% of the then outstanding shares of Series D Preferred Stock and Series E Preferred Stock voting together as a group.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Redemption by the Company at the Option of the Holder. Beginning 36 months following the date of initial issuance date, the holders of at least 51% of the shares of the Series E Preferred Stock then outstanding at such time will have the right at any time, upon receipt of notice by such holders, to require the Company to redeem all (or such portion as is described in the redemption notice) of such holder's shares of Series E Preferred Stock at a price per share of Series E Preferred Stock equal to the $50.00 per share liquidation preference amount, plus any accrued but unpaid dividends thereon. The Company is obligated to pay, in cash, all amounts required in such an event not less than 30 calendar days following the Company's receipt of such notice.
Restriction on Issuance of Stock. The affirmative vote of 51% of the outstanding shares of Series D Preferred Stock is required to issue shares of the Series D Preferred Stock other than as contemplated by the series D Note.
Vote to Change Terms. The affirmative vote of 51% of the outstanding shares of Series E Preferred Stock is required to change the certificate of designation or the articles of incorporation in a manner that alters the rights of the Series E Preferred Stock.
The foregoing summary of the material terms and conditions of the Series D Stock is subject to the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. See Part IV, Item 15 - Exhibits and Financial Statement Schedules of Form 10-K for 2012.

NOTE 13 – STOCK OPTIONS, WARRANTS AND DERIVATIVE LIABILITIES

Stock Option Awards

The Company grants share-based awards under the 2008 Stock and Incentive Compensation Plan ("2008 Plan") and the 2012 Non-Employee Director Stock Option Program under the 2008 Plan ("Director Program"), which, among other things, (a) encourages employees and directors to help increase the profitability and growth of the Company; (b) provide competitive compensation to employees; (c) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities; and (d) motivate key employees and directors to contribute to the Company's success.
The fair value of the share-based payments is recognized as compensation expense over the various expected lives of the different options. For the the three months ended March 31, 2013 and 2012, share-based compensation expense was $144,901 and $152,296, respectively.
The amount of unrecognized compensation expense for all share-based awards as of March 31, 2013 was approximately $1,400,903, which is expected to be recognized over a weighted-average remaining life of approximately 7.09 years.

The table below identifies the Company's outstanding options for officers, directors and employees granted over the last two fiscal years as of March 31, 2013 and the year ended December 31, 2012 and the factors used to value the share-based compensation expense for each option.

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
(Unaudited)

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

In addition, one director was granted an option to acquire 50,000 common shares on August 23, 2011 under the same terms granted to the officers, employees and directors present for the August 18, 2008 award. The valuation and the factors used to value these options are listed in the table above. As of this report these options have expired without exercise.

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

During the year ended December 31, 2012

 On March 5, 2012, the committee determined that Mr. Turner's performance in 2012 had satisfied the objective and subjective criteria for performance-based options and awarded him 100,000 options exercisable at $2.725 per share. The valuation and the factors used to value these options are listed in the table above.

On August 28, 2012, each of our five non-employee directors was granted options to purchase 25,000 shares under the Director Program. These options become exercisable one year from the grant date at $1.50 per share.

Three Months Ended March 31, 2013

As a result of employee terminations and resignations 220,735 options lapsed one month after the departure date of these employees. In addition, the 2,100,000 of options expired on January 31, 2013.

The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2013 and 2012 is as follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2011	3,770,809	$2.200
Granted	225,000	$2.044
Exercised	(33,000)	$2.250
Outstanding at December 31, 2012	3,962,809	$2.192
Granted	—
Expired	(2,100,000)	$1.810
Forfeited	(220,735)	$2.663
Outstanding March 31, 2013	1,642,074	$2.617

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

Exercise Price		Options outstanding	Weighted average remaining contractual life (years)	Options exercisable
$3.85		96,105	6.16 years	96,105
$4.24		25,974	1.16 years	25,974
$3.65		34,245	6.52 years	34,245
$2.70		356,000	7.50 years	356,000
$2.62		100,000	2.84 years	100,000
$2.62		100,000	2.84 years	100,000
$2.62	1	100,000	2.84 years	—
$2.96		50,000	8.37 years	50,000
$2.96		125,000	8.40 years	125,000
$2.25		429,750	8.69 years	429,750
$2.73		100,000	8.93 years	100,000
$1.50	1	125,000	9.41 years	—
$2.62		1,642,074	7.09 years	1,417,074
1- Non-vested at March 31, 2013 or December 31, 2012. Weighted average remaining life at March 31, 2013.

The following table summarizes information about non-vested options for the year ended December 31, 2012 and the the three months ended March 31, 2013.

	Shares	Grant Date Fair Value	Per Share Fair Value
Outstanding Non-Vested Options at 12/31/2011	375,000	—	$1.522
Granted 2012	225,000	$335,152	$1.490
Vested 2012	(375,000)	$(630,977)	$1.683
Forfeited / Exercised 2012
Outstanding Non-Vested Options at 12/31/2012	225,000	$280,272	$1.246
Granted 2013	—	—	—
Vested 2013	—	—	—
Forfeited / Exercised 2013	—	—	—
Outstanding Non-Vested Options at 3/31/2013	225,000	$280,272	$1.246

The weighted average fair value per share of options granted during 2012 was $1.490. There have been no options granted for the three months ended March 31, 2013. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the options granted for the year ended December 31, 2012:

2012
Dividend yield	—%
Expected volatility	148.915%
Expected lives	5.63
Risk-free interest rate	0.25%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The weighted average remaining contractual life of all options outstanding at December 31, 2012 was 4.64 years and at March 31, 2013 is 7.09 years. In addition to outstanding stock options, our stockholders have authorized an additional 1,691,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Remaining Contractual
Date	of Shares	Price	Life in Years
2/22/2011	100,000	$2.62	5.50 years
8/28/2012	125,000	$1.50	9.65 years
Totals	225,000

As of March 31, 2013, we had $1,400,903 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $350,575, 2014 - $414,753, 2015 - $269,960, 2016 - $202,623 and $162,992 from 2017 and later years.

	2013	2014	2015	2016	2017
Unearned Compensation to be Expensed by Year	$350,575	$414,753	$269,960	$202,623	$162,992

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

Stock purchase warrants

Our original four Series A Stockholders received one Series A warrant and one Series B warrant for each of the 6,668,229 shares of Series A Stock they purchased on December 28, 2007. For making a total investment of at least $5 million at that time, VOMF also received one Series J warrant and one C warrant for each of the 5,975,116 shares of Series A Stock it purchased. In 2008, VOMF transferred a portion of its Series A Stock and warrants to an affiliate, Vision Capital Advantage Fund, LLC ("VCAF") In 2009, VOMF and VCAF exercised the Series J warrants in full for cash and received 1,493,779 shares of new Series B Stock, which is convertible into four common shares for each share of Series B Stock. In March 24, 2009, VMOF and VCAF delivered $3,000,000 of cash and all of the A, B and C warrants they held, receiving in exchange 1,571,523 shares of new Series C Stock, which is convertible into ten common shares for each share of Series C Stock. The Series B and Series C Preferred Stock were both converted as of December 31, 2012 into 21,690,346 common shares.

Series A and Series B Warrants

As of March 31, 2013 no Series A or B warrants remained outstanding. As of December 31, 2011, 512,941 Series A warrants and 512,941 Series B warrants remained outstanding. Each Series A warrant entitled the holder to purchase one share of common stock at a purchase price of $1.81 per share. Each Series B warrant entitled the holder to purchase one share of common stock at a purchase price of $1.99 per share. Both the Series A and Series B warrants expired as of December 28, 2012.

Series AA Warrants

The Company issued Series AA warrants to purchase 533,458 common shares for $1.81 per share as compensation for financial advisory services rendered by SC Capital Partners, LLC in connection with the sale of the preferred stock and warrants on December 28, 2007. One warrant holder exercised 79,663 of these warrants, on a cashless basis, in exchange for 16,972 common shares on June 29, 2012. The fair value on the date of exchange was based on $2.30 for the Company's stock and the exercise price of $1.81. The remaining Series AA warrants totaled 453,795. The terms of the Series AA warrants are similar to

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

the Series A warrants and most of them expired on December 28, 2012. The 215,518 Series AA warrants held by affiliates of SC Capital were granted a one year extension of the exercise date for their warrants in consideration of the termination of the Company's financial services agreement with SC Capital on July 1, 2012.

Warrants issued with 2010 bridge financing

As consideration for interim financing provided to the Company by VOMF in 2011, the Company issued warrants to purchase 416,672 shares of our common stock at $3.00 per share and 325,000 shares of our common stock at $4.00 per share.  Each warrant has a five-year term.  Each warrant provides that the warrant price will adjust if specified corporate transactions occur, including a provision that if we issue any additional shares of common stock at either a price per share less than the warrant exercise price (or the adjusted price then in effect) or without consideration, then the warrant price will adjust to the price per share paid for the additional shares of common stock upon each such issuance.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

•
As of March 31, 2013, the Company had 90,000,000 common shares authorized and 34,540,878 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred Series A stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

We concluded there was insufficient trading frequency and volume in MedPro's shares to use the Level 1 inputs to value our warrants in a Black-Scholes calculation under ASC 820 as of January 1, 2009. In particular, we considered that almost all of our outstanding common shares were restricted securities that could not be traded in public markets through January 4, 2009, and our stock continued to trade sporadically thereafter. We also considered the volatility of the trading price, and the time it would take the market to absorb an influx of over this volume of shares upon conversion of the preferred shares and shares underlying the warrants based on then current trading volumes. Accordingly, we used level 2 inputs and level 3 inputs for purposes of our ASC 815 and ASC 820 analysis.

The liability for the warrants exchanged for $3,000,000 of cash and a total of 1,571,523 shares of new Series C Stock in March 24, 2009 was recomputed using the Black-Scholes method with updated inputs, and the difference was recorded as income from the decline in debt due to the reduction in fair value of the outstanding warrants at March 24, 2009, immediately before the exchange. The valuation difference on these warrants was $21,237,919, which accounts for the substantial portion of the total gain of $21,603,185 reported for the year ended December 31, 2010.

As of August 12, 2009, the Company's registration statement became effective, terminating the cashless exercise feature.

All of the warrants we issued in 2010 possess cashless exercise and anti-dilution features covered by ASC 815. The following factors were used to value those warrants.

	Warrants Issued with 2010 Bridge Financing
Grant Date	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Totals
Stock Price at Issue	$3.40	$3.10	$3.00	$3.00	$3.00	$2.70
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00
Warrants Granted in Connection with Debt	212,500	112,500	208,334	50,001	75,002	83,335	741,672
Warrant Term in Years	5	5	5	5	5	5

12/31/2010
Value at Quarter End	$301,889	$161,576	$344,702	$83,397	$125,094	$141,165	$1,157,823
3/31/2011
Volatility	72.148%	72.148%	72.148%	72.148%	72.148%	72.148%
Risk Free Rate of Return	2.24%	2.24%	2.24%	2.24%	2.24%	2.24%

Change in Value	$(108,199)	$(57,508)	$(117,557)	$(28,279)	$(42,416)	$(47,338)
Value at Quarter End 3/31/11	$193,690	$104,068	$227,145	$55,118	$82,678	$93,827	1,157,823

6/30/2011
Volatility	82.902%	82.902%	82.902%	82.902%	82.902%	82.902%
Risk Free Rate of Return	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%

Change in Value	$59,469	$31,755	$59,873	$14,459	$23,142	$26,025	$214,723
Value at Quarter End	$253,159	$135,823	$287,018	$69,577	$105,820	$119,852	$971,249

9/30/2011
Volatility	76.266%	76.266%	76.266%	76.266%	76.266%	76.266%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Risk Free Rate of Return	0.42%	0.42%	0.42%	0.42%	0.42%	0.42%

Change in Value	$(39,820)	$(21,214)	$(38,454)	$(9,270)	$(15,360)	$(17,227)	$(141,345)
Value at Quarter End	$213,339	$114,609	$248,564	$60,307	$90,460	$102,625	$829,904

12/31/2011
Volatility	106.735%	106.735%	106.735%	106.735%	106.735%	106.735%
Risk Free Rate of Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%

Change in Value	$133,395	$71,258	$128,210	$30,980	$47,727	$52,280	$463,850
Value at Quarter End	$346,734	$185,867	$376,774	$91,287	$138,187	$154,905	$1,293,754

3/31/2012
Volatility	113.393%	113.393%	113.393%	113.393%	113.393%	113.393%
Risk Free Rate of Return	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%

Change in Value	$48,329	$26,145	$50,069	$12,241	$18,361	$20,848	$175,993
Value at Quarter End	$395,063	$212,012	$426,843	$103,528	$156,548	$175,753	$1,469,747

6/30/2012
Volatility	98.53%	98.53%	98.53%	98.53%	98.53%	98.53%
Risk Free Rate of Return	0.41%	0.41%	0.41%	0.41%	0.41%	0.41%

Change in Value	$(161,017)	$(85,543)	$(158,492)	$(38,116)	$(57,260)	$(63,742)	$(564,170)
Value at Quarter End	$234,046	$126,469	$268,351	$65,412	$99,288	$112,011	$905,577

9/30/2012
Volatility	110.424%	110.424%	110.424%	110.424%	110.424%	110.424%
Risk Free Rate of Return	0.31%	0.31%	0.31%	0.31%	0.31%	0.31%

Change in Value	$(162,928)	$(87,370)	$(181,745)	$(44,009)	$(66,467)	$(74,504)	$(617,023)
Value at Quarter End	$71,118	$39,099	$86,606	$21,403	$32,821	$37,507	$288,554

12/31/2012
Volatility	148.915%	148.915%	148.915%	148.915%	148.915%	148.915%
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Change in Value	$244,378	$131,182	$253,470	$61,430	$92,816	$104,062	$887,338
Value at Quarter End	$315,497	$170,281	$340,076	$82,833	$125,637	$141,569	$1,175,893
3/31/2013
Volatility	165.055%	1.65055	1.65055	1.65055	1.65055	1.65055
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

Change in Value	$12,520	$7,005	$11,970	$2,989	$4,607	$5,276	$44,367
Value at Quarter End	$328,017	$177,286	$352,046	$85,822	$130,244	$146,845	$1,220,260

Liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
2013
Derivative liabilities	$0	$1,220,260	$0	$1,220,260
Total Liabilities at Fair Value	$0	$1,220,260	$0	$1,220,260

2012
Derivative liabilities	$0	$1,175,893	$0	$1,175,893
Total Liabilities at Fair Value	$0	$1,175,893	$0	$1,175,893

Note- No assets or other liabilities were measured at fair value during 2013 or 2012.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at March 31, 2013 and December 31, 2012:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Warrant Issue Date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
At March 31,2013
February 26, 2010	$4.00	212,500	1.90	212,500	$328,017
March 31, 2010	$4.00	112,500	2.00	112,500	$177,286
April 30, 2010	$3.00	208,334	2.08	208,334	$352,046
June 3, 2010	$3.00	50,001	2.17	50,001	$85,822
June 30, 2010	$3.00	75,002	2.25	75,002	$130,243
August 5, 2010	$3.00	83,335	2.35	83,335	$146,846
AA Warrants	$1.81	215,518	0.75	215,518	$85.619

Totals		957,190		957,190	$1,305,879
Weighted average exercise price					$3.07

At December 31, 2012
February 26, 2010	$4.00	212,500	2.15	212,500	$315,497
March 31, 2010	$4.00	112,500	2.25	112,500	$170,282
April 30, 2010	$3.00	208,334	2.33	208,334	$340,076
June 3, 2010	$3.00	50,001	2.42	50,001	$82,833
June 30, 2010	$3.00	75,002	2.50	75,002	$125,637
August 5, 2010	$3.00	83,335	2.68	83,335	$141,570
AA Warrants	$1.81	215,518	1.00	215,518	$85,619

Totals		957,190		957,190	$1,261,514
Weighted average exercise price					$3.07

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

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 1,642,074 outstanding options convertible into one share each of common stock at March 31, 2013. Stock purchase warrants outstanding at March 31, 2013 totaled 957,190 warrants convertible into an equal number of common shares. There were also three series of convertible preferred shares outstanding. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. As of March 31, 2013 there were 103,622 shares of Series D Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 1,727,033 shares of common stock.

As of March 31, 2013 there were 20,000 shares of Series E Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 333,333 shares of common stock.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Since the Company had a loss for the 2012, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.  All of the available options and warrants outstanding at March 31, 2013 had an exercise price in excess of current market value therefor would not have been exercised and the calculations were not performed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of March 31, 2013 and December 31, 2012 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or in our 2012 Annual Report on Form 10-K.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, for the year ended December 31, 2012 and our subsequent reports, factors that could contribute to those differences include, but are not limited to:

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

Overview

MedPro Safety Products, Inc. has acquired and developed a portfolio of medical device safety products incorporating proprietary needlestick prevention technologies that deploy with minimal or no user activation. Our present strategy focuses on developing and commercializing multiple products in several related product segments: clinical, pharmaceutical, and intravenous.

Our first line of safety products was developed for phlebotomy, blood collection and infusion uses. In July 2010, we entered into a contract with Greiner Bio-One GmbH (“GBO”) that granted GBO exclusive rights to manufacture, market and distribute MedPro's three blood collection and infusion products (the “GBO agreement”). During the six-year term of the GBO agreement, beginning with the fourth quarter of 2010, we were to receive quarterly royalty payments totaling not less than $43,750,000 over the six years, and would pay quarterly contributions over the six years totaling approximately $6,650,000 to cover a portion of the anticipated marketing expenses.

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

On December 31, 2012 the Company executed agreements with GBO and the holders of the 14% Senior Notes, to sell its patents to GBO for $29,400,000.

These agreements provide, effective March 1, 2013:

•
MedPro sold the patents and other intellectual property underlying the three blood collection and infusion products to GBO, and the GBO agreement and the obligations of MedPro and GBO thereunder were terminated. As a result, MedPro was relieved of all obligations for marketing assistance payments or royalties based on production of the GBO products under the Medical Supply Manufacturing Agreement of 2010.

•	GBO paid $22 million to the Noteholders and has agreed to pay an additional $7.4 million to the Noteholders on February 1, 2014.

•	Our 14% Senior Notes and all of the agreements and instruments related to them were terminated and canceled, and all of our obligations thereunder were discharged.

•
GBO granted back to us an exclusive, worldwide, royalty-free, fully paid up license to use certain of the transferred intellectual property in specific fields of use other than blood collection and phlebotomy. We valued the license at $1,000,000.

Our current strategy focuses on completing the steps necessary to attain pre-market product development milestones for our family of drug delivery devices. Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, can make a financial contribution toward product development costs.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor. The credit agreement allows us to draw up to $4,285,000 over twelve months ending August 2013, and matures on December 31, 2013. If fully funded, we will be obligated to issue 128,875 shares of newly created Series D Stock. The Series D Stock has a liquidation preference of $50.00 per share and is convertible into common stock at a conversion price of $3.00 per common share. The investor also has right to put the Series D Stock back to the Company at $50 per share beginning March 12, 2014. The terms of our financing arrangement with our principal investor are more fully discussed in Notes 6, 9 and 12 of the notes to our financial statements included in this report.

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

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. We currently are amortizing certain of our intangible assets using the straight line method based on an estimated economic life, after the products are introduced into the market.  We began amortization of our blood collection patents in December 2009 when products were first introduced for human use.  Our Winged Safety Blood Collection Set was tested in 2011. Since no product was produced for human use in 2012, we never began amortization of the cost of our Winged Safety Blood Collection patents prior to its sale in March 2013.

Our Syringe Guard family of products are currently not in production for distribution.  We expect to use the straight line method to amortize our other intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next five years, discounted to the balance sheet date based on a 7.5% discount factor, exceeds our cost of our patents and expected development costs ($2.9 million) by approximately seven times.

We wrote down our Key-Lok technology to fifty percent of its original cost in the fourth quarter of 2010 and charged off the remaining $244,561 in the first quarter of 2012. Management determined that the technology required substantial modification before it can be commercially produced and decided to prioritize other technologies.

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

Results of Operations for the Years Ended March 31, 2013 and 2012

A summary of operating results for 2013 and 2012 is reflected in the following table:

	March 31, 2013	March 31, 2012	Change
Revenue	$0	$890,625	$(890,625)
Gain on Sale of Assets	26,548,981	—	26,548,981
Cost of Sales	—	(171,586)	171,586
Gross Profit (Loss)	26,548,981	719,039	25,829,942

Operating Expenses	1,852,000	2,906,991	(1,054,991)

Income or (Loss) from Operations	24,696,981	(2,187,952)	26,884,933

Other Income/(Expense)	(161,447)	(1,346,881)	1,185,434

Net Income or (Loss)	$24,535,534	$(3,534,833)	$28,070,367

Debt Discount Accretion	(165,039)	—	(165,039)

Net Income or (Loss) Available to Common Shareholders	$24,370,495	$(3,534,833)	$27,905,328

MedPro recorded a net profit available to shareholders of $24,370,495 for the three months ended March 31, 2013, as compared to a net loss of $(3,534,833) for three months ended March 31, 2012.  Income or (loss) from operations were $24,535,534 for 2013 and $(3,534,833) for 2012.  Debt discount accretion for 2013 was $(165,039).

There were no product sales revenue for the year three months ended March 31, 2013 compared to $890,625 for the same period in the prior year. Revenue for both periods consisted of either royalty income from the Company's minimum volume contract for its blood collection devices or sale of the patents for those devices. Cost of revenue and amortization of intellectual property was $171,586 for 2012.

A table of comparison of 2013 and 2012 compensation and related expenses follows:

	March 31, 2013	March 31, 2012	Change
Salaries	$419,779	$729,805	$(310,026)
Share-Based Compensation	144,901	152,296	(7,395)
Payroll Taxes	34,997	55,068	(20,071)
Total Compensation Related	$599,677	$937,169	$(337,492)

Total employee compensation, including share-based compensation, for the year ended 2013 decreased by $337,492 compared to 2012. Salaries and payroll taxes decreased by $310,026 and $20,071, respectively, primarily due to staffing changes in 2013 and a $200,000 performance based bonus paid to the CEO in 2012. There have been no bonuses based on 2012 performance and no staff bonuses in either 2012 or 2013. Share-based compensation decreased by $7,395 in 2013. Only the CEO and the Board were awarded options in 2012. In addition, as the result of a decline in staffing in 2013, many share-based options lapsed and the compensation expense was adjusted accordingly.

In 2012 the Company granted 225,000 options valued at $335,432. Remaining unearned compensation at March 31, 2013 was $1,399,785.

Costs associated with our qualified defined contribution plan are reflected in the following table:

	March 31, 2013	March 31, 2012	Change
Company 401(k) Match	$8,256	$21,030	$(12,774)
Profit Sharing Contribution	—	—	—
Total Qualified Plan Expenses	$8,256	$21,030	$(12,774)

Costs associated with our profit sharing plan in 2013 and 2012 were $8,256 and $21,030, respectively. The company match decreased by $12,774. There was no 2013 or 2012 discretionary contributions to the profit sharing plan.

Details of the advertising and promotion expenses in 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012	Change
Investor Relation Expenses	$3,525	$15,859	$(12,334)
Marketing Assistance Payment	—	135,375	$(135,375)
Promotional Expenses	10,260	2,769	$7,491
Other	847	45,851	$(45,004)
Total Advertising and Promotion	$14,632	$199,854	$(185,222)

Advertising and promotion expense decreased $185,222 versus 2012.  Investor relations activity decreased by $12,334 in 2013. Marketing assistance payments were $135,375 lower in 2013. Promotional costs increased by $7,491 due to a product survey conducted this year. All other costs decreased by $45,004. A decrease of $34,219 in trade show expenses in 2013 made up the largest portion of the decline. Marketing materials were also down $10,785 this year.

Product development costs for 2013 and 2012 are reflected below:

	March 31, 2013	March 31, 2012	Change
Completed Parts	$2,721	March 31, 2012	$2,721
Engineering	20,758	$302,869	$(282,111)
Materials and Components	6,132	58,735	$(52,603)
Research and Development	952	1,374	$(422)
Testing	—	6,243	$(6,243)
Total Product Development Costs	$30,563	$369,221	$(338,658)
Total Product Development Costs	$30,563	$369,221	$(338,658)

The $338,658 decrease in product development costs is as a result of deferring development cost due to limited financial resources. Engineering costs are down $282,111. Materials and components are down $52,603. The Company intends to ramp up these expenses as soon as funding is available in 2013.

The following tables reflects the comparison of 2013 and 2012 professional fees:

	March 31, 2013	March 31, 2012	Change
Patent - Legal	$80,461	$106,676	$(26,215)
General - Legal	41,539	125,585	(84,046)
Accounting and Auditing	53,626	64,931	(11,305)
Regulatory Audits	4,870	4,720	150
Consulting Fees	131,331	288,875	(157,544)
Quality Testing and Other		65	(65)
Total Professional Fees	$311,827	$590,852	$(279,025)

The majority of the decrease in professional fees is due to the curtailment of the involvement of consultants. Legal fees are down a combined $110,261. The Company has limited the use of outside counsel during the first quarter of 2013.

Comparative travel and entertainment expenses between 2013 and 2012 are reflected in the table that follows:

	March 31, 2013	March 31, 2012	Change
Airfare, cars, ground, parking, mileage and travel insurance	$26,986	$99,374	$(72,388)
Hotels, conference rooms, entertainment, meals and gratuities	17,036	54,470	(37,434)
Total Travel and Entertainment	$44,022	$153,844	$(109,822)

The decrease in total travel and entertainment expenses reflected a concerted effort to reduce travel costs in 2013.

The following table compares general and administrative expenses between 2013 and 2012:

	March 31, 2013	March 31, 2012	Change
Office and Warehouse Lease	$23,649	$51,424	$(27,775)
Director Fees		31,250	(31,250)
Network Support	34,230	32,295	1,935
Software and Website Development	20,884	14,823	6,061
Contributions	—	2,350	(2,350)
Office Expense, Utilities etc...	15,223	42,932	(27,709)
Parking	4,240	4,520	(280)
Other General and Administration Expense		477	(477)
Local Taxes	596,707	2,777	593,930
Transfer Agent Costs	3,032	3,032	—
Bank Charges	3,356	2,679	677
Repairs and maintenance	2,518	2,495	23
Total G&A	$703,839	$191,054	$512,785

Rent expense was down by $27,775 due to the termination of the former office location lease in August 2012 and the non renewal of our New York office lease. Director fees are down $31,250 as a result of the suspension of these fees in 2013. Office expense decreased by $27,709 as the Company held these costs to a minimum this year. The most significant change this year was the accrual of local taxes as a result of the gain on the sale of the GBO patents. Local taxes were $593,930 this year.

The following table reflects the comparison of various insurance expense items for 2013 and 2012:

	March 31, 2013	March 31, 2012	Change
Health Insurance	$38,862	$89,211	$(50,349)
Product Liability Coverage	24	13,145	(13,121)
Property and Casualty Coverage	3,924	4,312	(388)
Disability Insurance	941	1,176	(235)
D&O and Other	22,403	18,413	3,990
Total Insurance Expense	$66,154	$126,257	$(60,103)

We had fifteen employees in the prior year and only seven by the end of the first quarter of 2013 which caused a decrease in our health and benefits coverage costs. In addition, the Company elected to fund HSA contributions monthly this year versus all upfront in the prior year. The combined impact of healthcare insurance changes and HSA funding was a decrease of $50,349 in these costs in 2013. We have no products in the market in 2013 and our products liability coverage was still being negotiated during the first quarter of 2013. We estimate it to be $7,500 for the balance of the year.

Depreciation of $73,032 for the three months ended March 31, 2013 was substantially unchanged from the prior year. Amortization of loan costs of $117,092 was lower than the prior year cost of $123,097 on our 14% Senior Notes due to the early payoff of these notes on March 1, 2013. These costs were reflected in interest expense. The 2012 amortization of intellectual property was $126,271 in and was reflected in cost of goods sold. There were no such costs in the first quarter of 2013. All depreciation and amortization costs through the three months ended March 31, 2013 totaled $117,092 versus $249,368 in 2012.

Interest expense for 2013 and 2012 was $117,092 and $1,173,097, respectively. The decrease was due to the suspension of interest on the 14% Senior Notes pending payoff in the first quarter of 2013.

Interest income was $12 in 2013, compared to $2,209 in 2012, a decrease of $2,197. The change is due primarily to the decline in our cash balance.

The net loss from the change in fair value of the derivative liabilities associated with the outstanding warrants in the 2013 was $44,367 compared to a net loss of $175,993 for 2012. The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates and the closer proximity of the current year valuation to the expiration of the warrant exercise period. Our share price has declined and our volatility is up this year.
In 2013, the Company recorded a gain of $26,548,981 on the sale of patents to a customer.
Liquidity and Capital Resources

Total assets were $7,760,068 as of March 31, 2013 and $10,764,676 as of December 31, 2012. The $3,004,608
decline in total assets reflects the impact of the negative cash flow from operations of $199,741. In addition, the Company sold assets but all of the proceeds plus an additional $539,510 of cash were used to pay off debt. Net other assets declined by $2,195,509 representing the remaining basis of assets sold in 2013 of $3,220,509 less the addition to intellectual property of $1,025,000.

Shareholders' deficiency decreased by $23,515,395. This represented the net income of $24,535,534, the earned portion of share-based compensation of $144,901 and debt discount accretion of $165,039. In addition, we issued $1,000,000 of Series E Preferred Stock as a part of the payoff of the 14% Senior Notes.
Restricted cash held in the interest reserve for our 14% Senior Notes was $539,510 at the beginning of the year. There was $9 left at March 31, 2013 as a result of the sale of patents transaction.

Our unrestricted cash decreased from $406,961 to $207,219 during the first quarter of 2013, a decline of $199,742.

Fixed assets increased $9,250 during the first quarter of 2013. During the quarter we wrote off $3,775,425 of intellectual property having a net book value of $2,218,079 and loan fees having a net book value of $902,429 as a result of the sale of patents on March 1, 2013. In addition, the Company added $1,025,000 in intangible assets. The patent rights granted in the sale were valued at $1,000,000 and the additional option payment for certain patents was $25,000 in the first quarter of 2013.

Accounts payable, accrued expenses and accrued interest increased by $473,498 during 2013 mostly as a result of accrued local taxes. Accrued interest payable declined $582,908. Accrued royalties of $1,550,000 were recorded in 2013. The current portion of long term debt declined from $7,221,935 to $2,403,143 in the first quarter of 2013.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor, Vision Opportunity Master Fund Ltd. (“VOMF”). The credit agreement allows us to draw up to $4,285,000 over twelve months ending August 2013. The outstanding principal balance bears interest at an annual rate of 10% and matures on December 31, 2013. As of December 31, 2012, the amount available for future draws under the credit agreement totaled $1,843,000. During the first quarter, the Company drew an additional $830,000 and the total draws now equal $3,272,000. The amount available for future draws at March 31, 2013 was $1,013,000.

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

We estimate our cash required to fund operations at the current level will be approximately $250,000 to $320,000 per month. Our primary cash requirements will be to fund the launch of our drug delivery devices, our prefilled syringe series of products and two new products we are evaluating for purchase. Our ability to continue operations at their current level will depend upon our cash position from time to time.
We have no outstanding bank debt and no debt associated with our leasehold improvements or equipment. We have taken numerous actions to reduce operating expense. To avoid the capital costs associated with replacement of our existing servers, we converted to virtual private servers and are utilizing cloud technology.
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

Item 4. Controls and Procedures

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings

We are not a party to any pending legal proceedings as of the date of this report.

Item 1A. Risk Factors

Risk Factors.

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A-Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K filed for the year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2013, we issued a total of 20,000 shares of Series E Convertible Preferred Stock to seven institutional investors in consideration for the termination and discharge of our 14% Senior Notes that they held. We relied upon the exemptions from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act of 1933. See Note 12 of the Notes to Financial Statements.

During the quarter ended March 31, 2013, we issued a total of 18,676 shares of Series D Convertible Preferred Stock to VOMF in consideration of the $830,000 drawn on our line of credit during the quarter. We relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933. See Notes 9 and 12 of the Notes to Financial Statements.

There were no purchases of our own stock during the first quarter of 2013.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2008).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 4, 2008).
3.3	Bylaw amendment dated August 10, 2009 (incorporated herein by reference to Form 8-K filed on August 17, 2008).
4.1	Certificate of Designations, Series A Convertible Preferred Stock Turner (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form S-1/A (Reg. No. 333-149163) filed on July 3, 2008).
4.2	Series A Convertible Stock Purchase Agreement dated as of September 5, 2007 (incorporated by reference to Exhibit 4.6 to Form 10-K filed on April 18, 2008).
4.3	Amendment to Certificate of Designations, Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to Form 10-K filed on March 30, 2009)
4.4	Form of Common Stock Purchase Warrant held by Vision Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Form 10-K filed on March 30, 2010).
4.5	Certificate of Designations, Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 7, 2013).
4.6	Amendment to Certificate of Designations, Series A Convertible Preferred Stock dated September 24, 2012.
4.7	Certificate of Designations, Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 18, 2012).
10.1	Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-K filed on April 18, 2008).
10.2	Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2008).
10.3	Second Amendment to Technology Development and Option Agreement, between SGPF, LLC and MedPro Safety Products, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).

	10.4	MedPro Safety Products, Inc. 2008 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 22, 2008).
	10.5	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 22, 2008).
	10.6	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2010).
	10.7	Employment Agreement with Marc T. Ray (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2009).
	10.8	Employment Agreement with W. Craig Turner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2009).
	10.9	Employment Agreement with Gregory C. Schupp. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 2011).
	10.10	Employment Agreement with C. Garyen Denning. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 2011).
	10.11	Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 28,2012).
	10.12	Series D Senior Secured Promissory Note dated September 12, 2012 (incorporated herein by reference to Exhibit 10.0 to Form 8-K filed September 18, 2012).
10.13
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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
May 15, 2013	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

May 15, 2013	By:	/s/ Marc T. Ray
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