Form 10-Q
period 2013-06-30
MedPro Safety Products, Inc.
filed 2013-08-09
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2013
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

As of August 8, 2013, 34,540,878 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of June 30, 2013 and December 31, 2012
Statements of Operations for the Three and Six Months June 30, 2013 and 2012
Statements of Shareholders' (Deficiency) For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012
Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012
Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$106,995	$406,961
Restricted cash	—	539,510
Accounts receivable, net	102,986	102
Prepaid expenses and other current assets	40,801	44,699

Total current assets	250,782	991,272

Property and Equipment
Equipment and tooling	935,374	1,324,922
Leasehold improvements	790,046	790,046
Computers, network and phones	247,092	250,307
Furniture and fixtures	140,726	140,726
Trade show booth	31,900	31,900

Total property and equipment	2,145,138	2,537,901

Less: accumulated depreciation	812,530	880,006

Property and equipment, net	1,332,608	1,657,895

Other Assets
Intangible assets, net of amortization of $750 and $1,558,096, respectively	5,845,000	7,063,080
Option payment for asset acquisition	—	50,000
Deferred financing costs, net of amortization of $0 and $1,142,071, respectively	—	902,429
Recoupable royalties	—	100,000

Total other assets	5,845,000	8,115,509

Total assets	$7,428,390	$10,764,676

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,281,151	$603,025
Accrued interest payable	201,387	700,000
Senior Note - Series D, including discount accretion of $571,855 and $123,569, respectively	3,040,153	1,615,906
Derivative liabilities – fair value of warrants	1,199,883	1,175,893
Current portion of accrued royalties	500,000	—
Senior Notes -Short Term	—	5,606,029

Total current liabilities	6,222,574	9,700,853

Long-Term Liabilities
Non current portion of accrued royalties	1,050,000	—
Senior Notes - long term portion	—	24,393,971

Total long-term liabilities	1,050,000	24,393,971

Total liabilities	7,272,574	34,094,824

Convertible Redeemable Preferred Stock, Each Share Convertible into 16.67 Shares of Common Stock
Series D Preferred, $0.01 par value, 220,000 shares authorized, 112,915 and 84,946 shares issued and outstanding, respectively	1,216,702	949,672
Series E Preferred, $0.01 par value, 20,000 shares authorized, 20,000 and 0 issued and outstanding, respectively	1,000,000	—
Total convertible redeemable preferred stock	2,216,702	949,672

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $3,333,212 and $3,033,057, respectively	66,682	66,682
Common stock $.001 par value; 90,000,000 shares authorized; 34,540,478 issued and outstanding	34,541	34,541
Additional paid-in capital	70,259,780	70,999,395
Accumulated deficit	(72,421,889)	(95,380,438)

Total shareholders’ deficiency	(2,060,886)	(24,279,820)

Total liabilities and shareholders’ deficiency	$7,428,390	$10,764,676
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
for the Three and Six Months June 30, 2013 and 2012

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues

Product royalty income	$—	$890,625	$—	$1,781,250
Gain on sale of patents	—	—	26,548,981	—
Other revenue	100,000	—	100,000	—
Total revenue	100,000	890,625	26,648,981	1,781,250
Cost of revenues and amortization of intellectual property	—	171,586	—	343,173
Gross profit	100,000	719,039	26,648,981	1,438,077
Operating Expenses
Salaries, wages, and payroll taxes	383,229	689,680	982,907	1,626,848
Qualified profit sharing plan	8,739	17,519	16,995	38,548
Advertising and promotion	—	166,485	14,632	366,339
Product development costs	26,787	273,276	57,349	642,496
Professional fees	227,402	348,476	539,229	939,328
Insurance	54,955	86,118	121,108	212,374
General and administrative	91,495	206,969	795,334	398,085
Travel and entertainment	35,667	77,209	79,689	231,053
Write downs of abandoned equipment, leasehold improvements and technology	263,654	—	263,654	244,561
Depreciation	72,851	73,414	145,884	146,503
Total operating expenses	1,164,779	1,939,146	3,016,781	4,846,135
Income or (loss) from operations	(1,064,779)	(1,220,107)	23,632,200	(3,408,058)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(84,295)	(1,173,097)	(201,387)	(2,346,195)
Interest income	—	317	12	2,526
Change in fair value of derivative liabilities	20,377	564,171	(23,990)	388,178
Total other income /(expenses)	(63,918)	(608,609)	(225,365)	(1,955,491)
Provision for income taxes	—	—	—	—
Net income or (loss)	(1,128,697)	(1,828,716)	23,406,835	(5,363,549)
Preferred stock
Debt discount accretion	(283,247)	—	(448,286)	0
Net income or (loss) available to common shareholders	$(1,411,944)	$(1,828,716)	$22,958,549	$(5,363,549)

Net income or (loss) per common share
Basic net income or (loss) per share	$(0.04)	$(0.14)	$0.66	$(0.41)
Diluted net income or (loss) per share	$(0.04)	$(0.14)	$0.66	$(0.41)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	34,540,478	12,946,725	34,540,478	12,978,842
Weighted average number of shares outstanding - diluted	34,540,478	12,946,725	34,540,478	12,978,842

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Six Months Ended June 30, 2013
(Unaudited)
and For the Year Ended December 31, 2012

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2011	13,042,313	$13,043	9,733,531	$97,334	$70,842,537	$(84,498,684)
Earned portion of share-based compensation	—	—	—	—	646,477	—
Purchases of treasury shares	(212,670)	(212)	—	—	(493,058)	—
Exercise of employee options	3,517	3	—	—	(5,523)	—
Exercise of investor warrants	16,972	17	—	—	—	—
Conversion of preferred stock to common stock	21,690,346	21,690	(3,065,302)	(30,652)	8,962	—
Debt discount accretion	—	—	—	—	—	(123,569)
Net loss for the period ended December 31, 2012	—	—	—	—	—	(10,758,185)
Balance December 31, 2012	34,540,478	$34,541	6,668,229	$66,682	$70,999,395	$(95,380,438)
Earned portion of share-based compensation	—	—	—	—	260,385	—
Series E preferred shares granted to senior noteholders	—	—	—	—	(1,000,000)	—
Debt discount accretion	—	—	—	—	—	(448,286)
Net loss for the period ended June 30, 2013	—	—	—	—	—	23,406,835
Balance June 30, 2013	34,540,478	$34,541	6,668,229	$66,682	$70,259,780	$(72,421,889)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Six Months June 30, 2013 and 2012

	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net income (loss)	$22,958,549	$(5,363,549)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	145,884	146,503
Amortization of financing costs and intangible assets	—	498,738
Debt discount accretion	448,286	—
(Gain) or loss on disposition of assets	(26,360,327)	244,561
Share based compensation	260,385	312,564
Change in fair value of warrant (derivative liabilities)	23,990	(388,178)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(102,884)	10,605
Other current assets	3,898	(728)
Accounts payable and accrued expenses	1,038,503	(84,536)
Accrued interest payable	(539,510)	—
Net cash flows from operating activities	(2,123,226)	(4,624,020)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(9,250)	(91,355)
Option payment for asset acquisition	50,000	—
Interest Reserve paid to Noteholders	539,510	332,312
Net cash flows from investing activities	580,260	240,957
Cash Flows From Financing Activities
Withholding taxes on cashless stock option exercise	—	(5,503)
Purchase of treasury shares	—	(386,201)
Cash from issuance of preferred stock	267,039	—
Proceeds from borrowings	975,961	—
Net cash flows from financing activities	1,243,000	(391,704)
Net increase / (decrease) in cash	(299,966)	(4,774,767)
Cash at the beginning of the period	406,961	6,173,627
Cash at the end of the period	$106,995	$1,398,860
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$539,510	$2,100,000

Non-Cash Activity
Non cash portion of balance sheet effects from sale of patents	$(26,548,981)	$—

See notes to financial statements.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION A    ND NATURE OF BUSINESS

Nature of Business – MedPro Safety Products, Inc. (“MedPro” or “the Company”) is a medical device company that develops and acquires safety products that include technology designed to prevent needlestick injuries. A needlestick is a skin puncture by a hypodermic needle, syringe, or other sharp. Injury by a non-sterile device can expose the harmed individual to bloodborne pathogens. MedPro focuses on devices with passive safety features that deploy with little or no effort by the user. The Company is developing several safety products that target four key segments within the medical device industry, including two traditional fillable and prefilled syringes for medication delivery, an IV shuttle drug delivery device, a vial device for fillable syringes, an add on safety needle for prefilled syringes and is investigating two IV catheters for possible purchase. MedPro plans to commercialize these products through global distribution partners.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Revenues and Costs Recognition –  Revenues in 2012 were derived from royalties on our blood collection products pursuant to our minimum volume contract. In 2013 we recognized significant gain from the sale of the patents associated with these products. Revenues and accounts receivable under our contracts and within existing customer relationships are recognized when the price has been fixed, delivery has occurred and collectability is reasonably assured.  In the case of our royalty income, revenues are recognized when the amount is determined based on contract terms and no possibility of refund exists.

Cost of revenues sold includes all direct production costs, shipping and handling costs, royalty expenses and amortization of patents.  General and administrative costs are charged to the appropriate expense category as incurred.

Accounts Receivable – As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. There were no allowances for doubtful accounts at the end of the periods reflected for 2013 or 2012. The Company had only one customer during 2012 and revenue received was pursuant to a minimum volume contract. That customer also manufactured the products.

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

Intangible Assets – Intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Intangible assets are amortized using the straight line method over their estimated period of benefit, ranging from one to ten years upon being placed in full production.  We evaluate the recoverability of intangible assets periodically and take into account potential triggering events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Amortization of the Vacumate technology began in December 2010 when products were shipped for human use evaluation by our customer.  The Company entered into a contract to sell the patents for these devices on December 31, 2012 which closed with respect to the Company with a title transfer on March 1, 2013. The balance of the cost of these assets sold were written off.

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the three and six months ended June 30, 2013 and 2012, have been expensed.

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

Concentration of Credit Risk – From time to time during the six months ended June 30, 2013 and the year ended December 31, 2012, certain bank account balances exceeded federally insured limits.  The Company utilized overnight repurchase agreements in 2012 to minimize risks. The repurchase agreements were suspended in 2013. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING

In September 2011, the Company formed a wholly owned subsidiary MedPro Investments, LLC (“MPI”), which issued 14% Senior Notes due October 30, 2016 ("14% Senior Notes") in the aggregate principal amount of $30 million in private placements to institutional investors on September 1, 2010 and October 1, 2010. MPI is a single member Delaware limited liability company whose accounts are included with MedPro for financial statement purposes and is disregarded for tax purposes. In connection with the 14% Senior Note issuance, MedPro transferred the rights to receive all royalties under the GBO agreement to MPI. All of the royalties payable under the GBO agreement were committed to pay the principal and interest due on the 14% Senior Notes. The Company received approximately $23,294,000 in net proceeds after the establishing a $4,500,000 interest reserve (reflected as Restricted Cash) and paying offering expenses. The Company used the net proceeds

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

from the sale of the 14% Senior Notes to pay off all of its bank debt and all principal and accrued interest on the loans made in 2011 by VOMF, which together totaled $4,360,000.

On December 31, 2012, the Company entered into an irrevocable agreement to sell the patents associated with the manufacturing agreement to GBO effective on March 1, 2013. GBO agreed to pay off $29,400,000 of the 14% Senior Notes as consideration for the patents. The payoff is in two payments of $22,000,000 on March 1, 2013 and $7,400,000 on February 1, 2014. The Senior Noteholders ("Noteholders") agreed to release the Company on March 1, 2013 with the initial payment and look only to GBO and its parent's guarantee for collection of the remaining debt. The Company was relieved from its obligation to pay marketing assistance payments under the manufacturing agreement. The Company also settled the royalty obligation with VCI in exchange for $1,550,000 of payments commencing on December 31, 2013 and ending on December 31, 2014. The Company also received a license back for the patents outside the areas of blood collection and phlebotomy.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

No updates which are applicable to the Company are, as yet, not adopted.

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

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce or license certain medical devices. These various patents include the skin and tube-activated blood collection

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

devices with an original cost of $2,525,425, the syringe guard prefilled family of products at $4,845,000 and the winged infusion set at $1,250,000.  The blood collection and winged infusion patents were sold on March 1, 2013 leaving the syringe guard prefilled family of patents.

The Company acquired a royaty free license to utilize the patents sold to GBO in the sale of patents transaction which was recorded at $1,000,000 based on estimates of future cash flow from the patents.

For the three months ended June 30, 2012, amortization expense was $249,369, including $126,272 amortization of intellectual property and $123,097 amortization of loan fees. For the six months ended June 30, 2012, amortization expense was $498,738, including $252,544 amortization of intellectual property and $246,194 amortization of loan fees. There was no amortization expense for the three and six months ended June 30, 2013.

Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2013	$0
2014	$1,169,000
2015	$1,169,000
2016	$1,169,000
2017	$1,169,000
2018	$1,169,000
After 2018	—

NOTE 6 – LONG-TERM DEBT

Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
14% Senior Notes, interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$—	$30,000,000
Series D Note payable, interest at 10%, payable at maturity on December 31, 2013, all assets not otherwise encumbered are pledged as collateral for the note	3,040,153	1,615,906
	$3,040,153	$31,615,906
Less: current portion	3,040,153	7,221,935
Long-term portion	$—	$24,393,971

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The interest reserve was used to supplement royalty revenues received under the GBO agreement.  Royalty revenues were deposited into a collection account held in trust and were supplemented from the interest reserve as necessary to complete the scheduled payments on the 14% Senior Notes.  There was no balance in the interest reserve account (Restricted Cash) at June 30, 2013 and $539,510 as of December 31, 2012. The loan was partially paid by GBO on March 1, 2013 and the balance was assumed by GBO, at which time the Company was released from liability on its guarantee of the payments of principal and interest to the Noteholders. The collateral for the 14% Senior Notes was released on March 1, 2013 in favor of a commitment by GBO which was guaranteed by its parent. On January 30, 2013, the balance of the interest reserve account was paid to the Noteholders by the trustee as the Company's contribution to the transaction. As of March 1, 2013, the patents were transferred to GBO. The Company retained a license to use the patents on a license and royalty free basis.

Prior to the release discussed above, the 14% Senior Notes indenture limited the debt the Company could incur to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt. These restrictions expired with respect to the Noteholders with the payment by GBO on March 1, 2013.

Series D Senior Secured Promissory Note

On September 12, 2012, the Company entered into a Series D Senior Secured Promissory Note (the “Series D Note”) that provides for a $4,285,000 senior secured line of credit (the “Credit Line”) to be funded by Vision Opportunity Master Fund, Ltd. (“VOMF”) or its affiliates (who, together with VOMF, are referred to as “Vision”).

MedPro may make periodic drawdowns in specific amounts totaling $4,285,000 through September 30, 2013, provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The draw schedule was amended and extended one month on July 17, 2013. The drawdowns taken by the Company through June 30, 2013 are shown in the table under "Valuation and Allocation of Consideration", below. The original borrowing limit has been increased by $75,000 from $4,210,000 for specific expenditures by the Company and approved by the lender.

The outstanding principal amount borrowed pursuant to the Credit Line bears interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013. Accrued interest through June 30, 2013 on the note is $201,387.

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

Funding Schedule

VOMF's lending commitment as Noteholder pursuant to the Series D Note, totals $4,285,000, subject to the satisfaction of the conditions to funding. MedPro made an initial $727,000 draw on September 12, 2012. Thereafter, the Company may make drawdowns on the last day of each calendar month through September 30, 2013 , in the specific monthly amounts set forth in the funding schedule attached to the Series D Note as subsequently modified on July 17, 2013. As a condition to each draw, MedPro must certify that as of the applicable funding date, (i) no Event of Default is or will be in effect, (ii) the Company has complied and is in compliance with all affirmative covenants set forth in the Series D Note, and (iii) the representations and warranties of the Company are true and correct in all material respects. The Company must also provide any other documentation reasonably requested by the Noteholder.

Interest; Maturity Date

The outstanding principal amount borrowed pursuant to the Series D Note bears interest at a rate of 10% per annum. Accrued interest through June 30, 2013 was $201,387. The outstanding principal amount of, and all accrued and unpaid interest on, the Series D Note becomes due and payable on the maturity date, which is December 31, 2013.

Additional Financing

If the Company enters into a new equity financing (an “Additional Financing”) before December 31, 2013, then the Company will have the right to cancel all remaining borrowings under the funding schedule of all of the Series D Notes. Any Additional

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

•
except with respect to the transactions contemplated by the Series D Note, become a party to any transactions which exceed, individually or in the aggregate, $50,000 with any person who is an affiliate of the Company or any subsidiary, except transactions in the ordinary course of business that are upon fair and reasonable terms that are fully disclosed to VOMF and are no less favorable to the Company or such subsidiary than would be obtained in a comparable arm's length transaction with a person who is not an affiliate;

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

Series D Senior Debt and Preferred Shares Allocation	Cash Received	Debt Value	Preferred Stock Value	Preferred Shares
Draws against note through December 31, 2012	$2,442,000	$1,492,328	$949,672	84,946
Debt discount accretion		$123,569
Balance at December 31, 2012	$2,442,000	$1,615,897	$949,672	84,946
Draws against the note through June 30, 2013	$1,243,000	$975,970	$267,030	27,969
Debt discount accretion		$448,286
Balance June 30, 2013	$3,685,000	$3,040,153	$1,216,702	112,915

	Draw Date	Draw Amount	Debt Allocation
Relative Values	9/12/2012	$727,000	$505,717
	9/28/2012	$712,000	$516,410
	11/1/2012	$372,000	$197,052
	11/30/2012	$309,000	$162,306
	12/28/2012	$322,000	$110,843
	1/31/2013	$361,000	$259,708
	2/28/2013	$190,000	$138,182
	3/28/2013	$96,000	$77,186
	3/29/2013	$183,000	$147,132
	5/8/2013	$100,000	$85,561
	5/22/2013	$50,000	$42,781
	5/31/2013	$61,000	$52,193
	6/20/2013	$55,000	$49,438
	6/28/2013	$147,000	$123,789
Discount Accretion 2012			$123,569
Discount Accretion 2013			$448,286
Gross Draws and Allocated Debt and Accretion		$3,685,000	$3,040,153

The following table summarizes the maturities of long-term debt:

12 month periods ended December 31,

2013	$3,040,153
2014	—
2015	—
2016	—
2017	—
Total	$3,040,153

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of June 30, 2013 and December 31, 2012, the Company had minor receivables from employees totaling $2,986 and $102 respectively. As of June 30, 2013 accounts payable to officers was $311 and as of December 31, 2012, the payable to officers was $2,221. The employee receivables related to unreimbursed personal expenses on the Company credit card that are billed to the employees and have not been collected by the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 11, 2010, we signed a new agreement with SC Capital, which was an extension and modification of our previously existing agreement, to provide the Company with assistance in securing debt or equity and to assist the Company with acquisition or disposition services.  We had paid SC Capital a consulting fee of $15,000 per month until the agreement was terminated as of July 1, 2012.  We agreed to pay additional compensation to SC Capital in connection with any definitive agreements we enter into with parties specifically identified by SC Capital during and within 24 months after termination of the agreement.

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

Series B and C Preferred shares previously outstanding have been converted to common shares as of the end of 2012.

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at June 30, 2013 and December 31, 2012:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

			Shares outstanding at	Shares outstanding at
	Shares Authorized	Par Value	June 30, 2013	December 31, 2012
Common stock	90,000,000	$0.001	34,540,878	34,540,878
Preferred Shares	10,000,000	$0.01	—	—
Series A Preferred	6,668,229	$0.01	6,668,229	6,668,229
Series B Preferred	1,493,779	$0.010	—	—
Series C Preferred	1,571,523	$0.010	—	—
Series D Preferred - Temporary Equity	220,000	$0.01	112,915	84,946
Series E Preferred - Temporary Equity	20,000	$0.01	20,000	—

Common stock underlying outstanding stock purchase warrants			957,190	957,190

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

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $3,333,212 through June 30, 2013 and $3,033,057 through December 31, 2012. These amounts have not been recorded in the financial statements.

Voting Rights. The Series A Stockholders have had voting rights since August 31, 2012. In addition, the Series A Stockholders have these specific voting rights that as long as there are 200,000 shares of Series A Stock outstanding, the affirmative vote of 75% of the Series A Stock is required for the Company to take the following actions:

•	To authorize the issuance of shares of a series of stock ranking equal or senior to the Series A Stock with respect to liquidation rights.

•	To repurchase, redeem, or pay dividends on shares of common stock other than de minimus repurchases or contractual redemption obligations.

•	To reclassify any outstanding securities in a way that materially and adversely affects the rights of Series A Stock.

•	To make any unauthorized distribution to the holders of stock junior to the Series A Stock.

•	To voluntarily file for bankruptcy, liquidate assets or make an assignment for the benefit of our creditors.

•	To discontinue involvement in the Company's current business.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

Stock Repurchase Program

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Through December 31, 2012 the Company had repurchased 700,509 shares in open market transactions at an average price per share of $2.66.  During the three and six months ended June 30, 2013, the Company acquired no additional shares. The Company has spent $1,863,483 on share repurchases since the inception of the buy-back program.

See Note 13 for a detailed description of the terms of our stock purchase warrants issued and outstanding, including the accounting treatment.

NOTE 10 - INCOME TAXES

The Company incurred no net current or net deferred income tax expense or benefit for the three and six months ended June 30, 2013 or the year ended December 31, 2012.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes versus taxable income as determine after applying permanent and temporary differences.  The Company has provided allowances for the entire amount of its operating losses for in prior years.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2009 and later.

The Company had no net deferred tax liabilities as of December 31, 2012.  As of December 31, 2012, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $18,786,069, directly related to its total net operating loss carryforwards of $57,100,515 These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances at December 31, 2012 and June 30, 2013. The Company estimates that it will utilize sufficient net operating loss carryforwards in 2013 to offset all taxable income. Although the Company does not expect to owe and Federal or State income taxes, it has provided and estimated local net profits license fee accrual of $592,597

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.  Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 11 – LEASE COMMITMENT

Until April 1, 2011, our Lexington, Kentucky offices were located in space we leased from a partnership in which our Chairman and CEO owns an interest. The lease was non-cancelable and ran through August 31, 2012 at a monthly rent of $6,975. Rental expense for this property terminated in the prior year and therefore we had no expense in 2013. Total expense for this property was $55,800 through the August 31, 2012. As of June 30, 2012 lease expense was $41,850.

On April 1, 2011, we leased new office space at 145 Rose Street, Lexington, Kentucky. The owner of the building is an unrelated party. Our monthly rent for the initial five year term is $8,000 per month. We have an option to terminate the lease by giving 90 days notice before the third anniversary of the lease and by paying one year's rent as a penalty for early termination. The initial term of the lease is five years commencing on April 1, 2011 and terminates on March 31, 2016. We have three renewal options of three years each. Rent will escalate based on the Consumer Price Index for all U.S. City

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Average, all items (1982-1984 = 100). Rent expense for the three and six months ended June 30, 2012 was $24,000 and $48,000.

We leased space in New York for the year ended December 31, 2012. We had a renewal option with two months free rent for 2013. The 2012 rent was $3,110 per month for March through October. We did not pay rent for January, February, November or December. Total lease expense through June 30, 2012 was $17,154. We did not renew this lease.

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2013	$96,000
2014	96,000
2015	96,000
2016	24,000
$312,000

NOTE 12 - TEMPORARY EQUITY

On September 12, 2012, the Company designated the new series of Series D Stock which has been characterized as temporary equity by the Company. Due in part to the optional redemption feature, it is reflected as a mezzanine level temporary equity between debt and equity on the Company's balance sheet. The Series D Stock are being issued in connection with newly issued debt. The Company has authorized 220,000 shares of Series D Stock and had issued 112,915 shares as of June 30, 2013.

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
Dividend Rights. The Series D Stock ranks junior to the Series A Stock with respect to the payment of dividends. If declared by the Company, dividends on the Series D Stock will be paid on a pro rata basis with the common stock and all other equity securities of the Company ranking pari passu with the common stock as to the payment of dividends.
Voting Rights. Holders of Series D Stock have no voting rights except in the limited circumstances outlined below:
So long as there are 10,000 shares of Series D Stock outstanding, the affirmative vote of 51% of the Series D Stock is required for MedPro to take the following actions:

•	Authorize the issuance of shares of a series of stock ranking equal or senior to the Series D Stock with respect to dividends, the distribution of assets on liquidation, dissolution, and winding up.

•	Amend provisions of the Series D Stock that will adversely affect any rights of the Series D Stock.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

•	Repurchase, redeem, or pay dividends on shares of common stock other than the Series A Stock and de minimus repurchases or contractual redemption obligations.

•	Amend the articles of incorporation or bylaws to materially and adversely affect the rights of Series D Stock.

•	Make any unauthorized distribution to the holders of stock junior to the Series D Stock.

•	Reclassify the Company's outstanding securities in a way that adversely affects Series D Stock rights.

•	Voluntarily file for bankruptcy, liquidate assets or make an assignment for the benefit of MedPro's creditors.

•	Discontinue involvement in the business of commercializing medical devices.

•
Incur aggregate indebtedness (excluding indebtedness existing as of immediately following the date of the initial issuance of the Series D Stock) in excess of $250,000, other than any indebtedness relating to equipment leases entered into by the Company in the ordinary course of its business.

Conversion Rights. Shares of Series D Stock are convertible into shares of common stock at any time, in whole or in part, at the option of the holder thereof; provided that no fewer than 10,000 shares may be converted at any one conversion unless the holder owns fewer than 10,000 shares.
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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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
Series E Preferred Stock

In connection with the sale of the GBO patents, MedPro issued to the Noteholders a total of 20,000 shares of new Series E Convertible Preferred Stock (“Series E Preferred Stock”), on March 1, 2013. The Series E Preferred Stock has a $50.00 per share liquidation preference that ranks pari passu with the Series D Preferred Stock and is senior to the Company's other Series of Preferred Stock and its common stock.

Except as noted below, the material rights, preferences, privileges, and restrictions of the Series E Preferred Stock are the same as, and equal in priority to, the Series D Preferred Stock.

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
The foregoing summary of the material terms and conditions of the Series D Preferred Stock and the Series E Preferred Stock is subject to their respective Certificates of Designation of the Relative Rights and Preferences. See Part IV, Item 15 - Exhibits and Financial Statement Schedules of Form 10-K for 2012.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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
The fair value of the share-based payments is recognized as compensation expense over the various expected lives of the different options. For the the three months ended June 30, 2013 and 2012, share-based compensation expense was $115,483 and $160,269, respectively.
The amount of unrecognized compensation expense for all share-based awards as of June 30, 2013 was approximately $1,090,267, which is expected to be recognized over a weighted-average remaining life of approximately 6.75 years.

The table below identifies the Company's outstanding options for officers, directors and employees granted over the last two fiscal years as of June 30, 2013 and the year ended December 31, 2012 and the factors used to value the share-based compensation expense for each option.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

On December 9, 2011, the Company awarded options to purchase 300,000 common shares to the Executive Officers other than the CEO and options to purchase 275,000 common shares to for the other employees. The valuation and the factors used to value these options are listed in the table above. As employees have been terminated or have resigned many of these options have lapsed due to failure to timely exercise.

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

Six Months Ended June 30, 2013

As a result of employee terminations and resignations 220,735 options lapsed one month after the departure date of these employees. In addition, the 2,100,000 of options expired on January 31, 2013. During the quarter ended June 30, 2013 194,173 options lapsed related to employee departures.

The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2013 and 2012 is as follows:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	Shares	Weighted average exercise price
Outstanding at December 31, 2011	3,770,809	$2.200
Granted	225,000	$2.044
Exercised	(33,000)	$2.250
Outstanding at December 31, 2012	3,962,809	$2.192
Granted	—
Expired	(2,100,000)	$1.810
Forfeited	(220,735)	$2.663
Outstanding March 31, 2013	1,642,074	$2.617
Granted
Expired
Forfeited	(194,173)	$2.746
Outstanding June 30, 2013	1,447,901	$2.600

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

Exercise Price		Options outstanding	Weighted average remaining contractual life (years) 2	Options exercisable
$3.85		70,130	5.91 years	70,130
$4.24		25,974	0.91 years	25,974
$3.65		20,547	6.27 years	20,547
$2.70		277,000	7.25 years	277,000
$2.62		100,000	2.59 years	100,000
$2.62		100,000	2.59 years	100,000
$2.62	1	100,000	2.59 years	—
$2.96		50,000	8.12 years	50,000
$2.96		125,000	8.15 years	125,000
$2.25		354,250	8.44 years	354,250
$2.73		100,000	9.18 years	100,000
$1.50	1	125,000	9.16 years	—
$2.62		1,447,901	6.75 years	1,222,901
1- Non-vested at June 30, 2013 or December 31, 2012.
2 - Weighted average remaining life at June 30, 2013.

The weighted average fair value per share of options granted during 2012 was $1.246. There have been no options granted for the six months ended June 30, 2013. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Warrants outstanding were valued based on the factors represented in the following table:

	2013	2012
Dividend yield	—%	—%
Expected volatility	172.326%	148.915%
Expected lives	1.82	2.32
Risk-free interest rate	0.36%	0.25%

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The weighted average remaining contractual life of all options outstanding at December 31, 2012 was 4.64 years and at June 30, 2013 is 6.76 years. In addition to outstanding stock options, our stockholders have authorized an additional 1,691,529 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Remaining Contractual
Date	of Shares	Price	Life in Years
2/22/2011	100,000	$2.62	2.59 years
8/28/2012	125,000	$1.50	9.16 years
Totals	225,000	$2.00

As of June 30, 2013, we had $1,090,267 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $216,627, 2014 - $380,165, 2015 - $246,627, 2016 - $205,264 and $41,585 from 2017 and later years.

	2013	2014	2015	2016	2017
Unearned Compensation to be Expensed by Year	$216,627	$380,165	$246,627	$205,264	$41,585

Stock purchase warrants

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

•
As of June 30, 2013, the Company had 90,000,000 common shares authorized and 34,540,878 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred Series A stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	Warrants Issued with 2010 Bridge Financing
Grant Date	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Totals
Stock Price at Issue	$3.40	$3.10	$3.00	$3.00	$3.00	$2.70
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00
Warrants Granted in Connection with Debt	212,500	112,500	208,334	50,001	75,002	83,335	741,672
Warrant Term in Years	5	5	5	5	5	5

12/31/2012
Volatility	148.915%	148.915%	148.915%	148.915%	148.915%	148.915%
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

Change in Value	$244,378	$131,182	$253,470	$61,430	$92,816	$104,062	$887,338
Value at Quarter End	$315,497	$170,281	$340,076	$82,833	$125,637	$141,569	$1,175,893
3/31/2013
Volatility	165.055%	165.055%	165.055%	165.055%	165.055%	165.055%
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

Change in Value	$12,520	$7,005	$11,970	$2,989	$4,607	$5,276	$44,367
Value at Quarter End	$328,017	$177,286	$352,046	$85,822	$130,244	$146,845	$1,220,260
6/30/2013
Volatility	172.326%	172.326%	172.326%	172.326%	172.326%	172.326%
Risk Free Rate of Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%
Change in Value	$(7,898)	$(3,625)	$(5,175)	$(1,054)	$(1,375)	$(1,250)	$(20,377)
Value at Quarter End	$320,119	$173,661	$346,871	$84,768	$128,869	$145,595	$1,199,883

Liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
2013
Derivative liabilities	—	$1,199,883	—	1,199,883
Total Liabilities at Fair Value	—	$1,199,883	—	1,199,883

2012
Derivative liabilities	—	1,175,893	—	1,175,893
Total Liabilities at Fair Value	—	1,175,893	—	1,175,893

Note- No assets or other liabilities were measured at fair value during 2013 or 2012.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at June 30, 2013 and December 31, 2012:

Warrant Issue Date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
At June 30,2013
February 26, 2010	$4.00	212,500	1.65	212,500	$320,119
March 31, 2010	$4.00	112,500	1.75	112,500	$173,661
April 30, 2010	$3.00	208,334	1.83	208,334	$346,871
June 3, 2010	$3.00	50,001	1.92	50,001	$84,768
June 30, 2010	$3.00	75,002	2.00	75,002	$128,869
August 5, 2010	$3.00	83,335	2.10	83,335	$145,595
AA Warrants	$1.81	215,518	0.50	215,518	$85.619

Totals		957,190		957,190	$1,285,502
Weighted Average Exercise Price					$3.07

At December 31, 2012
February 26, 2010	$4.00	212,500	2.15	212,500	$315,497
March 31, 2010	$4.00	112,500	2.25	112,500	$170,282
April 30, 2010	$3.00	208,334	2.33	208,334	$340,076
June 3, 2010	$3.00	50,001	2.42	50,001	$82,833
June 30, 2010	$3.00	75,002	2.50	75,002	$125,637
August 5, 2010	$3.00	83,335	2.68	83,335	$141,570
AA Warrants	$1.81	215,518	1.00	215,518	$85,619

Totals		957,190		957,190	$1,261,514
Weighted average exercise price					$3.07

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

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 1,447,901 outstanding options convertible into one share each of common stock at June 30, 2013. Stock purchase warrants outstanding at June 30, 2013 totaled 957,190 warrants convertible into an equal number of common shares. There were also three series of convertible preferred shares outstanding. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. As of June 30, 2013 there were 112,915 shares of Series D Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 1,881,917 shares of common stock.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

As of June 30, 2013 there were 20,000 shares of Series E Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 333,333 shares of common stock.

Since the Company had a loss for the 2012, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.  All of the available options and warrants outstanding at June 30, 2013 had an exercise price in excess of current market value therefor would not have been exercised and the calculations were not performed. Had calculations been performed assuming exercise of all options the effect would have been anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of June 30, 2013 and December 31, 2012 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or in our 2012 Annual Report on Form 10-K.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

On December 31, 2012 the Company executed agreements with GBO and the holders of the 14% Senior Notes, to sell its patents to GBO for $29,400,000. These agreements provided, effective March 1, 2013:

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

•
GBO granted back to us an exclusive, worldwide, royalty-free, fully paid up license to use certain of the transferred intellectual property in specific fields of use other than blood collection and phlebotomy. We valued the license at $1,000,000 based on estimated future revenue during the remainder of the patent term.

Our current strategy focuses on completing the steps necessary to attain pre-market product development milestones for our family of drug delivery devices. Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, can make a financial contribution toward product development costs.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor. The credit agreement allows us to draw up to $4,285,000 over twelve months ending August 2013, and matures on December 31, 2013. On July 17, 2013, the agreement was modified to stretch the funding out through October with an amended draw schedule through September 30, 2013. There was no change in the overall amount of the draws.

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

Our intangible assets consist principally of intellectual properties such as regulatory product approvals and patents. Our current amortization policy calls for using the straight line method based on an estimated economic life, after the products are introduced into the market.

Our Syringe Guard family of products are currently not in production for distribution.  We expect to use the straight line method to amortize our other intellectual properties over their estimated period of benefit, ranging from one to ten years, when our products are placed in full production and we can better evaluate market demand for our technology.

Our license to use certain safety needle technology is not in service and has not been amortized. We will begin amortization when production commences.

We will continue to review impairment of all of our intellectual property and intangibles during the intervening periods. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next seven years, discounted to the balance sheet date based on a 7.5% discount factor ($37.1 million), exceeds our cost of our patents and expected development costs ($13.1 million) by approximately three times.

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

Results of Operations for the Six Month Periods Ended June 30, 2013 and 2012

A summary of operating results for 2013 and 2012 is reflected in the following table:

	June 30, 2013	June 30, 2012	Change
Revenue	$100,000	$1,781,250	$(1,681,250)
Gain on Sale of Assets	26,548,981	—	26,548,981
Cost of Sales	—	(343,173)	343,173
Gross Profit (Loss)	26,648,981	1,438,077	25,210,904

Operating Expenses	3,016,781	4,846,135	(1,829,354)

Income or (Loss) from Operations	23,632,200	(3,408,058)	27,040,258

Other Income/(Expense)	(225,365)	(1,955,491)	1,730,126

Net Income or (Loss)	$23,406,835	$(5,363,549)	$28,770,384

Debt Discount Accretion	(448,286)	—	(448,286)

Net Income or (Loss) Available to Common Shareholders	$22,958,549	$(5,363,549)	$28,322,098

MedPro recorded a net loss of $(1,411,946) for the three months ended June 30, 2013, as compared to a net loss of $(1,828,716) for three months ended June 30, 2012.  Income or (loss) from operations was $(1,064,781) for the three months ended June 30, 2013 and $(1,220,107) for the same period in 2012.  Debt discount accretion for the second quarter of 2013 was $283,247.

There were no product sales revenue for the three or six months ended June 30, 2013 compared to $890,625 and $1,781,250 for the same periods in the prior year. Revenue for both three month periods ended June 30, 2013 and 2012 consisted of either royalty income from the Company's minimum volume contract for its blood collection devices or fee income for access to the Company's licensed or patented technology. Cost of revenue and amortization of intellectual property was $343,173 for the six months ended and $171,586 for the three months ended June 30,2012.

A table of comparison of 2013 and 2012 compensation and related expenses follows:

	June 30, 2013	June 30, 2012	Change
Salaries	$671,559	$1,228,122	$(556,563)
Share-Based Compensation	260,384	312,564	(52,180)
Payroll Taxes	50,964	86,162	(35,198)
Total Compensation Related	$982,907	$1,626,848	$(643,941)

The decreases in Salaries and payroll taxes were primarily due to staffing changes in 2013 and a $200,000 performance based bonus paid to the CEO in 2012. There have been no bonuses paid in 2013 based on 2012 performance and no staff bonuses in either 2012 or 2013. Share-based compensation decreased by $52,180 in 2013. Only the CEO and the Board were awarded options in 2012. In addition, as the result of a decline in staffing in 2013, many share-based options lapsed and the compensation expense was adjusted accordingly.

In 2012 the Company granted 225,000 options valued at $335,432. Remaining unearned compensation at June 30, 2013 was $1,090,267.

Total compensation expense, share-based compensation and payroll taxes in the second quarter of 2013 was $383,229 versus $689,680 in the same quarter of 2012.

Costs associated with our qualified defined contribution plan are reflected in the following table:

	June 30, 2013	June 30, 2012	Change
Company 401(k) Match	$16,995	$38,548	$(21,553)
Profit Sharing Contribution	—	—	—
Total Qualified Plan Expenses	$16,995	$38,548	$(21,553)

There were no 2013 or 2012 discretionary contributions to the profit sharing plan. The second quarter costs for the plan were $8,739 and $17,519 for 2013 and 2012, respectively. The change is due to reduction in staffing and related compensation.

Details of the advertising and promotion expenses in 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012	Change
Investor Relation Expenses	$3,525	$27,742	$(24,217)
Marketing Assistance Payment	—	270,750	$(270,750)
Promotional Expenses	10,260	18,461	$(8,201)
Trade Show Expenses	847	49,386	$(48,539)
Total Advertising and Promotion	$14,632	$366,339	$(351,707)

Advertising and promotion expense decreased significantly from 2012 as a result of implementation of cost control measures.  Second quarter costs for advertising and promotion were $166,485 in 2012 and nothing in 2013.

Product development costs for 2013 and 2012 are reflected below:

	June 30, 2013	June 30, 2012	Change
Completed Parts	$2,721		$2,721
Engineering	47,484	$535,892	$(488,408)
Materials and Components	6,132	92,571	$(86,439)
Research and Development	1,012	3,110	$(2,098)
Testing	—	10,923	$(10,923)
Total Product Development Costs	$57,349	$642,496	$(585,147)

The decrease in product development costs is as a result of deferring development cost due to limited financial resources. The Company intends to ramp up these expenses as soon as funding is available in 2013. Costs in this category were $26,787 and $273,276 in the second quarter of 2013 and 2012, respectively.

The following tables compares 2013 and 2012 professional fees:

	June 30, 2013	June 30, 2012	Change
Patent - Legal	$140,637	$172,226	$(31,589)
General - Legal	65,427	182,445	(117,018)
Accounting and Auditing	66,429	77,346	(10,917)
Regulatory Audits	4,870	4,720	150
Consulting Fees	261,866	498,647	(236,781)
Quality Testing and Other	—	3,944	(3,944)
Total Professional Fees	$539,229	$939,328	$(400,099)

The majority of the decrease in professional fees is due to the curtailment of the involvement of consultants in day to day operations. Legal fees are down a combined $148,607. The Company has limited the use of outside counsel during the first half of 2013. Professional fees in the second quarter of 2013 were $227,402 versus $348,476 in the same period in 2012.

Comparative travel and entertainment expenses between 2013 and 2012 are reflected in the table that follows:

	June 30, 2013	June 30, 2012	Change
Airfare, cars, ground, parking, mileage and travel insurance	$53,854	$146,778	$(92,924)
Hotels, conference rooms, entertainment, meals and gratuities	25,835	84,275	(58,440)
Total Travel and Entertainment	$79,689	$231,053	$(151,364)

The decrease in total travel and entertainment expenses reflected a concerted effort to reduce travel costs in 2013. For the second quarter of 2013, travel expenses were $35,667 versus $77,209 in the prior year second quarter.

The following table compares general and administrative expenses for 2013 and 2012:

	June 30, 2013	June 30, 2012	Change
Office and Warehouse Lease	$47,649	$107,004	$(59,355)
Director Fees	—	62,500	(62,500)
Network Support	55,291	65,223	(9,932)
Software and Website Development	40,597	31,764	8,833
Contributions	—	2,350	(2,350)
Office Expense, Utilities etc...	17,820	83,333	(65,513)
Parking	7,600	9,200	(1,600)
Other General and Administration Expense	7,960	13,420	(5,460)
Local Taxes	600,828	5,448	595,380
Transfer Agent Costs	6,032	6,212	(180)
Bank Charges	6,653	5,176	1,477
Repairs and maintenance	4,904	6,454	(1,550)
Total G&A	$795,334	$398,084	$397,250

Office and warehouse lease costs were down due to the termination of the former office location lease in August 2012 and the non-renewal of our calendar year New York office lease. Director fees were suspended in late 2012 and have not been reinstated in 2013. The most significant change this year was the accrual of local taxes as a result of the gain on the sale of the GBO patents. Local taxes were $600,828 this year versus $5,448 in the first half of 2012. Total general and administrative expenses were $91,495 in the second quarter of 2013 versus 206,968 in the same quarter of 2012.

The following table compares insurance expense items for 2013 and 2012:

	June 30, 2013	June 30, 2012	Change
Health Insurance	$62,304	$134,656	$(72,352)
Product Liability Coverage	3,849	26,321	(22,472)
Property and Casualty Coverage	9,218	9,750	(532)
Disability Insurance	1,590	2,280	(690)
D&O and Other	44,147	39,367	4,780
Total Insurance Expense	$121,108	$212,374	$(91,266)

We had fifteen employees in the prior year and only six by the end of the second quarter of 2013 which caused a decrease in our health and benefits coverage costs. In addition, the Company elected to fund HSA contributions monthly this year versus all upfront as in the prior year. The combined impact of healthcare insurance changes and HSA funding resulted in a decrease of $72,352 in these costs in 2013. We have no products in the market in 2013 and, as a result, our products liability coverage has declined by $22,472. Insurance expense was down $31,163 in the second quarter of 2013.

Depreciation of $145,884 for the six months ended June 30, 2013 was substantially unchanged from the prior year. All depreciation and amortization costs through the three months ended June 30, 2013 totaled $72,851 versus $199,685 in 2012.

Interest expense for 2013 and 2012 was $201,387 and $2,346,195, respectively. The decrease was due to the suspension of interest on the 14% Senior Notes pending payoff in the first quarter of 2013 versus two quarters of interest expense in 2012.

Interest income was $12 in 2013, compared to $2,526 in 2012, a decrease of $2,514. The change is due primarily to the decline in our cash balance.

The net loss from the change in fair value of the derivative liabilities associated with the outstanding warrants in the 2013 was $23,990 compared to a net loss of $388,178 for 2012. The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates and the closer proximity of the current year valuation to the expiration of the warrant exercise period. Our share price has declined and our volatility is up this year.
In 2013, the Company recorded a gain of $26,548,981 on the sale of patents to a customer. We also wrote off $263,654 of assets associated with the technology sold during 2013.
Liquidity and Capital Resources

Total assets were $7,428,390 as of June 30, 2013 and $10,764,676 as of December 31, 2012. The $3,336,286
decline in total assets reflects the impact of the negative cash flow from operations of $2,123,226. In addition, the Company sold assets but all of the proceeds plus an additional $539,510 of cash were used to pay off debt. Net other assets declined by $2,270,509 representing the remaining basis of assets sold or written off in 2013 of $3,270,509 less the addition to intellectual property of $1,000,000.

Shareholders' deficiency decreased by $22,218,934. This represented the net income of $22,958,549, the earned portion of share-based compensation of $260,385 and debt discount accretion of $448,286. In addition, we issued $1,000,000 of Series E Preferred Stock as a part of the payoff of the 14% Senior Notes.
Restricted cash held in the interest reserve for our 14% Senior Notes was $539,510 at the beginning of the year and zero at June 30, 2013.

Our unrestricted cash decreased from $406,961 to $106,995 during the first half of 2013, a decline of $299,966.

Fixed assets decreased $392,763 during the first half of 2013. During the first half of the year we wrote off $3,775,425 of intellectual property having a net book value of $2,218,079 and loan fees having a net book value of $902,429 as a result of the sale of patents on March 1, 2013. In addition, the Company added patent rights granted in the sale valued at $1,000,000.

Accounts payable, accrued expenses and accrued interest increased by $678,126 during 2013 mostly as a result of accrued local taxes. Accrued interest payable declined $498,613. Accrued royalties of $1,550,000 were recorded in 2013. The current portion of long term debt declined from $7,221,935 to $3,040,153 in the first half of 2013.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor, Vision Opportunity Master Fund Ltd. (“VOMF”). The credit agreement allows us to draw up to $4,285,000 over thirteen months ending September 2013. The outstanding principal balance bears interest at an annual rate of 10% and matures on December 31, 2013. As of December 31, 2012, the amount available for future draws under the credit agreement totaled $1,843,000. During the first half, the Company drew an additional $1,243,000 and the total draws now equal $3,685,000. The amount available for future draws at June 30, 2013 was $600,000.

In consideration for the credit line, we agreed to issue VOMF up to 128,875 shares of new Series D Stock, to be issued in conjunction with, and based on the amount of each draw down. The Series D Stock has a $50.00 per share liquidation preference that is senior to the Company's Series A Preferred Stock and its common stock.

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

In connection with the termination of the GBO Agreement and the cancellation of our 14% Senior Notes, we agreed to pay a total of $1,550,000 to settle any royalty obligations arising from our original acquisition of the blood collection technology sold to GBO. We have agreed to pay four quarterly payments of $250,000 each beginning on October 31, 2013 and a final $550,000 payment on December 31, 2014. We have reflected $500,000 of the total in current liabilities as of June 30, 2013. The balance of $1,050,000 is reflected in long term debt.

We estimate our cash required to fund operations at the current level will be approximately $200,000 per month. Our primary cash requirements will be to fund the launch of our drug delivery devices, our prefilled syringe series of products and two new products we are evaluating for purchase and development. Our ability to continue operations at their current level will depend upon our cash position from time to time.
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
If we are unable to obtain additional funding on acceptable terms, we may need to take actions that restrain our business and our ability to achieve cash flow in the future, including the surrendering our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing operations. The Series D Note includes a covenant that if we do not enter into a definitive agreement with respect to an additional equity funding of at least $10 million before November 30, 2012, and do not receive such funds before December 31, 2012, then we must implement a strategic alternative process to be agreed to by us and our principal investor. We began this process during the first quarter of 2013 and it continues through the current quarter.

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

Item 4. Controls and Procedures

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

During the six months ended June 30, 2013, we issued a total of 27,969 shares of Series D Convertible Preferred Stock to VOMF in consideration of the $1,243,000 drawn on our line of credit during the first half of the year. We relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933. See Notes 9 and 12 of the Notes to Financial Statements.

There were no purchases of our own stock during the first half of 2013.

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
August 9, 2013	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

August 9, 2013	By:	/s/ Marc T. Ray
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