Form 10-Q
period 2013-09-30
MedPro Safety Products, Inc.
filed 2013-11-13
CIK 1364896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2013
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

As of November 12, 2013, 34,540,878 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The following financial statements of MedPro Safety Products, Inc. are included:

Balance Sheets as of September 30, 2013 and December 31, 2012
Statements of Operations for the Three and Nine Months September 30, 2013 and 2012
Statements of Shareholders' (Deficiency) For the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012
Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012
Notes to Unaudited Financial Statements

MedPro Safety Products, Inc.
Balance Sheets
September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$210,704	$406,961
Restricted cash	—	539,510
Accounts receivable, net	3,487	102
Prepaid expenses and other current assets	38,721	44,699

Total current assets	252,912	991,272

Property and Equipment
Equipment and tooling	935,374	1,324,922
Leasehold improvements	790,046	790,046
Computers, network and phones	247,092	250,307
Furniture and fixtures	140,726	140,726
Trade show booth	31,900	31,900

Total property and equipment	2,145,138	2,537,901

Less: accumulated depreciation	870,803	880,006

Property and equipment, net	1,274,335	1,657,895

Other Assets
Intangible assets, net of amortization of $750 and $1,558,096, respectively	5,845,000	7,063,080
Option payment for asset acquisition	—	50,000
Deferred financing costs, net of amortization of $0 and $1,142,071, respectively	—	902,429
Recoupable royalties	—	100,000

Total other assets	5,845,000	8,115,509

Total assets	$7,372,247	$10,764,676

See notes to financial statements.

MedPro Safety Products, Inc.
Balance Sheets (Continued)
September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,269,783	$603,025
Accrued interest payable	299,516	700,000
Senior Note - Series D, including discount accretion of $905,041 and $123,569, respectively	3,860,564	1,615,906
Derivative liabilities – fair value of warrants	238,256	1,175,893
Current portion of accrued royalties	750,000	—
Senior Notes -Short Term	—	5,606,029

Total current liabilities	6,418,119	9,700,853

Long-Term Liabilities
Non current portion of accrued royalties	800,000	—
Senior Notes - long term portion	—	24,393,971

Total long-term liabilities	800,000	24,393,971

Total liabilities	7,218,119	34,094,824

Convertible Redeemable Preferred Stock, Each Share Convertible into 16.67 Shares of Common Stock
Series D Preferred, $0.01 par value, 220,000 shares authorized, 126,415 and 84,946 shares issued and outstanding, respectively	1,329,477	949,672
Series E Preferred, $0.01 par value, 20,000 shares authorized, 20,000 and 0 issued and outstanding, respectively	1,000,000	—
Total convertible redeemable preferred stock	2,329,477	949,672

Shareholders’ Deficiency
Preferred stock $.01 par value: 10,000,000 shares authorized:
Series A Preferred 6,668,229 shares issued and outstanding. Liquidation preference $3,477,006 and $3,025,640, respectively	66,682	66,682
Common stock $.001 par value; 90,000,000 shares authorized; 34,540,478 issued and outstanding	34,541	34,541
Additional paid-in capital	70,370,398	70,999,395
Accumulated deficit	(72,646,970)	(95,380,438)

Total shareholders’ deficiency	(2,175,349)	(24,279,820)

Total liabilities and shareholders’ deficiency	$7,372,247	$10,764,676
See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Operations
for the Three and Nine Months September 30, 2013 and 2012

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues

Product royalty income	$—	$890,625	$—	$2,671,875
Gain on sale of patents	—		26,548,981
Other revenue	—	—	100,000	—
Total revenue	—	890,625	26,648,981	2,671,875
Cost of revenues and amortization of intellectual property	—	171,586	—	514,759
Gross profit	—	719,039	26,648,981	2,157,116
Operating Expenses
Salaries, wages, and payroll taxes	398,023	674,233	1,380,930	2,301,081
Qualified profit sharing plan	9,602	20,109	26,598	58,657
Advertising and promotion	—	162,387	14,632	528,727
Product development costs	21,399	276,653	78,749	919,149
Professional fees	90,046	381,361	629,276	1,320,689
Insurance	50,515	91,349	171,624	303,723
General and administrative	92,345	147,274	887,675	545,359
Travel and entertainment	35,190	66,692	114,879	297,745
Write downs of abandoned equipment, leasehold improvements and technology	—	90	263,654	244,651
Depreciation	58,273	72,601	204,156	219,104
Total operating expenses	755,393	1,892,749	3,772,173	6,738,885
Income or (loss) from operations	(755,393)	(1,173,710)	22,876,808	(4,581,769)
Other Income/(Expenses)
Interest expense - including amortization of financing costs	(98,129)	(1,173,098)	(299,516)	(3,519,292)
Interest income	—	75	12	2,601
Change in fair value of derivative liabilities	961,626	617,023	937,637	1,005,201
Total other income /(expenses)	863,497	(556,000)	638,133	(2,511,490)
Provision for income taxes	—	—	—	—
Net income or (loss)	108,104	(1,729,710)	23,514,941	(7,093,259)
Preferred stock
Debt discount accretion	333,187	7,766	781,473	7,766
Net income or (loss) available to common shareholders	$(225,083)	$(1,737,476)	$22,733,468	$(7,101,025)

Net income or (loss) per common share
Basic net income or (loss) per share	$(0.01)	$(0.13)	$0.66	$(0.55)
Diluted net income or (loss) per share	$(0.01)	$(0.13)	$0.66	$(0.55)
Shares used in computing earnings per share
Weighted average number of shares outstanding - basic	34,540,478	12,883,319	34,540,478	12,947,241
Weighted average number of shares outstanding - diluted	34,540,478	12,883,319	34,540,478	12,947,241

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Shareholders’ Deficiency
For the Nine Months Ended September 30, 2013
(Unaudited)
and For the Year Ended December 31, 2012

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficiency
Balance December 31, 2011	13,042,313	$13,043	9,733,531	$97,334	$70,842,537	$(84,498,684)
Earned portion of share-based compensation	—	—	—	—	646,477	—
Purchases of treasury shares	(212,670)	(212)	—	—	(493,058)	—
Exercise of employee options	3,517	3	—	—	(5,523)	—
Exercise of investor warrants	16,972	17	—	—	—	—
Conversion of preferred stock to common stock	21,690,346	21,690	(3,065,302)	(30,652)	8,962	—
Debt discount accretion	—	—	—	—	—	(123,569)
Net loss for the period ended December 31, 2012	—	—	—	—	—	(10,758,185)
Balance December 31, 2012	34,540,478	$34,541	6,668,229	$66,682	$70,999,395	$(95,380,438)
Earned portion of share-based compensation	—	—	—	—	371,003	—
Series E preferred shares granted to senior noteholders	—	—	—	—	(1,000,000)	—
Debt discount accretion	—	—	—	—	—	(781,473)
Net income or (loss) for the period ended September 30, 2013	—	—	—	—	—	23,514,941
Balance September 30, 2013	34,540,478	$34,541	6,668,229	$66,682	$70,370,398	$(72,646,970)

See notes to financial statements.

MedPro Safety Products, Inc.
Statements of Cash Flows
For the Nine Months September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net income (loss)	$22,733,468	$(7,101,025)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	204,156	219,104
Amortization of financing costs and intangible assets	—	748,106
Debt discount accretion	781,473	7,766
(Gain) or loss on disposition of assets	(26,360,327)	244,651
Share based compensation	371,003	476,414
Change in fair value of warrant (derivative liabilities)	(937,637)	(1,005,201)
Changes in operating assets and liabilities
Accounts receivable and accrued interest	(3,385)	12,766
Other current assets	5,978	2,658
Accounts payable and accrued expenses	1,125,264	(277,539)
Accrued interest payable	(539,510)	—
Net cash flows from operating activities	(2,619,517)	(6,672,300)
Cash Flows From Investing Activities
Purchases of property, equipment and intangibles	(9,250)	(120,064)
Option payment for asset acquisition	50,000	—
Interest Reserve paid to Noteholders	539,510	498,226
Net cash flows from investing activities	580,260	378,162
Cash Flows From Financing Activities
Withholding taxes on cashless stock option exercise	—	(5,503)
Purchase of treasury shares	—	(443,838)
Cash from issuance of preferred stock	379,814	416,869
Proceeds from borrowings	1,463,186	1,022,131
Net cash flows from financing activities	1,843,000	989,659
Net increase / (decrease) in cash	(196,257)	(5,304,479)
Cash at the beginning of the period	406,961	6,173,627
Cash at the end of the period	$210,704	$869,148
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$539,510	$3,150,000

Non-Cash Activity
Non cash portion of balance sheet effects from sale of patents	$(26,548,981)	$—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Research and Development Costs – Research and development costs are charged to expense as incurred.  These expenses do not include an allocation of salaries and benefits for the personnel engaged in these activities.  Although not expensed as research and development, all salaries and benefits for the three and nine months ended September 30, 2013 and 2012, have been expensed.

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

Cash and Cash Equivalents – For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all unrestricted bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Concentration of Credit Risk – From time to time during the nine months ended September 30, 2013 and the year ended December 31, 2012, certain bank account balances exceeded federally insured limits.  The Company utilized overnight repurchase agreements in 2012 to minimize risks. The repurchase agreements were suspended in 2013. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – ACQUISITIONS AND CAPITAL FUNDING

In September 2011, the Company formed a wholly owned subsidiary MedPro Investments, LLC (“MPI”), which issued 14% Senior Notes due October 30, 2016 ("14% Senior Notes") in the aggregate principal amount of $30 million in private placements to institutional investors on September 1, 2010 and October 1, 2010. MPI is a single member Delaware limited liability company whose accounts are included with MedPro for financial statement purposes and is disregarded for tax purposes. In connection with the 14% Senior Note issuance, MedPro transferred the rights to receive all royalties under the GBO agreement to MPI. All of the royalties payable under the GBO agreement were committed to pay the principal and interest due on the 14% Senior Notes. The Company received approximately $23,294,000 in net proceeds after establishing a $4,500,000 interest reserve (reflected as Restricted Cash) and paying offering expenses. The Company used the net proceeds

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

from the sale of the 14% Senior Notes to pay off all of its bank debt and all principal and accrued interest on the loans made in 2011 by VOMF, which together totaled $4,360,000.

On December 31, 2012, the Company entered into an irrevocable agreement to sell the patents associated with the manufacturing agreement to GBO effective on March 1, 2013. GBO agreed to pay off $29,400,000 of the 14% Senior Notes as consideration for the patents. The payoff is in two payments of $22,000,000 on March 1, 2013 and $7,400,000 on February 1, 2014. The Senior Noteholders ("Noteholders") agreed to release the Company on March 1, 2013 with the initial payment and look only to GBO and its parent's guarantee for collection of the remaining debt. The Company was relieved from its obligation to pay marketing assistance payments under the manufacturing agreement. The Company also settled the royalty obligation with VCI in exchange for $1,550,000 of payments commencing on December 31, 2013 and ending on December 31, 2014. The Company also received a license back to use the patents outside the areas of blood collection and phlebotomy.

As of the filing of this report, the Company's principal investor had agreed, in writing, as of December 31, 2012, to continue to fund the Company's operations while the Company seeks additional capital or debt financing to continue its operations.  The Company is working with an investment banking firm to secure equity and/or debt to continue development and acquisition of additional products.  The Company has substantially reduced its monthly cash requirement and has reduced staff to a level necessary to maintain operations.  Increasing our staff to a level necessary to support products in the market place will not be necessary until later in the current year or early in 2014.  Without funding from the Company's principal investor, there would be substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

In July 2012, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, a consensus of the FASB Emerging Issues Task Force. The standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The standard is effective for public entities for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2013. The standard provides guidance on the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company has not yet adopted this standard and has not determined the impact of adoption on its financial statements.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Certain amounts in the 2012 financial statements have been reclassified to conform to the classifications used to prepare the 2013 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of intellectual properties (medical device patents) that give the Company the right to produce or license certain medical devices. These various patents include the syringe guard prefilled family of products with an original cost of $4,845,000.

On March 1, 2013, the Company sold the patents for its skin and tube-activated blood collection devices with an original cost of $2,525,425, and its winged infusion set with an original cost of $1,250,000. In the transaction, the Company acquired a royalty-free license to utilize the patents, which was recorded at $1,000,000 based on estimates of future cash flow.

For the three months ended September 30, 2012, there was $249,369 of amortization expense, including $126,272 of amortization of intellectual property and $123,097 of amortization of loan fees. For the nine months ended September 30, 2012, amortization expense was $748,106, including $378,814 amortization of intellectual property and $369,292 amortization of loan fees. There was no amortization expense for the three and nine months ended September 30, 2013. The Company is developing products for market which rely on current patents and they will not be commercially sold until 2015. As a result, we will not amortize the patent cost until production and commercialization begins.

Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 month periods ended December 31,	Amortization
2013	$0
2014	$0
2015	$1,169,000
2016	$1,169,000
2017	$1,169,000
After 2017	$2,338,000

NOTE 6 – LONG-TERM DEBT

Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
14% Senior Notes, interest at 14%, payable quarterly beginning on October 30, 2010, secured by the royalty contract on blood collection devices, guaranteed by MedPro Safety Products, Inc. on behalf of MedPro Investments, LLC, the issuer	$—	$30,000,000
Series D Note payable, interest at 10%, payable at maturity on December 31, 2013, all assets not otherwise encumbered are pledged as collateral for the note	3,860,564	1,615,906
	$3,860,564	$31,615,906
Less: current portion	3,860,564	7,221,935
Long-term portion	$—	$24,393,971

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The interest reserve was used to supplement royalty revenues received under the GBO agreement.  Royalty revenues were deposited into a collection account held in trust and were supplemented from the interest reserve as necessary to complete the scheduled payments on the 14% Senior Notes.  There was no balance in the interest reserve account (Restricted Cash) at September 30, 2013 and $539,510 as of December 31, 2012.

On December 31, 2012, the Company entered into an irrevocable agreement to pay off the 14% Senior Notes and sell the patents associated with its manufacturing agreement, effective March 1, 2013. GBO agreed to pay $29,400,000 to the holders of the 14% Senior Notes ("Noteholders") as consideration for its purchase of the patents. The Noteholders were to receive $22,000,000 on March 1, 2013 and $7,400,000 on February 1, 2014. On January 30, 2013, the $539,510 balance of the interest reserve account was also paid to the Noteholders by the trustee as the Company's contribution to the transaction. The Noteholders released the Company from its guarantee of the payments of principal and interest on the 14% Senior Notes effective upon the initial payment on March 1, 2013 and now look only to GBO and the guarantee of GBO’s parent for collection of the second payment. The Company was also relieved from its obligation to pay marketing assistance payments to GBO under the manufacturing agreement. In addition, the Company received a license back from GBO to use the transferred patents outside the areas of blood collection and phlebotomy on a license and royalty-free basis. The Company also agreed to settle its royalty obligation related to the transferred patents for $1,550,000, with payments commencing on December 31, 2013 and ending on December 31, 2014.

Prior to the release discussed above, the 14% Senior Notes indenture limited the debt the Company could incur to an additional $7,500,000 of new senior debt and $15,000,000 of unsecured debt. These restrictions expired with respect to the Noteholders with the payment by GBO on March 1, 2013.

Series D Senior Secured Promissory Note

On September 12, 2012, the Company entered into a Series D Senior Secured Promissory Note (the “Series D Note”) that provided for a $4,285,000 senior secured line of credit (the “Credit Line”) to be funded by Vision Opportunity Master Fund, Ltd. (“VOMF”) or its affiliates (who, together with VOMF, are referred to as “Vision”).

MedPro was authorized to make periodic drawdowns in specific amounts totaling $4,285,000 through August 31, 2013 provided that any conditions to funding have been satisfied prior to any specific drawdown and that no event of default is then in effect. The draw schedule was amended and extended one month on July 17, 2013. The drawdowns taken by the Company through September 30, 2013 are shown in the table under "Valuation and Allocation of Consideration", below. The original borrowing limit has been increased by $75,000 from $4,210,000 for specific expenditures by the Company and approved by the lender. We have fully drawn down the Series D Note.

The outstanding principal amount borrowed pursuant to the Credit Line bears interest at a rate of 10% per annum, payable on the maturity date, which is December 31, 2013. Accrued interest through September 30, 2013 on the note is $299,516.

In consideration for entering into the Series D Note, the Company agreed to issue Vision up to 126,415 shares of new Series D Convertible Preferred Stock (“Series D Preferred Stock”). Shares of Series D Preferred Stock (“Series D Shares”) were issued in conjunction with each draw down. The Series D Preferred Stock has a $50.00 per share liquidation preference that is senior to the Company's other series of preferred stock and its common stock.

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

In addition, VOMF received the following number of Series D Shares on the following dates:

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

Valuation and Allocation of Consideration
In accordance with the note agreement, the consideration for the Series D note and the related issuance of the Series D Preferred shares was valued based on the relative fair values of the two components. The liquidation preference of $50 per share times the number of shares issued divided by the $3.00 conversion price was used to calculate the equivalent number of common shares. The common share value at the issue date was applied to each block of Series D Preferred to arrive at a tentative value of the equivalent common at issue. This tentative value and the face of the debt were compared to the sum of the two tentative values to arrive at a ratio of relative fair value. The resulting ratios were used to apportion the cash received between debt and the Series D Preferred temporary equity. The discount on the debt is being amortized as interest expense based on a yield to maturity method to accrete the debt to face at maturity. The Company believes this method resulted in a more accurate fair value allocation due to the current market price being below the conversion price, the immediate conversion feature available on the Series D Preferred and the high volatility of the Company's common stock.
The following table summarizes the allocation of the consideration received in exchange for the note and preferred shares in connection with the Senior Notes and Preferred Shares - Series D.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Series D Senior Debt and Preferred Shares Allocation	Cash Received	Debt Value	Preferred Stock Value	Preferred Shares
Draws against note through December 31, 2012	$2,442,000	$1,492,328	$949,672	84,946
Debt discount accretion		123,569
Balance at December 31, 2012	$2,442,000	$1,615,897	$949,672	84,946
Draws against the note through September 30, 2013	1,843,000	1,463,194	379,805	41,469
Debt discount accretion		781,473
Balance September 30, 2013	$4,285,000	$3,860,564	$1,329,477	126,415

	Draw Date	Draw Amount	Debt Allocation
Relative Values	9/12/2012	$727,000	$505,717
	9/28/2012	712,000	516,410
	11/1/2012	372,000	197,052
	11/30/2012	309,000	162,306
	12/28/2012	322,000	110,843
	1/31/2013	361,000	259,708
	2/28/2013	190,000	138,182
	3/28/2013	96,000	77,186
	3/29/2013	183,000	147,132
	5/8/2013	100,000	85,561
	5/22/2013	50,000	42,781
	5/31/2013	61,000	52,193
	6/20/2013	55,000	49,438
	6/28/2013	147,000	123,789
	7/31/2013	225,000	192,513
	8/30/2013	175,000	138,614
	9/30/2013	200,000	156,097
Discount Accretion 2012			123,569
Discount Accretion 2013			781,473
Gross Draws and Allocated Debt and Accretion		$4,285,000	$3,860,564

The following table summarizes the maturities of long-term debt:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

12 month periods ended December 31,

2013	$3,860,564
2014	—
2015	—
2016	—
2017	—
Total	$3,860,564

NOTE 7 – NOTES PAYABLE TO AND ADVANCES TO/FROM SHAREHOLDERS

As of September 30, 2013 and December 31, 2012, the Company had minor receivables from employees totaling $3,487 and $102 respectively. As of September 30, 2013 there were no accounts payable to officers and as of December 31, 2012, the payable to officers was $2,221. The employee receivables related to unreimbursed UPS personal charges from the current month and unreimbursed personal expenses on the Company credit card that are billed to the employees and have not been collected by the Company.

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

The following table sets forth the number of the shares of the Company’s capital stock issued and outstanding at September 30, 2013 and December 31, 2012:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

			Shares outstanding at	Shares outstanding at
	Shares Authorized	Par Value	September 30, 2013	December 31, 2012
Common stock	90,000,000	$0.001	34,540,878	34,540,878
Preferred Shares	10,000,000	$0.01	—	—
Series A Preferred	6,668,229	$0.01	6,668,229	6,668,229
Series B Preferred	1,493,779	$0.010	—	—
Series C Preferred	1,571,523	$0.010	—	—
Series D Preferred - Temporary Equity	220,000	$0.01	126,415	84,946
Series E Preferred - Temporary Equity	20,000	$0.01	20,000	—

Common stock underlying outstanding stock purchase warrants			957,190	957,190

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

Liquidation Rights. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of Series A Stock is entitled to receive $1.81 per share, plus any accrued and unpaid dividends, before any amounts are paid on common stock or any junior stock. The amount of this preferential liquidation distribution would have been $3,477,006 through September 30, 2013 and $3,025,640 through December 31, 2012. These amounts have not been recorded in the financial statements.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

Stock Repurchase Program

On June 25, 2009, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Through December 31, 2012 the Company had repurchased 700,509 shares in open market transactions at an average price per share of $2.66.  During the three and nine months ended September 30, 2013, the Company acquired no additional shares. The Company has spent $1,863,483 on share repurchases since the inception of the buy-back program.

See Note 13 for a detailed description of the terms of our stock purchase warrants issued and outstanding, including the accounting treatment.

NOTE 10 - INCOME TAXES

The Company incurred no net current or net deferred income tax expense or benefit for the three and nine months ended September 30, 2013 or the year ended December 31, 2012.  Income tax expense (benefit) varies from the amounts expected by applying ordinary federal income tax rates to income before income taxes versus taxable income as determine after applying permanent and temporary differences.  The Company has provided allowances for the entire amount of its operating losses incurred in prior years.  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Our open tax years include all returns filed for 2009 and later.

The Company had no net deferred tax liabilities as of December 31, 2012.  As of December 31, 2012, the majority of its deferred tax asset consisted of net operating loss carryforwards (tax effect) of $18,786,069, directly related to its total net operating loss carryforwards of $57,100,515 These net operating loss carryforwards begin expiring in 2015 and are entirely offset by valuation allowances at December 31, 2012 and September 30, 2013. The Company estimates that it will utilize sufficient net operating loss carryforwards in 2013 to offset all taxable income. Although the Company does not expect to owe and Federal or State income taxes, it has provided and estimated local net profits license fee accrual of $592,597

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.  Management believes it is more likely than not that some portion or all of the remaining deferred tax assets will not be realized.

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

On April 1, 2011, we leased new office space at 145 Rose Street, Lexington, Kentucky. The owner of the building is an unrelated party. Our monthly rent for the initial five year term is $8,000 per month. We have an option to terminate the lease

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

by giving 90 days notice before the third anniversary of the lease and by paying one year's rent as a penalty for early termination. The initial term of the lease is five years commencing on April 1, 2011 and terminates on March 31, 2016. We have three renewal options of three years each. Rent will escalate based on the Consumer Price Index for all U.S. City Average, all items (1982-1984 = 100). Rent expense for the three and nine months ended September 30, 2012 was $24,000 and $72,000.

We leased space in New York for the year ended December 31, 2012. We had a renewal option with two months free rent for 2013. The 2012 rent was $3,110 per month for March through October. We did not pay rent for January, February, November or December. Total lease expense through September 30, 2012 was $27,593. We did not renew this lease.

Future minimum annual lease payments, including renewals, for the twelve month periods ended December 31 are as follows:

12 Month Period Ended December 31	Amount
2013	$96,000
2014	96,000
2015	96,000
2016	24,000
$312,000

NOTE 12 - TEMPORARY EQUITY

On September 12, 2012, the Company designated the new series of Series D Stock which has been characterized as temporary equity by the Company. Due to the optional redemption feature, it is reflected as a mezzanine level temporary equity between debt and equity on the Company's balance sheet. The Series D Stock are being issued in connection with newly issued debt. The Company has authorized 220,000 shares of Series D Stock and had issued 126,415 shares as of September 30, 2013.

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

The fair value of the share-based payments is recognized as compensation expense over the various expected lives of the different options. For the the nine months ended September 30, 2013 and 2012, share-based compensation expense was $371,003 and $476,414, respectively.

The amount of unrecognized compensation expense for all share-based awards as of September 30, 2013 was approximately $979,648, which is expected to be recognized over a weighted-average remaining life of approximately 6.50 years.

The table below identifies the Company's outstanding options for officers, directors and employees granted over the last two fiscal years as of September 30, 2013 and the year ended December 31, 2012 and the factors used to value the share-based compensation expense for each option.

Option Schedule and Valuation Assumptions for 2013 and 2012 Options
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

On August 28, 2012, each of our five non-employee directors was granted options to purchase 25,000 shares under the Director Program. These options became exercisable one year from the grant date at $1.50 per share.

Nine Months Ended September 30, 2013

As a result of employee terminations and resignations 220,735 options lapsed one month after the departure date of these employees. In addition, the 2,100,000 of options expired on January 31, 2013. During the quarter ended September 30, 2013 194,173 options lapsed related to employee departures.

The valuation and the factors used to value these options are listed in the table above.

A summary of stock option activity for 2013 and 2012 is as follows:

	Shares		Weighted average exercise price
Outstanding at December 31, 2011	3,770,809		$2.200
Granted	225,000		$2.044
Exercised	(33,000)		$2.250
Outstanding at December 31, 2012	3,962,809		$2.192
Granted	—		—
Expired	(2,100,000)		$1.810
Forfeited	(220,735)		$2.663
Outstanding March 31, 2013	1,642,074		$2.617
Granted	—		—
Expired	—		—
Forfeited	(194,173)		$2.746
Outstanding June 30, 2013	1,447,901		$2.600
Granted	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Outstanding September 30, 2013	1,447,901	1,447,901	$2.600

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

Exercise Price		Options outstanding	Weighted average remaining contractual life (years) 2	Options exercisable
$3.85		70,130	5.65 years	70,130
$4.24		25,974	0.65 years	25,974
$3.65		20,547	6.01 years	20,547
$2.70		277,000	7.00 years	277,000
$2.62		100,000	2.34 years	100,000
$2.62		100,000	2.34 years	100,000
$2.62	1	100,000	2.34 years	—
$2.96		50,000	7.87 years	50,000
$2.96		125,000	7.89 years	125,000
$2.25		354,250	8.19 years	354,250
$2.73		100,000	8.42 years	100,000
$1.50		125,000	8.90 years	125,000
$2.62		1,447,901	6.50 years	1,347,901
1- Non-vested at September 30, 2013 or December 31, 2012.
2 - Weighted average remaining life at September 30, 2013.

The weighted average fair value per share of options granted during 2012 was $1.246. There have been no options granted for the nine months ended September 30, 2013. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Warrants outstanding were valued based on the weighted average factors represented in the following table:

	2013	2012
Dividend yield	—%	—%
Expected volatility	177.07%	148.92%
Expected lives	1.57	2.32
Risk-free interest rate	0.23%	0.25%

The weighted average remaining contractual life of all options outstanding at December 31, 2012 was 4.64 years and at September 30, 2013 is 6.50 years. In addition to outstanding stock options, our stockholders have authorized an additional 2,010,702 shares of common stock that may be issued under the share-based payment plans.

The following table summarizes our outstanding non-vested stock options:

Grant	Number	Exercise	Remaining Contractual
Date	of Shares	Price	Life in Years
2/22/2011	100,000	$2.62	2.34 years

As of September 30, 2013, we had $979,648 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $136,818, 2014 - $389,888, 2015 - $231,126, 2016 - $162,154 and $59,662 from 2017 and later years.

	2013	2014	2015	2016	2017
Unearned Compensation to be Expensed by Year	$136,818	$389,888	$231,126	$162,154	$59,662

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

•
As of September 30, 2013, the Company had 90,000,000 common shares authorized and 34,540,878 common shares issued and outstanding.  Therefore, the Company had a sufficient number authorized and unissued common shares to convert all of the preferred Series A stock at the conversion ratio then in effect had a notice of conversion been presented as of that date, meeting the “current status” test of ASC 815 (formerly EITF 00-19).

•	The deregistration of Company’s common stock is within its control;

•	The consummation of a going private transaction is within the Company’s control.

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	Warrants Issued with 2010 Bridge Financing
Grant Date	2/26/2010	3/31/2010	4/30/2010	6/3/2010	6/30/2010	8/5/2010	Totals
Stock Price at Issue	$3.40	$3.10	$3.00	$3.00	$3.00	$2.70
Exercise Price	$4.00	$4.00	$3.00	$3.00	$3.00	$3.00
Warrants Granted in Connection with Debt	212,500	112,500	208,334	50,001	75,002	83,335	741,672
Warrant Term in Years	5	5	5	5	5	5

12/31/2012
Volatility	148.915%	148.915%	148.915%	148.915%	148.915%	148.915%
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

Change in Value	$244,378	$131,182	$253,470	$61,430	$92,816	$104,062	$887,338
Value at Quarter End	$315,497	$170,281	$340,076	$82,833	$125,637	$141,569	$1,175,893
3/31/2013
Volatility	165.055%	165.055%	165.055%	165.055%	165.055%	165.055%
Risk Free Rate of Return	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%

Change in Value	$12,520	$7,005	$11,970	$2,989	$4,607	$5,276	$44,367
Value at Quarter End	$328,017	$177,286	$352,046	$85,822	$130,244	$146,845	$1,220,260
6/30/2013
Volatility	172.326%	172.326%	172.326%	172.326%	172.326%	172.326%
Risk Free Rate of Return	0.36%	0.36%	0.36%	0.36%	0.36%	0.36%
Change in Value	$(7,898)	$(3,625)	$(5,175)	$(1,054)	$(1,375)	$(1,250)	$(20,377)
Value at Quarter End	$320,119	$173,661	$346,871	$84,768	$128,869	$145,595	$1,199,883

9/30/2013
Volatility	177.068%	177.068%	177.068%	177.068%	177.068%	177.068%
Risk Free Rate of Return	0.10%	0.10%	0.33%	0.33%	0.33%	0.33%
Change in Value	$(261,953)	$(140,922)	$(276,366)	$(67,070)	$(101,441)	$(113,875)	$(961,627)
Value at Quarter End	$58,166	$32,739	$70,505	$17,698	$27,428	$31,720	$238,256

Liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013 and December 31, 2012 were as follows:

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

	Level 1	Level 2	Level 3	Total
2013
Derivative liabilities	—	$238,256	—	238,256
Total Liabilities at Fair Value	—	$238,256	—	238,256

2012
Derivative liabilities	—	1,175,893	—	1,175,893
Total Liabilities at Fair Value	—	1,175,893	—	1,175,893

Note- No assets or other liabilities were measured at fair value during 2013 or 2012.

The following table summarizes the terms and values of the Company’s stock purchase warrants outstanding at September 30, 2013 and December 31, 2012:

Warrant Issue Date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Shares Exercisable	Black-Scholes Valuation
At September 30,2013
February 26, 2010	$4.00	212,500	1.41	212,500	$320,119
March 31, 2010	$4.00	112,500	1.50	112,500	$173,661
April 30, 2010	$3.00	208,334	1.58	208,334	$346,871
June 3, 2010	$3.00	50,001	1.67	50,001	$84,768
June 30, 2010	$3.00	75,002	1.75	75,002	$128,869
August 5, 2010	$3.00	83,335	1.85	83,335	$145,595
AA Warrants	$1.81	215,518	0.33	215,518	$85.619

Totals		957,190		957,190	$1,285,502
Weighted Average Exercise Price					$3.07

At December 31, 2012
February 26, 2010	$4.00	212,500	2.15	212,500	$315,497
March 31, 2010	$4.00	112,500	2.25	112,500	$170,282
April 30, 2010	$3.00	208,334	2.33	208,334	$340,076
June 3, 2010	$3.00	50,001	2.42	50,001	$82,833
June 30, 2010	$3.00	75,002	2.50	75,002	$125,637
August 5, 2010	$3.00	83,335	2.68	83,335	$141,570
AA Warrants	$1.81	215,518	1.00	215,518	$85,619

Totals		957,190		957,190	$1,261,514
Weighted average exercise price					$3.07

NOTE 14 – EARNINGS PER SHARE

MedPro Safety Products, Inc.
Notes to Financial Statements
(Unaudited)

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

Potentially dilutive securities consist of options, warrants and convertible preferred stock. There were 1,447,901 outstanding options convertible into one share each of common stock at September 30, 2013. Stock purchase warrants outstanding at September 30, 2013 totaled 957,190 warrants convertible into an equal number of common shares. There were also three series of convertible preferred shares outstanding. Series A Preferred totaled 6,668,229 and convert into one share each of common stock. As of September 30, 2013 there were 126,415 shares of Series D Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 2,106,917 shares of common stock.

As of September 30, 2013 there were 20,000 shares of Series E Preferred stock listed as temporary equity. Based on their liquidation preference of $50.00 per share and the stated conversion rate of $3.00, the potential gross dilution represents 333,333 shares of common stock.

Since the Company had a loss for the 2012, the potentially dilutive options, warrants and preferred shares were not considered and earnings per share were only presented on a non-dilutive basis.  All of the available options and warrants outstanding at September 30, 2013 had an exercise price in excess of current market value therefor would not have been exercised and the calculations were not performed. Had calculations been performed assuming exercise of all options the effect would have been anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of MedPro Safety Products, Inc. as of September 30, 2013 and December 31, 2012 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this report or in our 2012 Annual Report on Form 10-K.  References in this Management’s Discussion and Analysis or Plan of Operations to “us,” “we,” “our,” and similar terms refers to MedPro Safety Products, Inc.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, for the year ended December 31, 2012 and our subsequent reports, factors that could contribute to those differences include, but are not limited to:

•	Our limited financial resources and our ability to fund development of our products and operations from third party financing and cash flow from operations.

•	New product introductions by current or future competitors that adversely affect our ability to compete in the global market.

•	The ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than we can.

•	The continued service of key management personnel.

•	Our ability to attract, motivate and retain qualified employees.

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

On December 31, 2012 the Company executed agreements with GBO and the holders of the 14% Senior Notes, to sell its patents to GBO for $29,400,000. Effective March 1, 2013, the agreements resulted in:

•
The sale by MedPro of the patents and other intellectual property underlying the three blood collection and infusion products to GBO, and the GBO agreement and the obligations of MedPro and GBO thereunder were terminated. As a result, MedPro was relieved of all obligations under the GBO agreement for marketing assistance payments.

•	The payment by GBO of $22 million to the Noteholders and the commitment to pay an additional $7.4 million to the Noteholders on February 1, 2014.

•	The termination and cancellation of our 14% Senior Notes and all of the agreements and instruments related to them. All of our obligations thereunder were discharged.

•
The grant by GBO to MedPro an exclusive, worldwide, royalty-free, fully paid up license to use certain of the transferred intellectual property in specific fields of use other than blood collection and phlebotomy. We valued the license at $1,000,000 based on estimated future revenue during the remainder of the patent term.

•	The Company agreed to settle its royalty obligation related to the transferred intellectual property for $1,550,000, with payments commencing on December 31, 2013 and ending on December 31, 2014.

Our current strategy focuses on completing the steps necessary to attain pre-market product development milestones for our family of drug delivery devices. Our objective is to enter into strategic partnership agreements with major medical products distribution partners that, whenever possible, can make a financial contribution toward product development costs.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor. The credit agreement allowed us to draw $4,285,000 over twelve months ended August 2013 and matures on December 31, 2013. On July 17, 2013, the agreement was modified to stretch the funding out through October with an amended draw schedule through September 30, 2013. There was no change in the overall amount of the draws.

The debt has been fully funded and we have issued 126,415 shares of newly created Series D Stock. The Series D Stock has a liquidation preference of $50.00 per share and is convertible into common stock at a conversion price of $3.00 per common share. The investor also has right to put the Series D Stock back to the Company at $50 per share beginning March 12, 2014. The terms of our financing arrangement with our principal investor are more fully discussed in Notes 6, 9 and 12 of the notes to our financial statements included in this report.

For several months we have been actively seeking short-term and long-term funding from a number of potential financing sources, and have been working with an investment banking firm to assist us in those efforts. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to take actions that constrain our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing or suspending operations.

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

We recognize sales and associated cost of sales when delivery has occurred and collectability is probable. Historically, we have had minimal returns for credit, so no reserve for product returns has been established. Our former customer had manufacturing responsibility and was responsible for returns of product. We provide for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on our assessment of the current status of individual accounts.

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

We will continue to review impairment of all of our intellectual property and intangibles during the intervening periods. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property has been placed into productive service and after an impairment determination, we utilize a net present value of future cash flows analysis to calculate carrying value.  Our forecasted revenue on our current portfolio of intellectual property over the next seven years, discounted to the balance sheet date based on a 7.5% discount factor ($26.3 million), exceeds our cost of our patents and expected development costs ($7.3 million) by approximately two and one-half times.

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

Results of Operations for the Nine Month Periods Ended September 30, 2013 and 2012

A summary of operating results for the nine month periods ended September 30, 2013 and 2012 is reflected in the following table:

	September 30, 2013	September 30, 2012	Change
Revenue	$100,000	$2,671,875	$(2,571,875)
Gain on Sale of Assets	26,548,981	—	26,548,981
Cost of Sales	—	(514,759)	514,759
Gross Profit (Loss)	26,648,981	2,157,116	24,491,865

Operating Expenses	3,772,176	6,738,885	(2,966,709)

Income or (Loss) from Operations	22,876,805	(4,581,769)	27,458,574

Other Income/(Expense)	638,133	(2,511,490)	3,149,623

Net Income or (Loss)	$23,514,938	$(7,093,259)	$30,608,197

Debt Discount Accretion	(781,473)	(7,766)	(773,707)

Net Income or (Loss) Available to Common Shareholders	$22,733,465	$(7,101,025)	$29,834,490

MedPro recorded a net loss of $(225,083) for the three months ended September 30, 2013, as compared to a net loss of $(1,737,476) for three months ended September 30, 2012.  Income or (loss) from operations was $(755,393) for the three months ended September 30, 2013 and $(1,173,710) for the same period in 2012.  Debt discount accretion for the third quarter of 2013 was $333,187.

There were no product royalty revenues for the three months ended September 30, 2013 compared to $890,625 and $2,671,875 for the same periods in the prior year. We did receive fee income of $100,00 in connection with product development activity in the current year. Revenue for the three month period ended September 30, 2012 consisted entirely of royalty income from the Company's minimum volume contract for its blood collection devices. Cost of revenue and amortization of intellectual property was $171,586 for the three months ended September 30, 2012 and $514,759 for the nine months ended September 30, 2012.

A table of comparison of 2013 and 2012 compensation and related expenses follows:

	September 30, 2013	September 30, 2012	Change
Salaries	$950,464	$1,715,908	$(765,444)
Share-Based Compensation	371,003	476,414	(105,411)
Payroll Taxes	59,463	108,759	(49,296)
Total Compensation Related	$1,380,930	$2,301,081	$(920,151)

The decreases in salaries and payroll taxes were primarily due to staffing changes in 2013 and a $200,000 performance based bonus paid to the CEO in 2012. There have been no bonuses paid in 2013 based on 2012 performance and no staff bonuses in either 2012 or 2013. Share-based compensation decreased by $105,411 in 2013. Only the CEO and the Board were awarded options in 2012. In addition, as the result of a decline in staffing in 2013, many share-based options lapsed and the compensation expense was adjusted accordingly.

In 2012 the Company granted 225,000 options valued at $335,432. Remaining unearned compensation on all outstanding options at September 30, 2013 was $979,648.

Total compensation expense, share-based compensation and payroll taxes in the third quarter of 2013 was $110,619 versus $163,850 in the same quarter of 2012.

Costs associated with our qualified defined contribution plan are reflected in the following table:

	September 30, 2013	September 30, 2012	Change
Company 401(k) Match	$26,598	$58,657	$(32,059)
Profit Sharing Contribution	—	—	—
Total Qualified Plan Expenses	$26,598	$58,657	$(32,059)

There were no 2013 or 2012 discretionary contributions to the profit sharing plan. The third quarter costs for the plan were $9,602 and $19,704 for 2013 and 2012, respectively. The change is due to reductions in staffing and related compensation.

Details of the advertising and promotion expenses in 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012	Change
Investor Relation Expenses	$3,525	$42,647	$(39,122)
Marketing Assistance Payment	—	406,125	$(406,125)
Promotional Expenses	10,260	18,984	$(8,724)
Trade Show Expenses	847	60,971.2	$(60,124)
Total Advertising and Promotion	$14,632	$528,727	$(514,095)

Advertising and promotion expense decreased significantly from 2012 as a result of implementation of cost control measures.  Third quarter costs for advertising and promotion were $162,387 in 2012 and nothing in 2013. Our obligation to make marketing assistance payments terminated in 2013 with the the December 31, 2012 agreement to sell patents to GBO.

Product development costs for 2013 and 2012 are reflected below:

	September 30, 2013	September 30, 2012	Change
Completed Parts	$2,721	$27,692	$(24,971)
Engineering	68,883	$730,654	$(661,771)
Materials and Components	6,132	142,017	$(135,885)
Research and Development	1,013	3,183	$(2,170)
Testing	—	15,603	$(15,603)
Total Product Development Costs	$78,749	$919,149	$(840,400)

The decrease in product development costs is as a result of deferring development cost due to limited financial resources. The Company intends to ramp up these expenses as soon as funding is available in 2013. Costs in this category were $21,399 and $276,653 in the third quarter of 2013 and 2012, respectively.

The following tables compares 2013 and 2012 professional fees:

	September 30, 2013	September 30, 2012	Change
Patent - Legal	$186,158	$268,669	$(82,511)
General - Legal	86,960	327,440	(240,480)
Accounting and Auditing	80,888	92,373	(11,485)
Regulatory Audits	4,870	7,557	(2,687)
Consulting Fees	270,400	620,706	(350,306)
Quality Testing and Other	—	3,944	(3,944)
Total Professional Fees	$629,276	$1,320,689	$(691,413)

The majority of the decrease in professional fees is due to the curtailment of the involvement of consultants in day to day operations. Legal fees are down a combined $322,990 for 2013. The Company has limited the use of outside counsel during the nine months ended September 30, 2013. Professional fees in the third quarter of 2013 were $90,046 versus $381,361 in the same period in 2012.

Comparative travel and entertainment expenses between 2013 and 2012 are reflected in the table that follows:

	September 30, 2013	September 30, 2012	Change
Airfare, cars, ground, parking, mileage and travel insurance	$78,254	$195,099	$(116,845)
Hotels, conference rooms, entertainment, meals and gratuities	36,625	102,646	(66,021)
Total Travel and Entertainment	$114,879	$297,745	$(182,866)

The decrease in total travel and entertainment expenses reflected a concerted effort to reduce travel costs in 2013. For the third quarter of 2013, travel expenses were $35,190 versus $66,692 in the prior year third quarter.

The following table compares general and administrative expenses for 2013 and 2012:

	September 30, 2013	September 30, 2012	Change
Office Lease	$71,649	$155,393	$(83,744)
Director Fees	—	62,500	(62,500)
Network Support	77,181	86,771	(9,590)
Software and Website Development	40,815	49,713	(8,898)
Contributions	—	2,350	(2,350)
Office Expense, Utilities etc...	44,186	75,317	(31,131)
Parking	10,960	13,999	(3,039)
Other General and Administration Expense	12,036	63,382	(51,346)
Local Taxes	604,804	6,877	597,927
Transfer Agent Costs	9,032	10,864	(1,832)
Bank Charges	9,828	8,331	1,497
Repairs and maintenance	7,184	9,862	(2,678)
Total G&A	$887,675	$545,359	$342,316

Office and warehouse lease costs were down due to the termination of the former office location lease in August 2012 and the non-renewal of our calendar year New York office lease. Director fees were suspended in late 2012 and have not been reinstated in 2013. The most significant change this year was the accrual of local taxes as a result of the gain on the sale of the GBO patents. Local taxes were $600,828 this year versus $5,448 in the first nine months of 2012. Total general and administrative expenses were $92,344 in the third quarter of 2013 versus $147,274 in the same quarter of 2012.

The following table compares insurance expense items for 2013 and 2012:

	September 30, 2013	September 30, 2012	Change
Health Insurance	$83,638	$185,405	$(101,767)
Product Liability Coverage	5,775	39,498	(33,723)
Property and Casualty Coverage	11,773	12,937	(1,164)
Disability Insurance	2,128	3,417	(1,289)
D&O and Other	68,310	62,466	5,844
Total Insurance Expense	$171,624	$303,723	$(132,099)

We had fifteen employees in the prior year and only six by the end of the third quarter of 2013 which caused a decrease in our health and benefits coverage costs. In addition, the Company elected to fund HSA contributions monthly this year versus all upfront as in the prior year. The combined impact of healthcare insurance changes and HSA funding resulted in a decrease of $101,767 in these costs in 2013. We have no products in the market in 2013 and, as a result, our products liability coverage has declined by $33,723. Insurance expense was down $40,834 in the third quarter of 2013.

Depreciation of $204,156 for the nine months ended September 30, 2013 was substantially unchanged from the prior year. All depreciation and amortization costs through the nine months ended September 30, 2013 totaled $204,156 versus $597,918 in 2012.

Interest expense for 2013 and 2012 was $299,516 and $3,519,292, respectively. The decrease was due to the suspension of interest on the 14% Senior Notes pending payoff in the first quarter of 2013 versus three quarters of interest expense in 2012.

Interest income was $12 in 2013, compared to $2,601 in 2012, a decrease of $2,589. The change is due primarily to the decline in our cash balance.

The net gain from the change in fair value of the derivative liabilities associated with the outstanding warrants in the 2013 was $937,637 compared to a net gain of $1,005,201 for 2012. The difference is attributable to variations in the inputs utilized to value the underlying derivative liabilities on the respective measurement dates and the closer proximity of the current year valuation to the expiration of the warrant exercise period. Our share price has declined and our volatility is up this year. This has resulted in the decline in the derivative liability and the resulting gain.
In 2013, the Company recorded a gain of $26,548,981 on the sale of patents to GBO. We also wrote off $263,654 of assets associated with the technology sold during 2013.
Liquidity and Capital Resources

Total assets were $7,372,247 as of September 30, 2013 and $10,764,676 as of December 31, 2012. The $3,392,429
decline in total assets reflects the impact of the negative cash flow from operations of $2,619,517. In addition, the Company sold assets for $29,400,000, but all of the proceeds, plus an additional $539,510 of cash held as an interest reserve, were used to pay off debt. Net other assets declined by $2,270,509 representing the remaining basis of assets sold or written off in 2013. Gross cost of assets sold was $3,270,509 less the addition to intellectual property of $1,000,000, for the net decline of $2,270,509.

Shareholders' deficiency decreased by $22,104,471. This represented the net income of $23,514,941, the earned portion of share-based compensation of $371,003 and debt discount accretion of $781,473. In addition, we issued $1,000,000 of Series E Preferred Stock as a part of the payoff of the 14% Senior Notes.

Restricted cash held in the interest reserve for our 14% Senior Notes was $539,510 at the beginning of the year was transferred to the Senior 14% Noteholders in early 2013. Our unrestricted cash decreased from $406,961 to $210,704 during the nine months ended September 30, 2013, a decline of $196,257.

Fixed assets decreased $392,763 during the first nine months of 2013. During the three quarters ended September 30, 2013 we wrote off $3,775,425 of intellectual property having a net book value of $2,218,080 and loan fees having a net book value of $902,429 as a result of the sale of patents on March 1, 2013. In addition, the Company added patent rights granted in the sale valued at $1,000,000.

Accounts payable, accrued expenses and accrued interest increased by $266,274 during 2013 mostly as a result of accrued local taxes, net of the $400,484 decline in accrued interest. Accrued royalties of $1,550,000 were recorded in 2013. The current portion of accrued royalties is $750,000. The current portion of long term debt declined from $7,221,935 to $3,860,564 in the first three quarters of 2013.

Since September 2012, we have been funding our operations from a line of credit extended by our principal investor, Vision Opportunity Master Fund Ltd. (“VOMF”). The credit agreement allowed us to draw up to $4,285,000 over thirteen months ending September 2013. The outstanding principal balance bears interest at an annual rate of 10% and matures on December 31, 2013. As of December 31, 2012, the amount available for future draws under the credit agreement totaled $1,843,000. During the first three quarters of 2013, the Company drew an additional $2,442,000 and the total draws now equal $4,285,000. There are no future draws available under the credit facility.

In consideration for the credit line, we agreed to issue VOMF up to 126,415 shares of new Series D Stock, to be issued in conjunction with, and based on the amount of each draw down. The Series D Stock has a $50.00 per share liquidation preference that is senior to the Company's Series A Preferred Stock and its common stock.

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

In connection with the termination of the GBO Agreement and the cancellation of our 14% Senior Notes, we agreed to pay a total of $1,550,000 to settle any royalty obligations arising from our original acquisition of the blood collection technology sold to GBO. We have agreed to pay four quarterly payments of $250,000 each beginning on October 31, 2013, due on December 31, 2013 and a final $550,000 payment on December 31, 2014. We have reflected $750,000 of the total in current liabilities as of September 30, 2013. The balance of $800,000 is reflected in long term debt.

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
If we are unable to obtain additional funding on acceptable terms, we may need to take actions that restrain our business and our ability to achieve cash flow in the future, including the surrendering our rights to some technologies or product opportunities, delaying product development and commercialization, or curtailing or suspending operations. The Series D Note includes a covenant that if we do not enter into a definitive agreement with respect to an additional equity funding of at least $10 million before November 30, 2012, and do not receive such funds before December 31, 2012, then we must implement a strategic alternative process to be agreed to by us and our principal investor. We began this process during the first quarter of 2013 and it continues through the current quarter.

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

Item 4. Controls and Procedures

MedPro’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, the CEO and CFO concluded that MedPro’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.  There were no changes in MedPro’s internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A.  Risk Factors.
Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A-Risk Factors. Except as noted below, there have been no material changes from the risk factors previously discussed in our Form 10-K filed for the year ended December 31, 2012.
We will need substantial additional funding to develop our products and for our future operations. If we cannot obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development and may be unable to continue our business.
Since September 2012, we have been funding our operations from a line of credit extended by our principal investor, Vision Opportunity Master Fund Ltd., which allowed us to draw up to $4,285,000 over thirteen months ending September 2013. It also includes covenants that restrict our ability to incur additional debt without VOMF's consent. The outstanding principal balance bears interest at an annual rate of 10% and matures on December 31, 2013. As of the date of this report, we have drawn the full amount available under this line of credit.
We have no outstanding bank debt and no debt associated with our leasehold improvements or equipment. Our principal outstanding obligations are the line of credit from VOMF which matures on December 31, 2013, royalty payments totaling $1,550,000 payable quarterly from December 31, 2013 through December 31, 2014, and amounts payable to professional advisors.
We will need financing in addition to our limited amount of cash on hand to meet our outstanding obligations and maintain our present operations in the fourth quarter of 2013 and beyond. However, we cannot be certain that additional financing will be available on acceptable terms, or at all.
Failure to successfully address our funding requirements will have a material adverse effect on our business. If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials, or curtailing or ceasing operations.
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

During the nine months ended September 30, 2013, we issued a total of 41,469 shares of Series D Convertible Preferred Stock to VOMF in consideration of the $1,843,000 drawn on our line of credit during the first nine months of the year. We relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933. See Notes 9 and 12 of the Notes to Financial Statements.

There were no purchases of our own stock during 2013.

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

MEDPRO SAFETY PRODUCTS, INC.
(Registrant)
November 13, 2013	By:	/s/ W. Craig Turner
W. Craig Turner
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

November 13, 2013	By:	/s/ Marc T. Ray
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